Form 10-Q
period 2021-03-31
Montauk Renewables, Inc.
filed 2021-05-17
CIK 1826600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39919

MONTAUK RENEWABLES, INC.

(Exact name of registrant as specified in its charter)

Delaware		85-3189583
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

680 Andersen Drive, 5th Floor Pittsburgh, Pennsylvania		15220
(Address of Principal Executive Offices)		(Zip Code)

(412) 747-8700

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MNTK	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☐  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐  No    ☒

The number of outstanding shares of the registrant’s common stock on April 30, 2021 was 142,157,835 shares.

Glossary of Key Terms

This Quarterly Report on Form 10-Q uses several terms of art that are specific to our industry and business. For the convenience of the reader, a glossary of such terms is provided here. Unless we otherwise indicate, or unless the context requires otherwise, any references in this Quarterly Report on Form 10-Q to:

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, growth rates, and our plans and objectives for future operations, growth, initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•	the impact of the ongoing COVID-19 pandemic on our business, financial condition and results of operations;

•	our ability to develop and operate new renewable energy projects, including livestock farms;

•	reduction or elimination of government economic incentives to the renewable energy market;

•	delays in acquisition, financing, construction and development of new projects, including expansion plans into new areas such as dairy;

•	the length of development cycles for new projects, including the design and construction processes for our renewable energy projects;

•	dependence on third parties for the manufacture of products and services;

•	identifying suitable locations for new projects;

•	reliance on interconnections to distribution and transmission products for our Renewable Natural Gas and Renewable Electricity Generation segments;

•	our projects not producing expected levels of output;

•	concentration of revenues from a small number of customers and projects;

•	dependence on our landfill operators;

•	our outstanding indebtedness and restrictions under our credit facility;

•	our ability to extend our fuel supply agreements prior to expiration;

•	our ability to meet milestone requirements under our PPAs;

•	existing regulations and changes to regulations and policies that effect our operations;

•	decline in public acceptance and support of renewable energy development and projects;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

•	our expectations regarding future capital expenditures;

•	our expectations regarding the use of net operating losses before expiration;

•	market volatility and fluctuations in commodity prices and the market prices of Environmental Attributes;

•	profitability of our planned livestock farm projects;

•	sustained demand for renewable energy;

•	security threats, including cyber-security attacks;

•	the need to obtain and maintain regulatory permits, approvals and consents;

•	potential liabilities from contamination and environmental conditions;

•	potential exposure to costs and liabilities due to extensive environmental, health and safety laws;

•	impacts of climate change, changing weather patterns and conditions, and natural disasters;

•	failure of our information technology and data security systems;

•	increased competition in our markets;

•	continuing to keep up with technology innovations;

•	an active trading market for our common stock may not develop;

•	our belief that we are taking appropriate measures to remediate the material weakness identified in our internal control over financial reporting;

•	concentrated stock ownership by a few stockholders and related control over the outcome of all matters subject to a stockholder vote; and

•	other risks and uncertainties detailed in the section titled “Risk Factors” in our latest Annual Report on Form 10-K.

We make many of our forward-looking statements based on our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties. See the “Risk Factors” section in our latest Annual Report on Form 10-K.

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONTAUK RENEWABLES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data):

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$22,643	$20,992
Accounts and other receivables, net	6,905	5,449
Prepaid expenses and other current assets	1,901	6,044

Total current assets	$31,449	$32,485
Restricted cash - non-current	$572	$567
Property, plant and equipment, net	182,309	187,046
Related party receivable	7,140	—
Goodwill and intangible assets, net	13,742	14,033
Deferred tax assets	13,756	14,822
Operating lease right-of-use assets	515	586
Other assets	3,879	3,817

Total assets	$253,362	$253,356

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$5,520	$5,964
Accrued liabilities	9,555	11,539
Current portion of lease liability	284	282
Income taxes payable	75	—
Current portion of derivative instruments	1,061	1,185
Current portion of long-term debt	9,536	9,492

Total current liabilities	$26,031	$28,462
Long-term debt, less current portion	$53,863	$56,268
Non-current portion of lease liability	249	320
Non-current portion of derivative instruments	781	1,075
Asset retirement obligation	5,783	5,689
Other liabilities	1,920	1,920

Total liabilities	$88,627	$93,734

STOCKHOLDERS’ AND MEMBERS’ EQUITY
Members’ equity	$—	$159,622
Common stock, $0.01 par value, authorized 690,000,000 shares; 142,157,835 shares issued at March 31, 2021; 141,015,213 shares outstanding at March 31, 2021	1,410	—
Treasury stock, at cost, 950,214 shares at March 31, 2021	(10,813)	—
Additional paid-in capital	188,403	—
Retained deficit	(14,265)	—

Total stockholders’ and members’ equity	$164,735	$159,622

Total liabilities and stockholders’ and members’ equity	$253,362	$253,356

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Total operating revenues	$31,447	$18,403
Operating expenses:
Operating and maintenance expenses	$10,612	$9,836
General and administrative expenses	20,452	3,439
Royalties, transportation, gathering and production fuel	6,218	2,941
Depreciation, depletion and amortization	5,737	5,348
Gain on insurance proceeds	(82)	(656)
Impairment loss	626	278
Transaction costs	88	—

Total operating expenses	$43,651	$21,186
Operating loss	$(12,204)	$(2,783)
Other expenses (income):
Interest expense	$646	$2,214
Other expense (income)	33	(26)

Total other expenses	$679	$2,188
Loss before income taxes	$(12,883)	$(4,971)
Income tax expense (benefit)	1,382	(10,787)

Net income (loss)	$(14,265)	$5,816

Loss per share:
Basic	$(0.10)
Diluted	$(0.10)
Weighted-average common shares outstanding:
Basic	141,015,213
Diluted	141,015,213

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY

(in thousands, except share data):

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	$154,257	$—	$—	$154,257
Net income	—	—	—	—	5,816	—	—	5,816
Stock-based compensation	—	—	—	—	230	—	—	230

Balance at March 31, 2020	—	$—	—	$—	$160,303	$—	$—	$160,303

Balance at December 31, 2020	—	$—	—	$—	$159,622	$—	$—	$159,622
Effect of Reorganization Transactions	138,312,713	1,383	—	—	(159,622)	158,239	—	—
IPO common stock	2,702,500	27	—	—	—	15,566	—	15,593
Treasury stock	—	—	950,214	(10,813)	—	—	—	(10,813)
Net loss	—	—	—	—	—	—	(14,265)	(14,265)
Stock-based compensation	—	—	—	—	—	14,598	—	14,598

Balance at March 31, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$188,403	$(14,265)	$164,735

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(14,265)	$5,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,737	5,334
Provision (benefit) for deferred income taxes	1,066	(10,787)
Stock-based compensation	14,598	230
Related party receivables	—	164
Derivative mark-to-market and settlements	(418)	1,801
Gain on property insurance proceeds	(82)	—
Accretion of asset retirement obligations	138	84
Amortization of debt issuance costs	137	187
Impairment loss	626	278
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	2,634	735
Accounts payable and other accrued expenses	(2,402)	(2,674)

Net cash provided by operating activities	$7,769	$1,168
Cash flows from investing activities
Capital expenditures	$(1,335)	$(5,204)
Proceeds from insurance recovery	82	—

Net cash used in investing activities	$(1,253)	$(5,204)
Cash flows from financing activities:
Borrowings of long-term debt	$—	$8,500
Repayments of long-term debt	(2,500)	(2,500)
Proceeds from initial public offering	15,593	—
Treasury stock purchase	(10,813)	—
Loan to Montauk Holdings Limited	(7,140)	—

Net cash (used in) provided by financing activities	$(4,860)	$6,000
Net increase in cash and cash equivalents and restricted cash	$1,656	$1,964
Cash and cash equivalents and restricted cash at beginning of period	$21,559	$10,361

Cash and cash equivalents and restricted cash at end of period	$23,215	$12,325

Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$22,643	$11,738
Restricted cash and cash equivalents - current	—	20
Restricted cash and cash equivalents - non-current	572	567

	$23,215	$12,325

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per-share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS

Operations and organization

Montauk Renewables’ Business

Montauk Renewables, Inc. (the “Company” or “Montauk Renewables”) is a renewable energy company specializing in the management, recovery and conversion of biogas into Renewable Natural Gas (“RNG”). The Company captures methane, preventing it from being released into the atmosphere, and converts it into either RNG or electrical power for the electrical grid (“Renewable Electricity”). The Company, headquartered in Pittsburgh, Pennsylvania, has more than 30 years of experience in the development, operation and management of landfill methane-fueled renewable energy projects. The Company has current operations at 15 operating projects located in California, Idaho, Ohio, Oklahoma, Pennsylvania and Texas. The Company sells RNG and Renewable Electricity, taking advantage of Environmental Attribute premiums available under federal and state policies that incentivize their use.

One of the Company’s key revenue drivers is the selling of captured gas and the selling of Renewable Identification Numbers (“RINs”) to fuel blenders. The Renewable Fuel Standard (“RFS”) is an Environmental Protection Agency (“EPA”) administered federal law that requires transportation fuel to contain a minimum volume of renewable fuel. RNG derived from landfill methane, agricultural digesters and wastewater treatment facilities used as a vehicle fuel qualifies as a D3 (cellulosic biofuel with a 60% greenhouse gas reduction requirement) RIN. The RINs are compliance units for fuel blenders that were created by the RFS program in order to reduce greenhouse gases and imported petroleum into the United States.

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

Background and Reorganization Transactions

On January 4, 2021, the Company, Montauk Holdings Limited (“MNK”) and Montauk Holdings USA, LLC (a direct wholly-owned subsidiary of MNK at the time, “Montauk USA”) entered into a series of transactions, including an equity exchange and a distribution collectively referred to as the “Reorganization Transactions,” that resulted in the Company owning all of the assets and entities (other than Montauk USA) previously owned by Montauk USA and Montauk Renewables became a direct wholly-owned subsidiary of MNK. Prior to the Reorganization Transactions, MNK’s business and operations were conducted entirely through Montauk USA and its U.S. subsidiaries, and MNK held no substantial assets other than equity of Montauk USA. The Company had no significant operations or assets prior to January 4, 2021 when it engaged in the equity exchange with Montauk USA and MNK.

After completion of the Reorganization Transactions, (i) Montauk USA ceased to own any substantial assets and (ii) all entities through which MNK’s business and operations were conducted became owned, directly or indirectly, by the Company. MNK adopted a plan contemporaneously with the completion of the Reorganization Transactions that authorized the liquidation and dissolution of MNK.

On January 15, 2021, MNK sold the membership interest of Montauk USA to a third party. On January 26, 2021, MNK distributed all of the outstanding shares of the Company’s common stock as a pro rata dividend to the holders of MNK’s ordinary shares (the “Distribution”), subject to any tax withholding obligations under applicable South African law. Each ordinary share of MNK outstanding on January 21, 2021, the record date for the Distribution (the “Record Date”), entitled the holder thereof to receive one share of the Company’s common stock.

On January 26, 2021, the Company closed the initial public offering of its common stock on the Nasdaq Capital Market (the “IPO”) with the shares traded under the symbol “MNTK.” Montauk Renewables issued 2,702,500 shares at $8.50 per share and received gross proceeds of $22,971. The Company’s common stock was also secondarily listed on the Johannesburg Stock Exchange under the trading symbol “MKR.”

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Initial Promissory Note”) with MNK. MNK is currently an affiliate of the Company and all of the Company’s directors and certain of the Company’s executive officers are also directors and executive officers of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000 to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended. On February 22, 2021, the Company and MNK entered into an Amended and Restated Promissory Note (the “Amended Promissory Note”) to increase the principal amount of the loan to a total of $7,140, in the aggregate, in accordance with the Company’s obligations set forth in the Transaction Implementation Agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021.

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

Although the Company has not experienced any material disruptions in its ability to continue its business operations or a material impact to its financial results to date due to COVID-19, the potential future impact cannot be predicted with certainty. Although the Company is unable to predict the ultimate effects of the COVID-19 pandemic, the pandemic has adversely affected the Company’s business, financial condition and results of operations. The spread of COVID-19 has disrupted certain aspects of the Company’s operations, including commissioning of development sites which were delayed up to five months in 2020 resulting in delays to registrations and qualifications necessary for EPA pathways and delays in revenue streams from these facilities, contract cancellations, and a decrease in operational efficiency in maintenance and operations. State and local mitigation protocols have contributed to reduced needs for transportation fuels, which has lowered and could continue to lower state-based environmental premiums. During 2020, the Company also faced a reduction in RINs pricing due to the outbreak of COVID-19. During the first quarter of 2021, RIN pricing recovered and increased from the temporary reduction experienced in 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021 (the “2020 Annual Report”). The results of operations for the three months ended March 31, 2021 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2020, has been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2020 in the 2020 Annual Report.

The historical consolidated financial information included reflects the historical results of operations and financial position of Montauk USA. The consolidated financial statements of Montauk USA, became our historical financial statements following the IPO. Certain historical financial information included relates to periods prior to the Reorganization Transactions.

Retrospective Presentation of Ownership Exchange

As discussed in Note 1, as a result of the Reorganization Transactions, the Company acquired the assets and entities (excluding Montauk USA) which were previously owned by MNK. As part of the Reorganization Transactions, a 1:1 pro rata exchange of shares of the Company’s common stock was made to holders of MNK’s ordinary shares. The Reorganization Transactions resulted in a pro rata exchange whereby the ownership of the Company after the Reorganization Transactions was identical to the ownership of MNK prior to the Reorganization Transaction and was therefore akin to a common control transaction. All members’ equity in the financial statements and notes have been retrospectively adjusted to give effect to the 1:1 ratio, as if such pro rata exchange occurred as of all pre-IPO periods presented, including periods presented on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Consolidated Statements of Stockholders’ and Members’ Equity and notes to the Condensed Consolidated Financial Statements contained herein.

Use of Estimates

The preparation of financial statements, in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equity-Based Compensation

The Company accounts for equity-based compensation under the provisions of ASC 718, Compensation – Stock Compensation, (“ASC 718”). ASC 718 requires compensation costs related to share-based payment transactions, measured based on the fair value of the instruments issued, be recognized in the consolidated financial statements over the requisite service period of the award. Stock options are initially measured on the grant date using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, term, risk-free interest rate and dividend yield. For restricted stock and restricted stock units, the Company determines the grant date fair value based on the closing market price of the stock on the date of the grant.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The new guidance changes how entities measure credit losses on financial instruments and the timing of when such losses are recorded. The new standard is effective for fiscal years beginning after December 15, 2022, with early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt: Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. This guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2020. The Company is currently assessing the impact this standard will have on its consolidated financial statements or related financial statement disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company does not currently anticipate this impact to have a material effect on our agreements, but is working with the administrative agent during the LIBOR transition.

NOTE 3 – ASSET IMPAIRMENT

The Company recorded an impairment loss of $626 for the three months ended March 31, 2021 in the Renewable Electricity Generation segment. The impairment loss was due to a notice received from a landfill host in February 2021 amending the underlying gas rights agreement to remove and begin decommissioning activities related to one of the Company’s renewable electric generation sites. For the three months ended March 31, 2020, the Company calculated and recorded an impairment loss of $278. The loss was due to a termination of a development agreement. The Company evaluated and concluded that no other triggering events were indicated during the period that suggested long-lived assets may not be recoverable.

NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS

The following tables display the Company’s revenue by major source, excluding realized and unrealized gains or losses under the Company’s gas hedge program, based on product type and timing of transfer of goods and services for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Goods transferred at a point in time	Goods transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$3,976	$6,695	$10,671
Natural Gas Environmental Attributes	17,452	—	17,452
Electric Commodity	—	2,273	2,273
Electric Environmental Attributes	1,051	—	1,051

	$22,479	$8,968	$31,447

Operating Segment:
RNG	$21,428	$6,695	$28,123
REG	1,051	2,273	3,324

	$22,479	$8,968	$31,447

	Three Months Ended March 31, 2020
	Goods transferred at a point in time	Goods transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$1,476	$5,245	$6,721
Natural Gas Environmental Attributes	7,024	—	7,024
Electric Commodity	—	2,753	2,753
Electric Environmental Attributes	1,743	—	1,743

	$10,243	$7,998	$18,241

Operating Segment:
RNG	$8,500	$5,245	$13,745
REG	1,743	2,753	4,496

	$10,243	$7,998	$18,241

NOTE 5 – ACCOUNTS AND OTHER RECEIVABLES

The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the Consolidated Statements of Operations. For the three months ended March 31, 2021 and 2020, there were no reserves for uncollectible accounts.

Accounts and other receivables consist of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December, 31
	2021	2020
Accounts receivables	$6,691	$5,264
Other receivables	179	164
Reimbursable expenses	35	21

Accounts and Other Receivables, Net	$6,905	$5,449

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December, 31
	2021	2020
Buildings and improvements	$28,070	$28,065
Machinery and equipment	246,448	246,874
Gas mineral rights	34,551	34,551
Construction work in progress	5,565	4,485

Total	314,634	313,975
Less: Accumulated depreciation and amortization	(132,325)	(126,929)

Property, Plant & Equipment, Net	$182,309	$187,046

Depreciation expense for property plant and equipment was $4,955 and $4,484 and amortization expense for gas mineral rights was $491 and $491 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets consist of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Goodwill	$60	$60
Intangible assets with indefinite lives:
Emissions allowances	$777	$777
Land use rights	329	329

Total intangible assets with indefinite lives:	$1,106	$1,106

Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $2,446 and $2,329	$11,834	$11,951
Customer contracts, net of accumulated amortization of $16,541 and $16,367	$742	$916

Total intangible assets with finite lives:	$12,576	$12,867

Total Goodwill and Intangible Assets	$13,742	$14,033

The weighted average remaining useful life of the customer contracts and interconnection is approximately 5 years and 17 years, respectively. Amortization expense was $291 and $374 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

The following table summarizes the activity associated with asset retirement obligations of the Company as of March 31, 2021 and December 31, 2020:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Asset retirement obligations - beginning of period	$5,689	$5,928
Accretion expense	119	320
New asset retirement obligations	—	350
Decommissioning	(25)	(909)

Asset retirement obligations - end of period	$5,783	$5,689

NOTE 9 – DERIVATIVE INSTRUMENTS

To mitigate market risk associated with fluctuations in energy commodity prices (natural gas) and interest rates, the Company utilizes various hedges to secure energy commodity pricing and interest rates under a board-approved program. As a result of the hedging strategy employed, the Company had the following realized and unrealized gains and losses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

		Three Months Ended
Derivative Instrument	Location	March 31, 2021	March 31, 2020
Commodity Contracts:
Realized Natural Gas	Gas commodity sales	$—	$551
Unrealized Natural Gas	Other income	—	(388)
Interest Rate Swaps	Interest expense	418	(1,413)

Net gain (loss)		$418	$(1,250)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of March 31, 2021 and December 31, 2020, set forth by level, within the fair value hierarchy:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative liabilities	$—	$(1,842)	$—	$(1,842)
Asset retirement obligations	—	—	(5,783)	(5,783)
Pico earn-out liability	—	—	(1,920)	(1,920)

	$—	$(1,842)	$(7,703)	$(9,545)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative liabilities	$—	$(2,260)	$—	$(2,260)
Asset retirement obligations	—	—	(5,689)	(5,689)
Pico earn-out liability	—	—	(1,920)	(1,920)

	$—	$(2,260)	$(7,609)	$(9,869)

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the three months ended March 31, 2021 and 2020 is included in Note 8.

In addition, certain assets are measured at fair value on a non-recurring basis when an indicator of impairment is identified and the assets’ fair value is determined to be less than its carrying value. See Note 3 for additional information.

NOTE 11 – ACCRUED LIABILITIES

The Company’s accrued liabilities consists of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued expenses	$3,613	$4,975
Payroll and related benefits	1,543	2,341
Royalty	2,705	2,620
Utility	1,063	1,147
Other	631	456

Accrued Liabilities	$9,555	$11,539

NOTE 12 – DEBT

The Company’s debt consists of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Term Loans	$27,500	$30,000
Revolving credit facility	36,697	36,697
Less: current principal maturities	(10,000)	(10,000)
Less: debt issuance costs (on long-term debt)	(334)	(429)

Long-term Debt	$53,863	$56,268
Current Portion of Long- term Debt	9,536	9,492

	$63,399	$65,760

Amended Credit Agreement

On December 12, 2018, Montauk Energy Holdings LLC (“MEH”) entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (as amended, “Credit Agreement”), by and among MEH, the financial institutions from time to time party thereto as lenders and Comerica Bank, as the administrative agent, sole lead arranger and sole bookrunner (“Comerica”). The Credit Agreement (i) amended and restated in its entirety MEH’s prior revolving credit and term loan facility, dated as of August 4, 2017, as amended, with Comerica and certain other financial institutions and (ii) replaces in its entirety the prior credit agreement, dated as of August 4, 2017, as amended, between Comerica and Bowerman Power LFG, LLC, a wholly-owned subsidiary of MEH.

On March 21, 2019, MEH entered into the first amendment to the Credit Agreement (the “First Amendment”), which clarified a variety of terms, definitions and calculations in the Credit Agreement. The Credit Agreement requires the Company to maintain customary affirmative and negative covenants, including certain financial covenants, which are measured at the end of each fiscal quarter.

On September 12, 2019, MEH entered into the second amendment to the Credit Agreement (the “Second Amendment”). Among other matters, the Second Amendment redefined the Fixed Charge Coverage Ratio (as defined in the Credit Agreement), reduced the commitments under the revolving credit facility to $80,000, redefined the Total Leverage Ratio (as defined in the Credit Agreement) and eliminated the RIN Floor (as defined in the Second Amendment) as an Event of Default. In connection with the Second Amendment, MEH paid down the outstanding term loan by $38,250 and the resulting quarterly principal installments were reduced to $2,500. The maturity date of the Credit Agreement was not changed by the Second Amendment and remains December 12, 2023.

In connection with the completion of the Reorganization Transactions and the IPO, the Company entered into the third amendment to the Credit Agreement (the “Third Amendment”). This amendment permitted the Change of Control provisions, as defined in the underlying agreement, to permit the Reorganization Transactions and IPO to be completed. The amendment also added LIBOR cessation fallback language for a transition to specified alternative SOFR-based rates, or, if those alternatives cannot be determined, to another rate selected by the administrative agent and the borrower under the Amended Credit Agreement as well as provisions that allow one or more parties to transition in advance of the dates set forth above where specified conditions are met.

The Credit Agreement, which is secured by a lien on substantially all assets of the Company and certain of its subsidiaries, provides for a $95,000 term loan and a $90,000 revolving credit facility. The term loan amortizes in quarterly installments of $2,500 and has a final maturity of December 12, 2023 with an interest rate of 2.926% and 2.961% at March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, $27,500 was outstanding under the term loan and $36,697 was outstanding under the revolving credit facility. In addition, the Company had $5,765 of outstanding letters of credit as of March 31, 2021. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of March 31, 2021, the Company’s capacity available for borrowing under the revolving credit facility was $37,537. Borrowings of the term loans and revolving credit facility bear interest at the LIBOR rate plus an applicable margin or the Prime Reference Rate plus an applicable margin, as elected by the Company.

The Company accounted for the Third Amendment as a debt modification in accordance with ASC 470, Debt. In connection with the Credit Agreement, the Company paid a total of $1,821 in new debt issuance costs comprised of $836 in costs paid to the lenders and $985 in costs paid as arranger fees. Of this amount, $364 was expensed and $1,457 was capitalized and will be amortized over the life of the Credit Agreement. The Company also incurred $59 in legal fees associated with the Credit Agreement. Amortized debt issuance expense in the amount of $137 and $187 for the three months ended March 31, 2021 and 2020, respectively, was recorded in the interest expense on the statement of operations.

As of March 31, 2021, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

Capitalized Interest

Capitalized interest was $0 and $361 for the three months ended March 31, 2021 and March 31, 2020, respectively. Interest is capitalized using the borrowing rate for the assets being constructed. Interest capitalized during 2020 was for the construction of two LFG-to-energy projects.

NOTE 13 – INCOME TAXES

The Company’s provision for income taxes in interim periods is typically computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur. In the first quarter of 2021, the Company calculated an unusually high estimated annual effective tax rate such that a reliable estimate of the annual effective tax rate could not be made. As such, the Company utilized the actual effective tax rate for the year to date ended March 31, 2021 as the Company’s best estimate for the first quarter of 2021.

	Three Months Ended
	March 31, 2021	March 31, 2020
Provision for income taxes	$1,382	$(10,787)
Effective tax rate	(10.7)%	217.0%

Income tax expense for the three months ended March 31, 2021 was calculated using the actual year to date effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the current year permanent disallowance of officers’ compensation.

The effective tax rate of (10.7)% for the three months ended March 31, 2021 was lower than the rate for the three months ended March 31, 2020 primarily due to the income tax benefit that increased the 2020 effective tax rate in connection with the January 1, 2020 dissolution of the MEC partnership which allows all entities under Montauk Energy Capital (“MEC”) to file as part of our consolidated federal tax group.

NOTE 14 – SHARE-BASED COMPENSATION

In January 2021, Montauk Renewables undertook the Reorganization Transactions which resulted in the Company owning all of the assets and entities (excluding Montauk USA) through which MNK’s business and operations are conducted. As a result of the Distribution, the options outstanding under MNK’s Employee Share Appreciation Rights Scheme (the “SAR Plan”) were cancelled. The Company recorded $82 and $230 of SAR Plan compensation expense incurred in January 2021, prior to the cancellation, and the three months ended March 31, 2020, respectively, and $2,050 of accelerated compensation expense in its condensed consolidated statements of operations within general and administrative expenses in connection with the cancellation of the options under the SAR Plan for the three months ended March 31, 2021.

The board of directors of Montauk Renewables adopted in January 2021 the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”). Following the closing of the IPO, the board of directors of Montauk Renewables approved in January 2021 the grant of non-qualified stock options, and restricted stock unit and restricted stock awards to the employees of Montauk Renewables and its subsidiaries. In connection with the grants of the restricted stock, the officers of the Company made elections under Section 83(b) of the Internal Revenue Code of 1986, as amended (the “Code”). In connection with such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports share-based compensation for stock options, restricted stock, and restricted stock units when vested, in the case of restricted stock and restricted stock units, and exercised, in the case of options, such awards are settled in shares of common stock of Montauk Renewables. As of March 31, 2021, unrecognized MRI EICP compensation expense for awards the Company expects to vest approximated $14,900 and will be recognized over approximately 5 years. The Company recognized $1,654 of MRI EICP compensation expense in its condensed consolidated statements of operations within general and administrative expenses for the three months ended March 31, 2021.

The restricted stock, restricted stock unit and option awards are subject to vesting schedules that commence or conclude, in the case of the option and restricted stock unit awards, on the one-year anniversary of the grant date and are subject to the terms and conditions of the MRI EICP and related award agreements including, in the case of the restricted stock awards, each officer having made an election under Section 83(b) of the Code. The Company recorded $10,813 of compensation expense in its condensed consolidated statements of operations within general and administrative expenses for the three months ended March 31, 2021 in connection with the withheld 950,214 shares associated with the Section 83(b) elections.

Options granted under the MRI EICP allow the recipient to receive the Company’s common stock equal to the appreciation in the fair market value of the Company’s common stock between the date the award was granted and the exercise and settlement of options into shares as of the exercise date. The fair value of the MRI EICP options were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

March 31, 2021
Risk-free interest rate	0.5%
Expected volatility	32.0%
Expected option life (in years)	5.5
Grant-date fair value	$3.44

The risk-free interest rate was based on United States Treasury yields in effect at the time of the grant for notes with terms comparable to the awards. The expected option life represents an estimate of the period of time options are expected to remain outstanding based on the mid-point of the exercisable period to account for the possibility of early exercise or maturity. As the Company recently completed its IPO in January 2021, there is no sufficient stock volatility historical data. The expected volatility was based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group.

The following table summarizes the options, restricted stock and restricted stock units outstanding under the MRI EICP as of March 31, 2021:

	Restricted Shares		Restricted Stock Units		Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
End of period - December 31, 2020	—	$—	—	$—	—	$—

Beginning of period - January 1, 2021	—	$—	—	$—	—	$—
Granted	2,092,836	11.38	29,568	11.38	950,214	11.38
Vested	(950,214)	11.38	—	—	—	—
Forfeited	—	—	(792)	11.38	—	—
Exercised	—	—	—	—	—	—

End of period – March 31, 2021	1,142,622	$11.38	28,776	$11.38	950,214	$11.38

The following table summarizes the options and restricted stock under the SAR Plan as of March 31, 2020:

	Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
End of period - December 31, 2019	1,872,534	$1.18	1,939,200	$0.95

Beginning of period - January 1, 2020	1,872,534	$1.18	1,939,200	$0.95
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	(50,000)	0.44	—	—

End of period – March 31, 2020	1,822,534	$1.20	1,939,200	$0.95

NOTE 15 – DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was approximately $135 and $108 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 16 – SEGMENT INFORMATION

The Company’s reportable segments for the three months ended March 31, 2021 and 2020 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity plants. The corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s condensed consolidated financial statements. The following tables are consistent with the manner in which the chief operating decision maker evaluates the performance of each segment and allocates the Company’s resources. In the following tables “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	Three Months Ended March 31, 2021
	RNG	REG	Corporate	Total
Total Revenue	$28,123	$3,324	$—	$31,447
Net Income (Loss)	10,561	(2,241)	(22,585)	(14,265)
EBITDA	14,779	(765)	(20,514)	(6,500)
Adjusted EBITDA (1)	14,779	(139)	(20,426)	(5,786)
Total Assets	157,436	50,156	45,770	253,362
Capital Expenditure	1,306	23	6	1,335

(1) First quarter of 2021 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	RNG	REG	Corporate	Total
Net Income (loss)	$10,561	$(2,241)	$(22,585)	$(14,265)
Depreciation and amortization	4,218	1,474	45	5,737
Interest expense	—	—	646	646
Income tax expense (benefit)	—	2	1,380	1,382

EBITDA	$14,779	$(765)	$(20,514)	$(6,500)

Impairment loss	—	626	—	626
Transaction costs	—	—	88	88

Adjusted EBITDA	$14,779	$(139)	$(20,426)	$(5,786)

	Three Months Ended March 31, 2020
	RNG	REG	Corporate	Total
Total Revenue	$13,425	$4,496	$482	$18,403
Net Income (Loss)	1,158	(519)	5,177	5,816
EBITDA	4,628	1,318	(3,355)	2,591
Adjusted EBITDA (1)	4,628	1,596	(2,967)	3,257
Total Assets	137,268	81,809	36,713	255,790
Capital Expenditure	4,105	1,060	39	5,204

(1) First quarter of 2020 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	RNG	REG	Corporate	Total
Net Income (loss)	$1,158	$(519)	$5,177	$5,816
Depreciation and amortization	3,470	1,835	43	5,348
Interest expense	—	—	2,214	2,214
Income tax expense (benefit)	—	2	(10,789)	(10,787)

EBITDA	$4,628	$1,318	$(3,355)	$2,591
Impairment loss	—	278	—	278
Non-cash hedging charges	—	—	388	388

Adjusted EBITDA	$4,628	$1,596	$(2,967)	$3,257

For the three months ended March 31, 2021 and 2020, four and three customers, respectively, made up greater than 10% of our total revenues.

	Three Months Ended March 31, 2021
	RNG	REG	Corporate	Total
Customer A	13.1%	—	—	13.1%
Customer B	10.0%	—	—	10.0%
Customer C	11.0%	—	—	11.0%
Customer D	26.2%	—	—	26.2%

	Three Months Ended March 31, 2020
	RNG	REG	Corporate	Total
Customer A	—	20.6%	—	20.6%
Customer B	18.6%	—	—	18.6%
Customer C	15.7%	—	—	15.7%

NOTE 17 – LEASES

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

The Company uses its incremental borrowing rate as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate approximates the rate to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

As of March 31, 2021, there were no leases entered into which have not yet commenced and that would entitle the Company to significant rights or create additional obligations.

Supplemental information related to operating lease arrangements was as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$76	$75
Weighted average remaining lease term (in years)	1.51	1.61
Weighted average discount rate	5.00%	5.00%

Future minimum lease payments for the three months ending March 31, are as follows:

Amount
Year Ending
Remainder of 2021	$227
2022	317
2023	8
2024	1
Interest	(20)

Total	$533

NOTE 18 – LOSS PER SHARE

Basic loss per share were computed using the following common share data for the three months ended March 31:

Three Months Ended March 31, 2021
Net loss	$(14,265)
Basic weighted-average shares outstanding	141,015,213
Dilutive effect of share-based awards	—

Diluted weighted-average shares outstanding	141,015,213

Basic loss per share	$(0.10)
Diluted loss per share	$(0.10)

As a result of incurring a net loss for the three months ended March 31, 2021, potential common shares of 2,121,612 were excluded from diluted loss per share because the effect would have been antidilutive.

NOTE 19 – RELATED PARTY TRANSACTIONS

In connection with the Distribution, the Company loaned MNK $7,140, which is recorded in the condensed consolidated balance sheet within related party receivable, for its dividends tax liability arising under the South African Income Tax Act, 1962, as amended. As security for this loan, MNK has pledged certain of its shares in the Company to Montauk and agreed to use the proceeds from the sale of such shares to repay this loan.

NOTE 20 – SUBSEQUENT EVENTS

The Company evaluated its March 31, 2021 condensed consolidated financial statements through May 14, 2021, the date the financial statements were issued. The Company is not aware of any subsequent events which would require disclosure in the consolidated financial statements, except for the matters discussed below.

On May 10, 2021, the Company, through a newly formed wholly-owned subsidiary, Montauk Swine Ag, LLC (“Montauk Swine”), announced the acquisition of the technology and certain assets of a business (the “Acquisition”) that specializes in developing technology to recover, refine, and recycle natural resources from waste streams of modern agriculture through proprietary and other processes in order to produce high quality renewable natural gas, bio-oil and biochar (the “Business”). The assets acquired include real-property, intellectual property, mobile equipment, and other equipment related to operating the Business. The purchase price for the Business and related assets consisted of approximately (i) $3,797 paid in cash at closing and (ii) two restricted stock awards, in equal amounts, granted under the MRI EICP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The historical consolidated financial data discussed below reflects the historical results of operations and financial position of Montauk USA. The consolidated financial statements of Montauk USA, our predecessor for accounting purposes, became our historical financial statements following the IPO. Certain historical financial data discussed below relates to periods prior to the Reorganization Transactions. Throughout this section, dollar amounts are expressed in thousands, except for per share amounts and MMBTU and RIN pricing amounts and unless otherwise indicated.

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A.–Risk Factors” and elsewhere in this report.

Overview

Montauk Renewables is a renewable energy company specializing in the recovery and processing of biogas from landfills and other non-fossil fuel sources for beneficial use as a replacement to fossil fuels. We develop, own, and operate RNG projects, using proven technologies that supply RNG into the transportation industry and use RNG to produce Renewable Electricity. We are one of the largest U.S. producers of RNG, having participated in the industry for over 30 years. We established our operating portfolio of 12 RNG and three Renewable Electricity projects through self-development, partnerships, and acquisitions that span six states.

Biogas is produced by microbes as they break down organic matter in the absence of oxygen (during a process called anaerobic digestion). Our two current sources of commercial scale biogas are LFG and ADG, which is produced inside an airtight tank used to breakdown organic matter, such as livestock waste. We typically secure our biogas feedstock through long-term fuel supply agreements and property lease agreements with biogas site hosts. Once we secure long-term fuel supply rights, we design, build, own, and operate facilities that convert the biogas into RNG or use the processed biogas to produce Renewable Electricity. We sell the RNG and Renewable Electricity through a variety of short-, medium-, and long-term agreements. Because we are capturing waste methane and making use of a renewable source of energy, our RNG and Renewable Electricity generate valuable Environmental Attributes, which we are able to monetize under U.S. federal and state initiatives.

Factors Affecting Revenue

Our total operating revenues include renewable energy and related sales of Environmental Attributes. Renewable energy sales primarily consist of the sale of biogas, including LFG and ADG, which is either sold or converted to Renewable Electricity. Environmental Attributes are generated and monetized from the renewable energy.

We report revenues from two operating segments: Renewable Natural Gas and Renewable Electricity Generation. Corporate relates to additional discrete financial information for the corporate function; primarily used as a shared service center for maintaining functions described below and not otherwise allocated to a segment. As such, the corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation to the Company’s consolidated financial statements.

•

Renewable Natural Gas Revenues: We record revenues from the production and sale of RNG and the generation and sale of the Environmental Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take counterparties as consideration for such counterparties using the RNG as a transportation fuel. We monetize a portion of our RNG production under fixed-price and counterparty sharing agreements, which provide floor prices in excess of commodity indices and sharing percentages of the monetization of Environmental Attributes. Under these sharing arrangements, we receive a portion of the profits derived from counterparty monetization of the Environmental Attributes in excess of the floor prices. We commissioned our Pico RNG facility in August 2020 and began reporting it within our RNG segment beginning October 2020. We commissioned Coastal RNG facility in September 2020. While these sites will contribute to improved volumes, we expect facilities to go through optimization periods after commissioning prior to meeting budget expectations.

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

RNG Production

Our RNG production levels are subject to fluctuations based on numerous factors, including:

•

Disruptions to Production: Disruptions to waste placement operations at our active landfill sites, severe weather events, failure or degradation of our or a landfill operator’s equipment or interconnection or transmission problems could result in a reduction of our RNG production. We strive to proactively address any issues that may arise through preventative maintenance, process improvement and flexible redeployment of equipment to maximize production and useful life. In November 2019, our McCarty facility lost production capacity of one of its engines due to its failure. Production was not restored until March 2020 when a replacement was commissioned. Our first quarter of 2021 volumes improved approximately 29.1% from the first quarter of 2020 due mainly to the commissioning of this engine in the prior year period. In October 2020, California wildfires forced our Bowerman facility to temporarily shut down. While production resumed in November 2020, our first quarter of 2021 revenues related to the Bowerman facility were approximately 18.9% lower than the prior year period, related in part to these wildfires.

•

Recent historical cold weather impacted our Atascocita, Galveston, McCarty, and Coastal Plains facilities located in Texas during February 2021. Production at these facilities was temporarily idled due to the loss of power from February 14 through February 20, 2021 and force majeure events were declared by certain of our counter-parties or by us for the period February 12 through February 22, 2021 related to these weather events. Operations at these facilities have subsequently resumed, but related to arrangements we have with certain of our utility suppliers, we were able to divert utilities back into the grid. Due mainly to these agreements, our utility costs within our RNG segment were approximately 54.9% lower in the first quarter of 2021 as compared to the first quarter of 2020. Our utility costs normalized during the second quarter of 2021.

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

Our dairy farm project is expected to be awarded a more attractive CI by CARB, thereby generating LCFS credits at a multiple of those generated by our landfill projects. This information is expected to become known in 2022.

The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we generally only sell RINs in the calendar year they are generated. In the fourth quarter of 2020, due to the uncertainty regarding the outcome of the 2020 US Presidential election, we entered into forward commitments of approximately 50% of our expected 2021 RIN generation. These forward commitments were based on D3 RIN index prices at the time of the commitment, therefore our realized average RIN price in the first quarter of 2021 of approximately $1.91 was below the D3 RIN index of approximately $2.54. The remaining forward commitments will only be monetized throughout 2021. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices in the current or following year due to the forward selling of commitments.

Factors Affecting Operating Expenses

Our operating expenses include royalties, transportation, gathering and production fuel expenses, project operating and maintenance expenses, general and administrative expenses, depreciation and amortization, net loss (gain) on sale of assets, impairment loss and transaction costs.

•

Project Operating and Maintenance Expenses: Operating and maintenance expenses primarily consist of expenses related to the collection and processing of biogas, including biogas collection system operating and maintenance expenses, biogas processing, operating and maintenance expenses, and related labor and overhead expenses. At the project level, this includes all labor and benefit costs, ongoing corrective and proactive maintenance, project level utility charges, rent, health and safety, employee communication, and other general project level expenses. Scheduled timing of proactive maintenance can be based on equipment usage and, as equipment ages, these costs may not be linear as compared to prior years.

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

•

General and Administrative Expenses: General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. In connection with the consummation of the IPO and the Reorganization Transactions, stock options issued under MNK’s SAR Plan were canceled. Under ASC 718, the Company accelerated all previously unvested stock-based compensation expense of approximately $2,050 in January 2021. The Company’s board of directors approved grants of restricted stock, non-qualified stock option, and restricted stock unit awards under the MRI EICP on January 28, 2021. The Company accounted for stock-based compensation related to these equity awards under ASC 718 and recognized approximately $1,654 in stock-based compensation related to these awards in the first quarter of 2021. The Company currently expects this amount to reflect the quarterly expense for each of the remaining quarters in 2021 as the other share-based compensation expense in the first quarter of 2021 was a one-time expense related to the cancellation and replacement of the SAR Plan with the MRI EICP. Finally, in connection with restricted stock awarded, the recipients made elections under 83(b) of the Code and we withheld a portion of the restricted stock awarded. In accordance with ASC 718, the Company recognized accelerated stock-based compensation expense related to the shares and we recorded approximately $10,813 in stock-based compensation in the first quarter of 2021. In the aggregate, we recognized approximately $14,598 in stock-based compensation in the first quarter of 2021. For more information, see Note 1 to our audited consolidated financial statements.

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

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

(in thousands, unless otherwise indicated)	Three Months Ended March 31,
	2021	2020	Change	Change %
Revenues
Renewable Natural Gas Total Revenues	$28,123	$13,889	$14,234	102.5%
Renewable Electricity Generation Total Revenues	$3,324	$4,461	$(1,137)	(25.5)%

RNG Metrics
CY RNG production volumes (MMBtu)	1,348	1,389	(41)	(3.0)%
Less: Current period RNG volumes under fixed/floor-price contracts	(453)	(554)	(101)	(18.2)%
Plus: Prior period RNG volumes dispensed in current period	353	267	86	32.2%
Less: Current period RNG production volumes not dispensed	(350)	(374)	(24)	(6.4)%
Total RNG volumes available for RIN generation (1)	898	728	170	23.4%

RIN Metrics
Current RIN generation ( x 11.727) (2)	10,534	8,538	1,996	23.4%
Less: Counterparty share (RINs)	(1,147)	(921)	226	24.5%
Plus: Prior period RINs carried into CY	110	1,330	(1,220)	(91.7)%
Less: CY RINs carried into next CY	—	—	—	—
Total RINs available for sale (3)	9,497	8,947	550	6.1%
Less: RINs sold	(8,875)	(7,835)	1,040	13.3%
RIN Inventory	622	1,112	(490)	(44.1)%
RNG Inventory (volumes not dispensed for RINs) (4)	350	374	(24)	(6.4)%
Average Realized RIN price	$1.91	$0.76	$1.15	151.3%

Operating Expenses
Renewable Natural Gas Operating Expenses	$13,134	$9,415	$3,719	39.5%
Operating Expenses per MMBtu (actual)	$9.74	$6.78	$2.96	43.7%
Renewable Electricity Generation Operating Expenses	$3,393	$2,957	$436	14.7%
$/MWh (actual)	$71.70	$56.50	$15.20	26.9%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	47	52	(5)	(9.6)%
Average Realized Price $/MWh (actual)	$70.24	$85.24	$(15.00)	(17.6)%

(1)

RINs are generated in the month that the gas is dispensed to generate RINs, which occurs the month after the gas is produced. Volumes under fixed/floor-price arrangements generate RINs which we do not self-market.

(2)	One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)	Represents RINs available to be self-marketed by us during the reporting period.
(4)	Represents gas production which has not been dispensed to generate RINs.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our revenues, expenses and net income for the periods set forth below:

(in thousands, except per share data)	Three Months Ended March 31,
	2021	2020	Change	Change %
Total operating revenues	$31,447	$18,403	$13,044	70.9%
Operating expenses:
Operating and maintenance expenses	10,612	9,836	776	7.9%
General and administrative expenses	20,452	3,439	17,013	494.7%
Royalties, transportation, gathering and production fuel	6,218	2,941	3,277	111.4%
Depreciation and amortization	5,737	5,348	389	7.3%
Gain on insurance proceeds	(82)	(656)	(574)	(87.5)%
Impairment loss	626	278	348	125.2%
Transaction costs	88	—	88

Total operating expenses	43,651	21,186	22,465	106.0%

Operating loss	$(12,204)	$(2,783)	$(9,421)	(338.5)%
Other expenses:	679	2,188	(1,509)	(69.0)%
Income tax expense (benefit)	1,382	(10,787)	12,169	112.8%

Net income	$(14,265)	$5,816	$(20,081)	(345.3)%

Revenues for the Three Months Ended March 31, 2021 and 2020

Total revenues in the first quarter of 2021 were $31,447, an increase of $13,044 (70.9%) compared to $18,403 in the first quarter of 2020. The primary driver for this increase related to a 151.3% increase in average realized RIN pricing during the first quarter of 2021 and to a lesser extent, an increase in RINs sold during the first quarter of 2021. The increase was partially offset by reduced electric Environmental Attribute revenue related to the 2020 fourth quarter California wildfires, which contributed to the 25.5% decrease in renewable electricity generation revenues in the first quarter of 2021.

Renewable Natural Gas Revenues

We produced 1,348 MMBtu of RNG during the first quarter of 2021, a decrease of 41 MMBtu over the 1,389 MMBtu (3.0%) produced in first quarter of 2020. Of the first quarter of 2021 volumes, 47 MMBtu of RNG was produced from development sites commissioned during 2020. Of the 89 lower MMBtu of RNG produced at our other locations during the first quarter of 2020, our Rumpke site produced 97 less MMBtu compared to the first quarter of 2020 due to landfill filling patterns limiting production. This reduction was partially offset by 51 MMBtu of increased production at our McCarty facility due to increased production resulting from a second engine commissioned in March 2020.

Revenues from the Renewable Natural Gas segment in the first quarter of 2021 were $28,123, an increase of $14,234 (102.5%) compared to $13,889 in the first quarter of 2020. Average commodity pricing for natural gas for the first quarter of 2021 was $2.69 per MMBtu, 14.5% lower than the first quarter of 2020. During the first quarter 2021, we self-monetized 8,875 RINs, representing a 1,040 increase (13.3%) compared to 7,835 in the first quarter of 2020. The increase was primarily related to increased MMBtu production over the first quarter of 2020. Average pricing realized on RIN sales during the first quarter 2021 was $1.91 as compared to $0.76 in the first quarter of 2020, an increase of 151.3%. This compares to the average D3 RIN index price for the first quarter of 2021 of $2.54 being approximately 88.7% higher than the average D3 RIN index price in the first quarter of 2020. All of our first quarter 2021 and 2020 RIN sales were priced generally on the D3 index with none based on the CWC. At March 31, 2021, we had approximately 350 MMBtus available for RIN generation. We had approximately 622 RINs generated and unsold at March 31, 2021. We had approximately 374 MMBtus available for RIN generation at March 31, 2021 and approximately 1,172 RINs generated and unsold at March 31, 2020.

Renewable Electricity Generation Revenues

We produced approximately 50,000 MWh in Renewable Electricity in both the first quarter of 2021 and 2020. During the first quarter of 2021, we commenced projects to restore production at our Security facility, however, this site did not produce a significant amount of volumes during its operations in the first quarter of 2020, and did not produce in the first quarter of 2021. MWh produced in the first quarter of 2020 included amounts from our Pico site, which, as of October 1, 2020, is now reported in our Renewable Natural Gas segment due to its conversion to an RNG site. The impact of the Security and Pico facilities account for the reduction in the first quarter of 2021.

Revenues from Renewable Electricity facilities in the first quarter of 2021 were $3,324, a decrease of $1,137 (25.5%) compared to $4,461 in the first quarter of 2020. Prior to reporting Pico in RNG, Pico accounted for $248 of the decrease between the first quarter 2021 and 2020 periods. Our Bowerman facility was impacted in the fourth quarter of 2020 by the California wildfires forcing it to temporarily shut down the facility. This shut down delayed the timing of monetization of the Environmental Attributes associated with the Bowerman facility and resulted in approximately $718 in reduced revenues in the first quarter of 2021 as compared to the first quarter of 2020.

In the first quarter of 2021, 100% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with the underlying PPAs, as compared to 94.3% in the first quarter of 2020. This provides the Company with certainty of price resulting from our Renewable Electricity sites.

Corporate Revenue

While we did not have any gas hedge programs in the first quarter of 2021, our gas hedge program during the first quarter of 2020 was priced at rates in excess of the actual index price, resulting in realized losses of $388.

Expenses for the Three Months Ended March 31, 2021 and 2020

General and Administrative Expenses

Total general and administrative expenses of $20,452 for the first quarter of 2021, an increase of $17,013 (494.7%) compared to $3,439 for the first quarter of 2020. Of the total in the first quarter of 2021, $14,353 related to stock-based compensation costs associated with the IPO and Reorganization Transactions. Excluding the impacts of IPO related stock based compensation, general and administrative expenses increased approximately $2,660. Employee related costs, including stock-based compensation, increased approximately $15,005 (835.0%) in the first quarter of 2021 as compared to the first quarter of 2020. This increase is related to our accounting for the cancellation of MNK options and recording approximately $2,050 in previously unvested stock-based compensation expense. We recorded approximately $12,549 in stock-based compensation expense associated with the grants of restricted stock, non-qualified stock options, and restricted stock units associated with the board of directors’ January 2021 grants to the Company’s employees. Additionally, professional fees increased approximately $1,609 (469.5%) during the first quarter of 2021 primarily resulting from our successful completion of the IPO and Reorganization Transactions. Finally, our corporate insurance premiums increased approximately $622 (113.9%) during the first quarter of 2021 over the first quarter of 2020 period primarily related to premium increases associated with the completion of the IPO.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the first quarter of 2021 were $7,602, an increase of $669 (9.7%) as compared to $6,932 in the first quarter of 2020. Approximately $1,163 of the increase related to development sites commissioned during 2020. Exclusive of the effects of these development sites, operating and maintenance expenses for the first quarter of 2021 were $6,439, a decrease of $493 (7.1%) compared to $6,932 in the first quarter of 2020. Our Houston based facilities were favorably impacted by lower utility rates during the first quarter of 2021. Certain of our utility contracts have provisions that when we are not using utilities, the providers are able to contribute that capacity back into the market and we receive credit against our future bills. The first quarter of 2021 weather event which temporarily impacted our Houston facilities utility consumption resulted in our RNG utilities being approximately $1,721 lower in such period as compared to the first quarter of 2020. The majority of this reduction is related to these contractual arrangements. Offsetting the favorable utility credits was our Apex site which incurred approximately $706 in increased operating and maintenance expenses in the first quarter of 2021 related to increased media and related maintenance expenses. Finally, our McCarty site commissioned its second engine during 2020 which increased operating and maintenance expenses of approximately $217.

Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the first quarter of 2021 were $5,532, an increase of $3,050 (122.9%) compared to $2,482 in the first quarter of 2020. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 20.1% for the first quarter of 2021 from 17.9% in the first quarter of 2020. The majority of the increase in royalties, transportation, gathering and production fuel expenses related to the increase in RNG revenues in the first quarter of 2021 over the first quarter of 2020.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the first quarter of 2021 were $2,965, an increase of $461 (18.4%) compared to $2,504 in the first quarter of 2020. We reported the results of Pico within the Renewable Electricity Generation segment until October 2020. Of the 2020 period total, Pico contributed $391 and, exclusive of Pico, Renewable Electricity facility operating and maintenance expenses increased in the first quarter of 2021 compared to the first quarter of 2020 by $852 (40.3%). The increase is primarily related to scheduled engine preventative maintenance intervals at our Bowerman facility, which was approximately $512 higher in the first quarter 2021 over the first quarter of 2020. This increase in scheduled maintenance is expected to continue into the fourth quarter of 2021 at our Bowerman facility. We also incurred other environmental system maintenance in the first quarter of 2021 which did not occur until the second quarter of 2020. Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first quarter of 2021 were $427, consistent with the first quarter of 2020, and as a percentage of Renewable Electricity Generation segment revenues increased to 12.9% from 10.9%. This increase relates primarily to our Pico results being included in the RNG segment during the first quarter of 2021.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the first quarter of 2021 were $6,218, an increase of $3,277 (111.4%) compared to $2,941 in the first quarter of 2020. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the first quarter of 2021 was $5,737, an increase of $389 (7.3%) compared to $5,348 in the first quarter of 2020. Our development sites commissioned and placed into service during 2020 contributed $537 of increased depreciation and amortization in the first quarter of 2021 as compared to the first quarter of 2020.

Impairment loss

We calculated and recorded an impairment loss of $626 in the first quarter of 2021, an increase of $348 (125.2%) compared to $278 in the first quarter of 2020. The impairment in first quarter of 2021 related to a landfill host requesting us to decommission a previously converted electric to RNG site. We had been contractually obligated to maintain the site. The impairment in first quarter of 2020 was attributable to the termination of a development agreement related to our Pico acquisition.

Other Expenses (Income)

Other expenses in the first quarter of 2021 were $679, a decrease of $1,509 (69.0%) compared to other expenses of $2,188 in the first quarter of 2020. Reduced interest expense of $1,568 in the first quarter of 2021 compared to the first quarter of 2020 associated with our Credit Agreement, was the primary reason for this reduction.

Income Tax Expense (Benefit)

Income tax expense for the three months ended March 31, 2021 was calculated using the actual year to date effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the current year permanent disallowance of officers’ compensation.

The effective tax rate of (10.7)% for the three months ended March 31, 2021 was lower than the rate for the three months ended March 31, 2020 of 217.0% primarily due to the income tax benefit that increased the 2020 effective tax rate in connection with the January 1, 2020 dissolution of the MEC partnership which will allow all entities under MEC to file as part of our consolidated federal tax group.

Operating Loss for the Three Months Ended March 31, 2021 and 2020

Operating loss in the first quarter of 2021 was $12,204, an increase of $9,421 (338.5%) compared to an operating loss of $2,783 in the first quarter of 2020. The primary driver of the increase relates to IPO and Reorganization Transactions stock-based compensation expense of $14,598 recognized in the first quarter of 2021. RNG operating profit for the first quarter of 2021 was $10,595, an increase of $9,398 (785.1%) compared to $1,197 in the first quarter of 2020. Renewable Electricity Generation operating loss for the first quarter of 2021 was $2,218, an increase of $1,637 (281.8%) compared to an operating loss of $581 for the first quarter of 2020.

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

The factors that we believe will affect our future operating results are as follows:

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

Non-GAAP Financial Measures:

The following table presents EBITDA and Adjusted EBITDA, non-GAAP financial measures for each of the periods presented below. We present EBITDA and Adjusted EBITDA because we believe the measures assist investors in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, EBITDA and Adjusted EBITDA are financial measurements of performance that management and the board of directors use in their financial and operational decision-making and in the determination of certain compensation programs. EBITDA and Adjusted EBITDA are supplemental performance measures that are not required by or presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities or a measure of our liquidity or profitability.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(14,265)	$5,816
Depreciation and amortization	5,737	5,348
Interest expense	646	2,214
Income tax expense (benefit)	1,382	(10,787)

Consolidated EBITDA	(6,500)	2,591
Impairment loss (1)	626	278
Transaction costs	88	—
Non-cash hedging charges	—	388

Adjusted EBITDA	$(5,786)	$3,257

(1) During the three months ended March 31, 2021, we recorded an impairment of $626 related to a landfill hosts request for us to decommission a facility previously converted to an RNG facility. We were previously contractually obligated to maintain this facility. During the three months ended March 31, 2021, we recorded an impairment of $278 termination of a development agreement related to our Pico acquisition.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2021 and December 31, 2020, our cash and cash equivalents, net of restricted cash, was $22,643 and $20,992 respectively. We intend to fund near-term development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.

On January 26, 2021, upon the closing of our IPO, we received net proceeds of $14,472 after deducting underwriting discounts and commissions of $1,608 and other estimated issuances costs of $6,891.

At March 31, 2021, we had debt before debt issuance costs of $64,198, compared to debt before debt issuance costs of $66,697 at December 31, 2020.

Our debt before issuance costs (in thousands) are as follows:

	March 31, 2021	December 31, 2020
Term Loans	$27,500	$30,000
Revolving Credit Facility	36,697	36,697

Debt before debt issuance costs	$64,198	$66,697

Amended Credit Agreement

On December 12, 2018, we entered into an amended revolving credit and term loan agreement (as amended, the “Amended Credit Agreement”), with Comerica Bank (“Comerica”) and certain other financial institutions. The Amended Credit Agreement, which is secured by substantially all of our assets and assets of certain of our subsidiaries and provides for a five-year $95,000 term loan and a five-year $80,000 revolving credit facility.

As of March 31, 2021, $27,500 was outstanding under the term loan and $36,697 was outstanding under the revolving credit facility. The term loan amortizes in quarterly installments of $2,500 and has a final maturity of December 12, 2023 with an interest rate of 2.926% and 2.961% at March 31, 2021 and December 31, 2020, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the Eurodollar Margin or Base Rate Margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).

The Amended Credit Agreement contains customary covenants applicable to us and certain of our subsidiaries, including financial covenants. The Amended Credit Agreement is subject to customary events of default, and contemplates that we would be in default if, for any fiscal quarter (x) the average monthly D3 RIN price (as determined in accordance with the Amended Credit Agreement) is less than $0.80 per RIN and (y) the consolidated EBITDA for such quarter is less than $6,000. Consolidated EBITDA is defined under the Amended Credit Agreement as net income plus (a) income tax expense, (b) interest expense, (c) depreciation, depletion, and amortization expense, (d) non-cash unrealized derivative expense and (e) any other extraordinary, unusual, or non-recurring adjustments to certain components of net income, as agreed upon by Comerica in certain circumstances.

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

As of March 31, 2021, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.

The Amended Credit Agreement replaced our prior credit agreements with Comerica Bank and a portion of the proceeds of the term loan made under the Amended Credit Agreement were used by us to, among other things, fully satisfy an aggregate of $52,500 outstanding under such credit agreements. For additional information regarding the Amended Credit Agreement, see the sections entitled “Description of Indebtedness and Note 12— Debt to our audited consolidated financial statements.

Debt Financing

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our 2021 capital expenditures to range between $8,500 and $9,500. Our 2021 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, other specific facility improvements, and information technology improvements. Additionally, we expect to spend between $2,000 and $4,000 on optimization projects at our recently commissioned development facilities. Our Amended Credit Agreement provides us with an $80,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. Finally, we currently anticipate up to $3,000 in initial capital expenditures in 2021 relating to the Acquisition.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash flows provided by operating activities	$7,769	$1,168
Net cash flows used in investing activities	(1,253)	(5,204)
Net cash flows (used in) provided by financing activities	(4,860)	6,000
Net increase in cash and cash equivalents	1,656	1,964
Restricted cash, end of period	572	587
Cash and cash equivalents and restricted, end of period	23,215	12,325

For the first quarter of 2021, we generated $7,769 of cash from operating activities, a 565.1% increase from the first quarter of 2020 of $1,168. Working capital and other assets and liabilities provided $229 in the first quarter of 2021 compared to using $1,939 in the first quarter of 2020. Significant adjustments to net income included our accounting for stock-based compensation, a $14,368 increase and a $2,219 reduction related to our interest rate swap agreements.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. Approximately $917 of our first quarter of 2021 capital expenditures totaling $1,355 were related to optimization projects at our recently commissioned facilities. For the first quarter of 2020, our capital expenditures were $5,204, of which $517, $1,104 and $895 related to the construction of our Galveston, Coastal Plains, and Pico RNG facilities, respectively. We also incurred $2,806 in capital expenditures rebuilding the failed engine at our McCarty RNG facility.

Our net cash flows used in financing activities of $4,860 for the first quarter of 2021 decreased by $10,860 compared to cash provided by financing activities in the first quarter of 2020. The closing of our January 2021 IPO provided $12,401 in proceeds after payment of commissions and expenses. In connection with withholding shares from restricted stock awards pursuant to elections made by employees under Section 83(b) of the Code, the Company reacquired 950,214 shares with a value of approximately $10,813. Additionally, in connection with the Distribution, we loaned $7,140 to MNK for its dividends tax liability arising under the South African Income Tax Act, 1962, as amended. As security for this loan, MNK has pledged certain of its shares in the Company to Montauk and agreed to use the proceeds from the sale of such shares to repay this loan. During 2020, we borrowed $8,500 under our revolving credit agreement to be used primarily for development capital expenditures.

Internal Control Over Financial Reporting

In the preparation of our interim financial statements for the IPO, as well as the preparation of our year end financial statements, we and our independent public accounting firm identified a material weakness in our internal control over financial reporting that impacted the twelve months ended December 31, 2020 and for the nine months ended September 30, 2020 and 2019. During the first quarter of 2021, we continued to implement remediation initiatives in response to the previously identified material weakness in connection with our material weakness remediation plan as noted below.

See “Risk Factors–Emerging Growth Company Risks–We have identified a material weakness in our internal control over financial reporting. We continue to implement remediation initiatives in response to this material weakness. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business” in our 2020 Annual Report as well as Part II, Item 1A of this report.

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

Revenue Recognition

Our revenues are comprised of renewable energy and the related Environmental Attribute sales provided under long-term contracts with our customers. All revenue is recognized when we satisfy our performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product to the customer either when (or as) the customer obtains control of the product. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. We allocate the contract’s transaction price to each performance obligation using the product’s observable market standalone selling price for each distinct product in the contract.

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

Our net deferred tax asset position is a result of net operating losses (“NOLs”), fixed assets, intangibles, and tax credit carryforwards. The realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income during the periods in which those temporary differences become deductible, prior to the expiration of the tax attributes. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and forecasting future profitability by tax jurisdiction.

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

Finite-Lived Asset Impairment

In accordance with FASB ASC Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material.

We recorded impairment of $626 and $278 for the first quarter of 2021 and 2020, respectively. See Note 3, “Asset Impairment” to our audited consolidated financial statements for more information.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under GAAP. Our off-balance sheet arrangements are limited to the outstanding letters of credit described below. Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources.

For the first quarter of 2021, we had approximately $5,765 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no usage against these outstanding letters of credit. During 2020, we did not have off-balance sheet arrangements other than outstanding letters of credit of approximately $7,145.

Contractual Obligations

There were no material changes to our significant contractual obligations during the first quarter of 2021 as compared to those previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

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

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2, “Summary of Significant Accounting Policies” of Part I, Item 1 of our interim financial statements in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since our disclosure in Quantitative and Qualitative Disclosures About Market Risk included as Item 7A in our 2020 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were not effective, pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act, based on the material weakness in internal control over financial reporting described below.

In light of the above, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness

During the preparation of our interim financial statements in connection with our IPO, as well as the preparation of our year-end financial statements, we and our independent public accounting firm identified a material weakness in internal control over financial reporting. As defined in Rule 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not have adequate procedures and controls with respect to complete and accurate recording of inputs to the consolidated income tax provision and related accruals.

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

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2021, we continued to implement remediation initiatives in response to the previously identified material weakness in connection with our material weakness remediation plan as noted below.

As part of our ongoing remediation initiatives, we continue to implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies that led to the material weakness, including outsourcing the parallel preparation and review of our tax calculations and related disclosures by external specialists, and initiating design and implementation of our financial control environment which includes creation of additional controls including those designed to strengthen our review and reconciliation processes around preparation of the annual and interim tax provision and related disclosures. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls.

If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we and our subsidiaries may be parties to legal proceedings arising in the normal course of our business. We and our subsidiaries are currently not a party, nor is our property subject, to any material pending legal proceedings.

ITEM 1A.	RISK FACTORS

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A discussion of our risk factors can be found in Part I, “Item 1A Risk Factors” in our 2020 Annual Report. The impact of COVID-19 may exacerbate the risks discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report, any of which could have a material effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 4, 2021, we issued 138,312,713 shares of our common stock to Montauk USA (representing all of the issued and outstanding shares of common stock of Montauk Renewables) in exchange for all of the issued and outstanding membership interests of Montauk Energy Holdings LLC, our top-tier subsidiary, under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), on the basis that the transaction did not involve a public offering.

In connection with the closing of the IPO, on January 26, 2021, we issued warrants to purchase up to 135,125 shares of our common stock at an exercise price of $9.35 per share to Roth Capital Partners, LLC (“Roth”) under Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. The warrants expire on January 26, 2026.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of our equity securities for the three months ended March 31, 2021:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2021 – Jan. 31, 2021	950,224	$11.38	—	—
Feb. 1, 2021 – Feb. 28, 2021	—	—	—	—
March 1, 2021 – March 31, 2021	—	—	—	—

	950,224	$11.38	—	—

(1)

On January 4, 2021, we redeemed 10 shares of our common stock, that were previously issued to Ms. Melissa Zotter in connection with our initial formation, for $10. On January 28, 2021, we withheld 950,214 shares of our common stock relating to restricted stock awards granted to our officers under the MRI EICP pursuant to their respective elections under Section 83(b) of the Code.

Use of Proceeds from Sale of Registered Securities

On January 21, 2021, our Registration Statement on Form S-1, as amended (File No. 333-251312) (the “Registration Statement”), was declared effective by the SEC in connection with our IPO. The underwriter for the IPO was Roth. A total of 3,399,515 shares of our common stock were sold pursuant to the Registration Statement, which was comprised of (1) 2,702,500 shares of new common stock issued by the Company and (2) 697,015 shares of the Company’s common stock held by MNK. The 3,399,515 shares were sold at an offering price of $8.50 per share and resulting in net proceeds to the Company of approximately $15.0 million, after deducting the underwriting discount of approximately $1.6 million and offering expenses payable by the Company of approximately $6.2 million.

The IPO closed on January 26, 2021. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Since the closing of the IPO, approximately $3.9 million of the net proceeds from the IPO have been used by Montauk Renewables in connection with diligence activities and to complete the Montauk Swine Acquisition in May 2021. An immaterial amount has been used relating to other possible acquisitions and projects. The remaining net proceeds of approximately $11.1 is held as cash. See Note 20, “Subsequent Events,” for more information on the Montauk Swine Acquisition.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
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

10.2^	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.3^	Form of Restricted Stock Unit Award Agreement (Employees) (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.4^

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.5^	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.6^	Form of Option Cancellation Agreement (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.7^

Form of Indemnity Letter between Montauk Renewables, Inc. and each of its current directors and executive officers (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-251312), filed (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 23, 2020)

10.8^

Form of Indemnification Agreement between Montauk Renewables, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.9

Third Amendment, dated as of January 4, 2021, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

Exhibit Number	Description

10.10

Amended and Restated Loan Agreement and Secured Promissory Note, by and between Montauk Holdings Limited and Montauk Renewables, Inc., dated February 22, 2021 (incorporated by reference to Exhibit 10.41 to our Form 10-K (File No. 001-39919) filed March 31, 2021)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2021	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Financial and Accounting Officer)