Form 10-Q/A
period 2021-03-31
Montauk Renewables, Inc.
filed 2021-06-15
CIK 1826600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number:
001-39919

MONTAUK RENEWABLES, INC.
(Exact name of registrant as specified in its charter)

Delaware		85-3189583
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

680 Andersen Drive, 5 th Floor Pittsburgh, Pennsylvania		15220
(Address of Principal Executive Offices)		(Zip Code)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends Montauk Renewables, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Form 10-Q”) originally filed with the Securities and Exchange Commission on May 17, 2021. This Amendment is being filed, under the permitted 30 day grace period, solely to include omitted Inline eXtensible Business Reporting Language (iXBRL). Interactive Data Files have been added as Exhibit 101 to this Amendment.
Additionally, this filing includes updated Chief Executive Officer and Chief Financial Officer certifications filed as Exhibits 31.1, 31.2, 32.1, and 32.2. No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the originally filed

Form 10-Q.

Glossary of Key Terms
This Quarterly Report on Form
10-Q
uses several terms of art that are specific to our industry and business. For the convenience of the reader, a glossary of such terms is provided here. Unless we otherwise indicate, or unless the context requires otherwise, any references in this Quarterly Report on Form
10-Q
to:

•	“ ADG ” refers to anaerobic digested gas.

•	“ CARB ” refers to the California Air Resource Board.

•	“ CNG ” refers to compressed natural gas.

•	“ CI ” refers to carbon intensity.

•	“ CWCs ” refers to cellulosic waiver credits.

•	“ D3 ” refers to cellulosic biofuel with a 60% GHG reduction requirement.

•	“ D5 ” refers to advanced biofuels with a 50% GHG reduction requirement.

•	“ EHS ” refers to environment, health and safety.

•	“ EIA ” refers to the U.S. Energy Information Administration.

•	“ EPA ” refers to the U.S. Environmental Protection Agency.

•
“
Environmental Attributes
” refer to federal, state and local government incentives in the United States, provided in the form of RINs, RECs, LCFS credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy.

•	“ FERC ” refers to the U.S. Federal Energy Regulatory Commission.

•	“ GHG ” refers to greenhouse gases.

•	“ JSE ” refers to the Johannesburg Stock Exchange.

•	“ LCFS ” refers to Low Carbon Fuel Standard.

•	“ LFG ” refers to landfill gas.

•	“ LNG ” refers to liquefied natural gas.

•	“ PPAs ” refers to power purchase agreements.

•	“ RECs ” refers to Renewable Energy Credits.

•	“ Renewable Electricity ” refers to electricity generated from renewable sources.

•	“ RFS ” refers to the EPA’s Renewable Fuel Standard.

•	“ RINs ” refers to Renewable Identification Numbers.

•	“ RNG ” refers to renewable natural gas.

•	“ RPS ” refers to Renewable Portfolio Standards.

•	“ RVOs ” refers to renewable volume obligations.

•	“ WRRFs ” refers to water resource recovery facilities.

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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC 718,
Compensation – Stock Compensation
, (“
ASC 718
”). ASC 718 requires compensation costs related to share-based payment transactions, measured based on the fair value of the instruments issued, be recognized in the consolidated financial statements over the requisite service period of the award. Stock options are initially measured on the grant date using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, term, risk-free interest rate and dividend yield. For restricted stock and restricted stock units, the Company determines the grant date fair value based on the closing market price of the stock on the date of the grant.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments –
Credit Losses
. The new guidance changes how entities measure credit losses on financial instruments and the timing of when such losses are recorded. The new standard is effective for fiscal years beginning after December 15, 2022, with early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU
2020-06,
Debt: Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40)
, which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. This guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2020. The Company is currently assessing the impact this standard will have on its consolidated financial statements or related financial statement disclosures.
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848)
, which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company does not currently anticipate this impact to have a material effect on our agreements, but is working with the administrative agent during the LIBOR transition.
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
The Company accounted for the Third Amendment as a debt modification in accordance with ASC 470,
Debt
. In connection with the Credit Agreement, the Company paid a total of $1,821 in new debt issuance costs comprised of $836 in costs paid to the lenders and $985 in costs paid as arranger fees. Of this amount, $364 was expensed and $1,457 was capitalized and will be amortized over the life of the Credit Agreement. The Company also incurred $59 in legal fees associated with the Credit Agreement. Amortized debt issuance expense in the amount of $137 and $187 for the three months ended March 31, 2021 and 2020, respectively, was recorded in the interest expense on the statement of operations.
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

•
Renewable Natural Gas Revenues
: We record revenues from the production and sale of RNG and the generation and sale of the Environmental Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take
counterparties as consideration for such counterparties using the RNG as a transportation fuel. We monetize a portion of our RNG production under fixed-price and counterparty sharing agreements, which provide floor prices in excess of commodity indices and sharing percentages of the monetization of Environmental Attributes. Under these sharing arrangements, we receive a portion of the profits derived from counterparty monetization of the Environmental Attributes in excess of the floor prices. We commissioned our Pico RNG facility in August 2020 and began reporting it within our RNG segment beginning October 2020. We commissioned Coastal RNG facility in September 2020. While these sites will contribute to improved volumes, we expect facilities to go through optimization periods after commissioning prior to meeting budget expectations.

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
Intangible Assets
Separately identifiable intangible assets are recorded at their fair values upon acquisition. We account for intangible assets in accordance with ASC 350,
Intangibles—Goodwill and Other
. Finite-lived intangible assets include interconnections, customer contracts, and trade names and trademarks. The interconnection intangible asset is the exclusive right to utilize an interconnection line between the operating project and a utility substation to transmit produced electricity. Included in that right is full maintenance provided on this line by the utility. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful life. We evaluate our finite-lived intangible assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. Events that could result in an impairment include, among others, a significant decrease in the market price or the decision to close a site.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about our purchases of our equity securities for the three months ended March 31, 2021:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2021 – Jan. 31, 2021	950,224	$11.38	—	—
Feb. 1, 2021 – Feb. 28, 2021	—	—	—	—
March 1, 2021 – March 31, 2021	—	—	—	—

	950,224	$11.38	—	—

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1+	Transaction Implementation Agreement, dated as of November 6, 2020, between Montauk Renewables, Inc., Montauk Holdings Limited and Montauk Holdings USA, LLC (incorporated by reference to Exhibit 2.1 our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

2.2	Letter Agreement, dated as of January 3, 2021, to the Transaction Implementation Agreement, dated as of November 6, 2020, between Montauk Renewables, Inc., Montauk Holdings Limited and Montauk Holdings USA, LLC (incorporated by reference to Exhibit 2.2 Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

3.1	Amended and Restated Certificate of Incorporation of Montauk Renewables, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

3.2	Bylaws of Montauk Renewables, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.1^	Montauk Renewables, Inc. Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.2^	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.3^	Form of Restricted Stock Unit Award Agreement (Employees) (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.4^	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.5^	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.6^	Form of Option Cancellation Agreement (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.7^	Form of Indemnity Letter between Montauk Renewables, Inc. and each of its current directors and executive officers (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-251312), filed (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 23, 2020)

10.8^	Form of Indemnification Agreement between Montauk Renewables, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.9	Third Amendment, dated as of January 4, 2021, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

Exhibit Number	Description

10.10	Amended and Restated Loan Agreement and Secured Promissory Note, by and between Montauk Holdings Limited and Montauk Renewables, Inc., dated February 22, 2021 (incorporated by reference to Exhibit 10.41 to our Form 10-K (File No. 001-39919) filed March 31, 2021)

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^	Exhibits marked with a (^) are management contracts or compensation plans or arrangements.

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

June 15, 2021	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Financial and Accounting Officer)