Form 10-Q
period 2021-06-30
Montauk Renewables, Inc.
filed 2021-08-16
CIK 1826600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number:
001-39919

MONTAUK RENEWABLES, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3189583
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

680 Andersen Drive, 5 th Floor Pittsburgh, Pennsylvania	15220
(Address of Principal Executive Offices)	(Zip Code)
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
12b-2
of the Exchange Act).  Yes    ☐  No    ☒
The number of outstanding shares of the registrant’s common stock on August 8, 2021 was 143,584,827 shares.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to estimated and projected costs, expenditures, growth rates, and our plans and objectives for future operations, growth, initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•	the impact of the ongoing COVID-19 pandemic on our business, financial condition and results of operations;

•	our ability to develop and operate new renewable energy projects, including livestock farms;

•	reduction or elimination of government economic incentives to the renewable energy market;

•	delays in acquisition, financing, construction and development of new projects, including expansion plans into new areas such as dairy;

•	the length of development and optimization cycles for new projects, including the design and construction processes for our renewable energy projects;

•	dependence on third parties for the manufacture of products and services;

•	identifying suitable locations for new projects;

•	reliance on interconnections to distribution and transmission products for our Renewable Natural Gas and Renewable Electricity Generation segments;

•	our projects not producing expected levels of output;

•	the anticipated benefits of the Pico feedstock amendment and the North Carolina acquisition;

•	concentration of revenues from a small number of customers and projects;

•	dependence on our landfill operators;

•	our outstanding indebtedness and restrictions under our credit facility;

•	our ability to extend our fuel supply agreements prior to expiration;

•	our ability to meet milestone requirements under our PPAs;

•	existing regulations and changes to regulations and policies that effect our operations;

•	decline in public acceptance and support of renewable energy development and projects;

•	our expectations regarding Environmental Attribute and commodity prices;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startup Act (“JOBS Act”);

•	our expectations regarding future capital expenditures, including for the maintenance of facilities;

•	our expectations regarding the use of net operating losses before expiration;

•	our expectations regarding more attractive CI scores by regulatory agencies for our livestock farm projects;

•	market volatility and fluctuations in commodity prices and the market prices of Environmental Attributes;

•	profitability of our planned livestock farm projects;

•	sustained demand for renewable energy;

•	security threats, including cyber-security attacks;

•	the need to obtain and maintain regulatory permits, approvals and consents;

•	potential liabilities from contamination and environmental conditions;

•	potential exposure to costs and liabilities due to extensive environmental, health and safety laws;

•	impacts of climate change, changing weather patterns and conditions, and natural disasters;

•	failure of our information technology and data security systems;

•	increased competition in our markets;

•	continuing to keep up with technology innovations;

•	an active trading market for our common stock may not develop;

•	our belief that the measures taken to remediate the material weakness identified in our internal control over financial reporting will improve our internal control over financial reporting;

•	concentrated stock ownership by a few stockholders and related control over the outcome of all matters subject to a stockholder vote; and

•	other risks and uncertainties detailed in the section titled “Risk Factors” in our latest Annual Report on Form 10-K.
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

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data):

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$16,350	$20,992
Accounts and other receivables, net	10,124	5,449
Prepaid expenses and other current assets	4,571	6,044

Total current assets	$31,045	$32,485
Restricted cash - non-current	$573	$567
Property, plant and equipment, net	184,226	187,046
Related party receivable	7,140	—
Goodwill and intangible assets, net	13,411	14,033
Deferred tax assets	10,560	14,822
Operating lease right-of-use assets	450	586
Other assets	4,243	3,817

Total assets	$251,648	$253,356

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$5,294	$5,964
Accrued liabilities	12,683	11,539
Current portion of lease liability	292	282
Income taxes payable	265	—
Current portion of derivative instruments	957	1,185
Current portion of long-term debt	9,584	9,492

Total current liabilities	$29,075	$28,462
Long-term debt, less current portion	$51,449	$56,268
Non-current portion of lease liability	177	320
Non-current portion of derivative instruments	579	1,075
Asset retirement obligation	5,824	5,689
Other liabilities	1,920	1,920

Total liabilities	$89,024	$93,734

STOCKHOLDERS’ AND MEMBERS’ EQUITY
Members’ equity	$—	$159,622
Common stock, $0.01 par value, authorized 690,000,000 shares; 143,584,827 shares issued at June 30, 2021; 141,015,213 shares outstanding at June 30, 2021	1,410	—
Treasury stock, at cost, 950,214 shares at June 30, 2021	(10,813)	—
Additional paid-in capital	190,944	—
Retained deficit	(18,917)	—

Total stockholders’ and members’ equity	$162,624	$159,622

Total liabilities and stockholders’ and members’ equity	$251,648	$253,356

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total operating revenues	$31,674	$27,908	$63,121	$46,312
Operating expenses:
Operating and maintenance expenses	$13,187	$10,125	$23,830	$19,961
General and administrative expenses	7,341	3,765	27,761	7,204
Royalties, transportation, gathering and production fuel	5,986	5,248	12,204	8,189
Depreciation, depletion and amortization	5,660	5,302	11,396	10,650
Gain on insurance proceeds	—	(94)	(82)	(750)
Impairment loss	—	—	626	278
Transaction costs	37	—	125	—

Total operating expenses	$32,211	$24,346	$75,860	$45,532
Operating income (loss)	$(537)	$3,562	$(12,739)	$780
Other expenses :
Interest expense	$720	$859	$1,366	$3,073
Other expense	10	60	45	34

Total other expenses	$730	$919	$1,411	$3,107
Income (loss) before income taxes	$(1,267)	2,643	$(14,150)	$(2,327)
Income tax expense (benefit)	3,385	4,226	4,767	(6,560)

Net income (loss)	$(4,652)	$(1,583)	$(18,917)	$4,233

Loss per share:
Basic	$(0.03)		$(0.13)
Diluted	$(0.03)		$(0.13)
Weighted-average common shares outstanding:
Basic	141,015,213		141,015,213
Diluted	141,015,213		141,015,213
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
(Unaudited)
(in thousands, except share data):

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	141,015,213	$1,410	950,214	$(10,813)	—	$188,403	$(14,265)	$164,735
Net loss	—	—	—	—	—	—	(4,652)	(4,652)
Stock-based compensation	—	—	—	—	—	2,541	—	2,541

Balance at June 30, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$190,944	$(18,917)	$162,624

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	—	$—	—	$—	$160,303	$—	$—	$160,303
Net loss	—	—	—	—	(1,583)	—	—	(1,583)
Stock-based compensation	—	—	—	—	9	—	—	9

Balance at June 30, 2020	—	—	—	—	$158,729	—	—	$158,729

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	159,622	—	—	$159,622
Effect of reorganization transactions	138,312,713	1,383	—	—	(159,622)	158,239	—	—
IPO common stock	2,702,500	27	—	—	—	15,566	—	15,593
Treasury stock	—	—	950,214	(10,813)	—	—	—	(10,813)
Net loss	—	—	—	—	—	—	(18,917)	(18,917)
Stock-based compensation	—	—	—	—	—	17,139	—	17,139

Balance at June 30, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$190,944	$(18,917)	$162,624

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	$154,257	$—	$—	$154,257
Net income	—	—	—	—	4,233	—	—	4,233
Stock-based compensation	—	—	—	—	239	—	—	239

Balance at June 30, 2020	—	—	—	—	158,729	—	—	$158,729

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(18,917)	$4,233
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,396	10,650
Provision (benefit) for deferred income taxes	4,262	(6,614)
Stock-based compensation	17,139	239
Related party receivables	—	164
Derivative mark-to-market adjustments and settlements	(724)	1,774
Gain on property insurance proceeds	(82)	(750)
Net loss on sale of assets	22	—
Accretion of asset retirement obligations	215	169
Amortization of debt issuance costs	271	362
Impairment loss	626	278
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	(3,553)	(2,285)
Accounts payable and other accrued expenses	590	150

Net cash provided by operating activities	$11,245	$8,370
Cash flows from investing activities
Capital expenditures	$(4,469)	$(10,454)
Asset Acquisition	(4,142)	—
Cash collateral deposits, net	—	13
Proceeds from sale of assets	8	—
Proceeds from insurance recovery	82	750

Net cash used in investing activities	$(8,521)	$(9,691)
Cash flows from financing activities:
Borrowings of long-term debt	$—	$8,500
Repayments of long-term debt	(5,000)	(5,000)
Proceeds from initial public offering	15,593	—
Treasury stock purchase	(10,813)	—
Loan to Montauk Holdings Limited	(7,140)	—

Net cash (used in) provided by financing activities	$(7,360)	$3,500
Net (decrease) increase in cash and cash equivalents and restricted cash	$(4,636)	$2,179
Cash and cash equivalents and restricted cash at beginning of period	$21,559	$10,362

Cash and cash equivalents and restricted cash at end of period	$16,923	$12,541

Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$16,350	$11,939
Restricted cash and cash equivalents - current	—	35
Restricted cash and cash equivalents - non-current	573	567

	$16,923	$12,541

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share amounts)
NOTE 1 – DESCRIPTION OF BUSINESS
Operations and organization
Montauk Renewables’ Business
Montauk Renewables, Inc. (the “Company” or “Montauk Renewables”) is a renewable energy company specializing in the management, recovery and conversion of biogas into Renewable Natural Gas (“RNG”). The Company captures methane, preventing it from being released into the atmosphere, and converts it into either RNG or electrical power for the electrical grid (“Renewable Electricity”). The Company, headquartered in Pittsburgh, Pennsylvania, has more than 30 years of experience in the development, operation and management of landfill methane-fueled renewable energy projects. The Company has current operations at 15 operating projects located in California, Idaho, Ohio, Oklahoma, Pennsylvania, North Carolina and Texas. The Company sells RNG and Renewable Electricity, taking advantage of Environmental Attribute premiums available under federal and state policies that incentivize their use.
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
Background and Reorganization Transactions
On January 4, 2021, the Company, Montauk Holdings Limited (“MNK”) and Montauk Holdings USA, LLC (a direct wholly-owned subsidiary of MNK at the time, “Montauk USA”) entered into a series of transactions, including an equity exchange and a distribution collectively referred to as the “Reorganization Transactions,” that resulted in the Company owning all of the assets and entities (other than Montauk USA) previously owned by Montauk USA, and Montauk Renewables became a direct wholly-owned subsidiary of MNK. Prior to the Reorganization Transactions, MNK’s business and operations were conducted entirely through Montauk USA and its U.S. subsidiaries, and MNK held no substantial assets other than equity of Montauk USA. The Company had no significant operations or assets prior to January 4, 2021 when it engaged in the equity exchange with Montauk USA and MNK.
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

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Initial Promissory Note”) with MNK. MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000 to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). On February 22, 2021, the Company and MNK entered into an Amended and Restated Promissory Note (the “Amended Promissory Note”) to increase the principal amount of the loan to a total of $7,140, in the aggregate, in accordance with the Company’s obligations set forth in the Transaction Implementation Agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021.
MNK was delisted from the JSE on January 26, 2021. MNK will be liquidated within 24 months of the Distribution.
COVID-19
In March 2020, the World Health Organization classified the outbreak of
COVID-19
as a pandemic and recommended containment and mitigation measures worldwide. The Company is considered an essential company under the U.S. Federal Cybersecurity and Infrastructure Security Agency guidance and various state and/or local jurisdictions in which it operates. In response to the
COVID-19
pandemic, the Infectious Disease and Response Plan was activated to lead the development and response to any infectious disease event.
While the Company has not experienced any material disruptions in its ability to continue business operations or experienced a material negative impact to its financial results due to
COVID-19
for the six months ended June 30,2021, certain aspects of the Company’s business, financial condition and results of operations were negatively impacted during the six months ended June 30, 2020. These disruptions included the delay of commissioning of development sites for up to five months resulting in delays to registrations and qualifications necessary for EPA pathways and delays in revenue streams from these facilities, contract cancellations, and a decrease in operational efficiency in maintenance and operations. State and local mitigation protocols contributed to reduced needs for transportation fuels, which lowered state-based environmental premiums. The Company also faced a reduction in RINs pricing due to the outbreak of
COVID-19.
The potential future impact of
COVID-19
cannot be predicted with certainty, because new information that may emerge concerning the severity and extent of future surges and strains, vaccine distribution and other actions to contain the virus or treat its impact, among other reasons. Future negative impacts could include, but are not limited to, contract cancellations, supply chain disruptions, registration delays with local, state and federal agencies, Environmental Attribute premiums uncertainty, and a demand decrease in transportation fuels.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the SEC on Form
10-Q
and Rule
10-01
of Regulation
S-X.
Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K
filed with the SEC on March 31, 2021 (the “2020 Annual Report”). The results of operations for the three and six months ended June 30, 2021 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2020 has been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2020 in the 2020 Annual Report.
The historical consolidated financial information included reflects the historical results of operations and financial position of Montauk USA. The consolidated financial statements of Montauk USA became the Company’s historical financial statements following the IPO. Certain historical financial information included relates to periods prior to the Reorganization Transactions.
Retrospective Presentation of Ownership Related to the Reorganization Transactions
As discussed in Note 1, as a result of the Reorganization Transactions, the Company acquired the assets and entities (excluding Montauk USA) which were previously owned by MNK. As part of the Reorganization Transactions, a 1:1 pro rata distribution of shares of the Company’s common stock was made to holders of MNK’s ordinary shares. The Reorganization Transactions resulted in a pro rata distribution whereby the ownership of the Company after the Reorganization Transactions was identical to the ownership of MNK prior to the Reorganization Transaction and was therefore akin to a common control transaction. All members’ equity in the financial statements and notes have been retrospectively adjusted to give effect to the Distribution, as if such pro rata distribution on a 1:1 basis occurred as of all pre-IPO
periods presented, including periods presented on the Condensed Consolidated Balance Sheets (Unaudited), Condensed Consolidated Statements of Operations (Unaudited), Condensed Consolidated Statements of Stockholders’ and Members’ Equity (Unaudited) and notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

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
, (“
ASC 718
”). ASC 718 requires compensation costs related to share-based payment transactions, measured based on the fair value of the instruments issued, be recognized in the consolidated financial statements over the requisite service period of the award. Stock options are initially measured on the grant date using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, term, risk-free interest rate and dividend yield. For restricted stock and restricted stock units, the Company determines the grant date fair value based on the closing market price of the stock on the date of grant.
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
– Contracts in Entity’s Own Equity (Subtopic
815-40)
, which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. This guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2020. The Company currently does not anticipate this ASU will have a material impact on its consolidated financial statements or related financial statement disclosures.
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848)
, which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company does not currently anticipate this ASU to have a material effect on its agreements and is working with the administrative agent, Comerica Bank, during the LIBOR transition.
NOTE 3 – ASSET IMPAIRMENT
The Company recorded no impairment losses for the three months ended June 30, 2021 and 2020. Impairment losses of $626 and $278 were recorded for the six months ended June 30, 2021 and 2020, respectively. The 2021 impairment loss was due to a notice received from a landfill host in February 2021 amending the underlying gas rights agreement to remove and begin decommissioning activities related to one of the Company’s renewable electric generation sites. The 2020 impairment loss was due to a termination of a development agreement. The Company evaluated and concluded that no other events or conditions existed during the period that suggested long-lived assets may not be recoverable.
NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS
The following tables display the Company’s revenue by major source, excluding realized and unrealized gains or losses under the Company’s gas hedge program, based on product type and timing of transfer of goods and services for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Goods transferred at a point in time	Goods transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$6,332	$6,627	$12,959
Natural Gas Environmental Attributes	14,622	—	14,622
Electric Commodity	—	2,299	2,299
Electric Environmental Attributes	1,794	—	1,794

	$22,748	$8,926	$31,674

Operating Segment:
RNG	$20,954	$6,627	$27,581
REG	1,794	2,299	4,093

	$22,748	$8,926	$31,674

	Three Months Ended June 30, 2020
	Goods transferred at a point in time	Goods transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$1,613	$5,762	$7,375
Natural Gas Environmental Attributes	16,004	—	16,004
Electric Commodity	—	2,790	2,790
Electric Environmental Attributes	1,739	—	1,739

	$19,356	$8,552	$27,908

Operating Segment:
RNG	$17,617	$5,762	$23,379
REG	1,739	2,790	4,529

	$19,356	$8,552	$27,908

	Six Months Ended June 30, 2021
	Goods transferred at a point in time	Goods transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$10,308	$13,322	$23,630
Natural Gas Environmental Attributes	32,074	—	32,074
Electric Commodity	—	4,572	4,572
Electric Environmental Attributes	2,845	—	2,845

	$45,227	$17,894	$63,121

Operating Segment:
RNG	$42,382	$13,322	$55,704
REG	2,845	4,572	7,417

	$45,227	$17,894	$63,121

	Six Months Ended June 30, 2020
	Goods transferred at a point in time	Goods transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$3,089	$11,006	$14,095
Natural Gas Environmental Attributes	23,028	—	23,028
Electric Commodity	—	5,544	5,544
Electric Environmental Attributes	3,483	—	3,483

	$29,600	$16,550	$46,150

Operating Segment:
RNG	$26,117	$11,006	$37,123
REG	3,483	5,544	9,027

	$29,600	$16,550	$46,150

NOTE 5 – ACCOUNTS AND OTHER RECEIVABLES
The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the Consolidated Statements of Operations (Unaudited). For the three and six months ended June 30, 2021 and 2020, there were no reserves for uncollectible accounts.
Accounts and other receivables consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December, 31 2020
Accounts receivables	$9,501	$5,264
Other receivables	595	164
Reimbursable expenses	28	21

Accounts and other receivables, net	$10,124	$5,449

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Included within Prepaid expenses and other current assets are RINs with a carrying value of $875, which the Company purchased at market price during the second quarter of 2021. The Company assessed these RINs and determined that market conditions indicated that the recorded cost exceeded the market value and recorded and adjustment of $710 to reduce the RINs to net realizable value. This adjustment is included in
Operating and maintenance expenses within the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021. There were no such adjustments during the three or six months ended June 30, 2020 and the Company did not have any purchased RINs as of December 31, 2020.
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consists of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December, 31 2020
Buildings and improvements	$28,251	$28,065
Machinery and equipment	246,745	246,874
Gas mineral rights	34,551	34,551
Construction work in progress	11,084	4,485

Total	320,631	313,975
Less: Accumulated depreciation and amortization	(136,405)	(126,929)

Property, plant & equipment, net	$184,226	$187,046

Depreciation expense for property plant and equipment was $4,843 and $4,476 for the three months ended June 30, 2021 and 2020, respectively, and $9,797 and $8,960 for the six months ended June 30, 2021 and 2020, respectively. Amortization expense for gas mineral rights was $445 and $491 for the three months ended June 30, 2021 and 2020, respectively, and $936 and $981 for the six months ended June 30, 2021 and 2020, respectively.
In May 2021, the Company completed a series of transactions (the “Asset Acquisition”) with a privately-held entity. The Company paid $4,142, including $341 in acquisition costs, for land, building, mobile equipment and other property, plant and equipment. The Asset Acquisition was accounted for as an asset purchase in accordance with ASC 805,
Business Combinations
, and the purchase price and direct transaction costs have been allocated to the individual assets obtained and are classified as construction work in progress as of June 30, 2021.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS, NET
Intangible assets consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Goodwill	$60	$60
Intangible assets with indefinite lives:
Emissions allowances	$777	$777
Land use rights	329	329

Total intangible assets with indefinite lives:	$1,106	$1,106

Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $2,636 and $2,329	$11,684	$11,951
Customer contracts, net of accumulated amortization of $16,722 and $16,367	561	916

Total intangible assets with finite lives:	$12,245	$12,867

Total Goodwill and Intangible Assets	$13,411	$14,033

The weighted average remaining useful life of the customer contracts and interconnection is approximately 6 years and 17 years, respectively. Amortization expense was $372 and $336 for the three months ended June 30, 2021 and 2020, respectively, and $662 and $709 for the six months ended June 30, 2021 and 2020, respectively
.
NOTE
9
 – ASSET RETIREMENT OBLIGATIONS
The following table summarizes the activity associated with asset retirement obligations of the Company as of June 30, 2021 and December 31, 2020:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Asset retirement obligations - beginning of period	$5,689	$5,928
Accretion expense	215	320
New asset retirement obligations	—	350
Decommissioning	(80)	(909)

Asset retirement obligations - end of period	$5,824	$5,689

1
6

NOTE
10
 – DERIVATIVE INSTRUMENTS
To mitigate market risk associated with fluctuations in energy commodity prices (natural gas) and interest rates, the Company utilizes various hedges to secure energy commodity pricing and interest rates under a board-approved program. As a result of the hedging strategy employed, the Company had the following realized and unrealized gains and losses in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2021 and 2020:

		Three Months Ended
Derivative Instrument	Location	June 30, 2021	June 30, 2020
Commodity contracts:
Realized natural gas	Gas commodity sales	$—	$—
Unrealized natural gas	Other income	—	—
Interest rate swaps	Interest expense	306	26

Net gain (loss)		$306	$26

		Six Months Ended
Derivative Instrument	Location	June 30, 2021	June 30, 2020
Commodity contracts:
Realized natural gas	Gas commodity sales	$—	$551
Unrealized natural gas	Other income	—	(388)
Interest rate swaps	Interest expense	724	(1,386)

Net gain (loss)		$724	$(1,223)

NOTE 1
1
 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of June 30, 2021 and December 31, 2020, set forth by level, within the fair value hierarchy:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative liabilities	$—	$(1,536)	$—	$(1,536)
Asset retirement obligations	—	—	(5,824)	(5,824)
Pico earn-out liability	—	—	(1,920)	(1,920)

	$—	$(1,536)	$(7,744)	$(9,280)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative liabilities	$—	$(2,260)	$—	$(2,260)
Asset retirement obligations	—	—	(5,689)	(5,689)
Pico earn-out liability	—	—	(1,920)	(1,920)

	$—	$(2,260)	$(7,609)	$(9,869)

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations is included in Note
9
. In addition, certain assets are measured at fair value on a non-recurring
basis when an indicator of impairment is identified and the assets’ fair value is determined to be less than its carrying value. See Note 3 for additional information.
NOTE 1
2
 – ACCRUED LIABILITIES
The Company’s accrued liabilities consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued expenses	$5,401	$4,975
Payroll and related benefits	1,864	2,341
Royalty	3,485	2,620
Utility	1,149	1,147
Other	784	456

Accrued Liabilities	$12,683	$11,539

1
7

NOTE 1
3
 – DEBT
The Company’s debt consists of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Term loan	$25,000	$30,000
Revolving credit facility	36,697	36,697
Less: current principal maturities	(10,000)	(10,000)
Less: debt issuance costs (on long-term debt)	(248)	(429)

Long-term debt	51,449	56,268
Current portion of long-term debt	9,584	9,492

	$61,033	$65,760

Amended Credit Agreement
On December 12, 2018, Montauk Energy Holdings LLC (“MEH”) entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (as amended, “Credit Agreement”), by and among MEH, the financial institutions from time to time party thereto as lenders and Comerica Bank, as the administrative agent, sole lead arranger and sole bookrunner (“Comerica”). The Credit Agreement (i) amended and restated in its entirety MEH’s prior revolving credit and term loan facility, dated as of August 4, 2017, as amended, with Comerica and certain other financial institutions and (ii) replaced in its entirety the prior credit agreement, dated as of August 4, 2017, as amended, between Comerica and Bowerman Power LFG, LLC, a wholly-owned subsidiary of MEH.
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
The Credit Agreement is secured by a lien on substantially all assets of the Company and certain of its subsidiaries and provides for a $95,000 term loan and a $80,000 revolving credit facility. The term loan amortizes in quarterly installments of $2,500 and has a final maturity of December 12, 2023 with interest rates of 2.870% and 2.961% at June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, $25,000 was outstanding under the term loan and $36,697 was outstanding under the revolving credit facility. In addition, the Company had $5,765 of outstanding letters of credit as of June 30, 2021. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of June 30, 2021, the Company’s capacity available for borrowing under the revolving credit facility was $37,537. Borrowings of the term loan and revolving credit facility bear interest at the LIBOR rate plus an applicable margin or the Prime Reference Rate plus an applicable margin, as elected by the Company.
The Company accounted for the Third Amendment as a debt modification in accordance with ASC 470,
Debt
. In connection with the Credit Agreement, the Company paid a total of $1,821 in new debt issuance costs comprised of $836 in costs paid to the lenders and $985 in costs paid as arranger fees. Of this amount, $364 was expensed and $1,457 was capitalized and will be amortized over the life of the Credit Agreement. The Company also incurred $59 in legal fees associated with the Credit Agreement. Amortized debt issuance expense was $133 and $176 for the three months ended June 30, 2021 and 2020, respectively, and $271 and $362 for the six months ended June 30, 2021 and 2020, respectively, and was recorded within interest expense on the condensed consolidated statement of operations.
As of June 30, 2021, the Company was in compliance with all applicable financial covenants under the Credit Agreement as amended.
Capitalized Interest
Capitalized interest was $0 and $372 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $734 for the six months ended June 30, 2021 and 2020, respectively. Interest is capitalized using the borrowing rate for the assets being constructed. Interest capitalized during 2020 was for the construction of two
LFG-to-energy
projects.

1
8

NOTE 1
4
 – INCOME TAXES
The Company’s provision for income taxes in interim periods is typically computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring
or discrete items are recorded during the period(s) in which they occur. In the first quarter of 2021, the Company calculated an unusually high estimated annual effective tax rate such that a reliable estimate of the annual effective tax rate could not be made. As such, the Company utilized the actual effective tax rate for the year to date ended March 31, 2021 as the Company’s best estimate for the first quarter of 2021. For the six months ended June 30, 2021, the Company calculated a more reliable estimated annual effective tax rate and thus applied the estimated annual effective tax rates to income or loss before income taxes for the period and recorded any discrete items in the period.

	Three Months Ended
	June 30, 2021	June 30, 2020
Provision for income taxes	$3,385	$4,226
Effective tax rate	(267%)	160%

	Six Months Ended
	June 30, 2021	June 30, 2020
Provision (benefit) for income taxes	$4,767	$(6,560)
Effective tax rate	(34%)	282%
Income tax expense for the three and six months ended June 30, 2021 was calculated using the estimated annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the current year permanent disallowance of officers’ compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) of $4,407, partially offset by the favorable impact of the production tax credit of ($2,219). When the net tax expense for the three and six months ended June 30, 2021 is compared to the pre-tax
book loss for the respective periods, it results in a negative effective tax rate.
The effective tax rate of (267%) for the three months ended June 30, 2021 was lower than the rate for the three months ended June 30, 2020 of 160% primarily due to the current year disallowance of officers’ compensation under Section 162(m) of the Code. The Company utilized an annual effective tax rate for tax expense calculated for the three months ended June 30, 2021 (compared to a year to date approach at March 31, 2021), which when applied to year to date pre-tax
book loss and layering in nominal discrete events, resulted in a (
267
%) effective tax rate for the three months ended June 30, 2021. The 160% effective tax rate for the three months ended June 30, 2020 was a result of the second quarter pre-tax
book income applied to the estimated annual effective tax rate, with no significant discrete events in that quarter.
The effective tax rate of (34%) for the six months ended June 30, 2021 was lower than the rate for the six months ended June 30, 2020 of 282%

primarily due to the income tax benefit that increased the 2020 effective tax rate in connection with the January 1, 2020 dissolution of the Montauk Energy Capital (“MEC”) partnership, which allows all entities under MEC to file as part of the Company’s consolidated federal tax group.
NOTE 1
5
 – SHARE-BASED COMPENSATION
In January 2021, Montauk Renewables undertook the Reorganization Transactions which resulted in the Company owning all of the assets and entities (excluding Montauk USA) through which MNK’s business and operations were conducted. As a result of the Distribution, the options outstanding under MNK’s Employee Share Appreciation Rights Scheme (the “SAR Plan”) were cancelled. The Company recorded $2,050 of accelerated compensation expense in its condensed consolidated statements of operations (unaudited) within general and administrative expenses in connection with the cancellation of the options under the SAR Plan for the six months ended June 30, 2021.
The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified
stock options, restricted stock unit and restricted stock awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted stock grants the officers of the Company made elections under Section 83(b) of the Code . Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports share-based compensation for stock options, restricted stock, and restricted stock units when vested, in the case of restricted stock and restricted stock units, and when exercised, in the case of options, and such awards are settled in shares of common stock of Montauk Renewables. As of June 30, 2021, unrecognized MRI EICP compensation expense for awards the Company expects to vest approximated $14,005 and will be recognized over approximately 5 years. Stock based compensation expense was $2,541 and $10 for three months ended June 30, 2021 and 2020, respectively and $4,195 and $240 for the six months ended June 30, 2021 and June 30, 2020, respectively. The Company recognizes stock based compensation in its condensed consolidated statements of operations within general and administrative expenses.

1
9

The restricted stock, restricted stock unit and option awards are subject to vesting schedules that commence or conclude, in the case of the option and restricted stock unit awards, on the one-year
anniversary of the grant date and are subject to the terms and conditions of the MRI EICP and related award agreements including, in the case of the restricted stock awards, each officer having made an election under Section 83(b) of the Code. The Company recorded $10,813 of compensation expense in its condensed consolidated statements of operations (unaudited) within general and administrative expenses for the six months ended June 30, 2021 in connection with the withheld 950,214 shares associated with the Section 83(b) elections.
Options granted under the MRI EICP allow the recipient to receive the Company’s common stock equal to the appreciation in the fair market value of the Company’s common stock between the grant date and the exercise and settlement of options into shares as of the exercise date(s). The fair value of the MRI EICP options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

Grant Date
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
The following table summarizes the options, restricted stock and restricted stock units outstanding under the MRI EICP as of June 30, 2021:

	Restricted Shares		Restricted Stock Units		Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
End of period - December 31, 2020	—	$—	—	$—	—	$—

Beginning of period - January 1, 2021	—	$—	—	$—	—	$—
Granted	2,269,827	11.20	29,304	11.38	950,214	11.38
Vested	(950,214)	11.38	—	—	—	—
Forfeited	—	—	(1,056)	11.38	—	—
Exercised	—	—	—	—	—	—

End of period – June 30, 2021	1,319,613	$11.07	28,248	$11.38	950,214	$11.38

The following table summarizes the options and restricted stock under the SAR Plan as of June 30, 2020:

	Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
End of period - December 31, 2019	1,872,534	$1.18	1,939,200	$0.95

Beginning of period - January 1, 2020	1,872,534	$1.18	1,939,200	$0.95
Granted	—	—	—	—
Forfeited	(166,666)	1.28	—	—
Exercised	(50,000)	0.44	—	—

End of period – June 30, 2020	1,655,868	$1.19	1,939,200	$0.95

NOTE 1
6
 – DEFINED CONTRIBUTION PLAN
The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $134 and $114 for the three months ended June 30, 2021 and 2020, respectively, and $269 and $221 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 1
7
 – SEGMENT INFORMATION
The Company’s reportable segments for the three and six months ended June 30, 2021 and 2020 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity
plants. The corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s unaudited condensed consolidated financial statements. The following tables are consistent with the manner in which the chief operating decision maker evaluates the performance of each segment and allocates the Company’s resources. In the following tables “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	Three Months Ended June 30, 2021
	RNG	REG	Corporate	Total
Total Revenue	$27,581	$4,093	$—	$31,674
Net income (loss)	7,573	(27)	(12,198)	(4,652)
EBITDA	11,854	1,307	(8,048)	5,113
Adjusted EBITDA (1)	11,854	1,307	(8,011)	5,150
Total Assets	156,505	53,369	41,774	251,648
Capital expenditure	2,708	425	—	3,133
(1) Second quarter of 2021 EBITDA Reconciliation
The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
	RNG	REG	Corporate	Total
Net income (loss)	$7,573	$(27)	$(12,198)	$(4,652)
Depreciation and amortization	4,281	1,334	45	5,660
Interest expense	—	—	720	720
Income tax expense (benefit)	—	—	3,385	3,385

EBITDA	$11,854	$1,307	$(8,048)	$5,113

Impairment loss	—	—	—	—
Transaction costs	—	—	37	37

Adjusted EBITDA	$11,854	$1,307	$(8,011)	$5,150

	Three Months Ended June 30, 2020
	RNG	REG	Corporate	Total
Total Revenue	$23,378	$4,530	$—	$27,908
Net Income (Loss)	8,086	(775)	(8,894)	(1,583)
EBITDA	11,535	1,034	(3,765)	8,804
Adjusted EBITDA (1)	11,535	1,034	(3,765)	8,804
Total Assets	135,921	80,912	37,136	253,969
Capital expenditure	4,223	990	37	5,250
(1) Second quarter of 2020 EBITDA Reconciliation
The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended June 30, 2020:

	Three Months Ended June 30, 2020
	RNG	REG	Corporate	Total
Net Income (loss)	$8,086	$(775)	$(8,894)	$(1,583)
Depreciation and amortization	3,449	1,809	44	5,302
Interest expense	—	—	859	859
Income tax expense (benefit)	—	—	4,226	4,226

EBITDA	$11,535	$1,034	$(3,765)	$8,804
Impairment loss	—	—	—	—
Non-cash hedging charges	—	—	—	—

Adjusted EBITDA	$11,535	$1,034	$(3,765)	$8,804

2
1

For the three months ended June 30, 2021 and 2020, six and four customers, respectively, made up greater than 10% of total revenues.

	Three Months Ended June 30, 2021
	RNG	REG	Corporate	Total
Customer A	17.5%	—	—	17.5%
Customer B	16.6%	—	—	16.6%
Customer C	13.0%	—	—	13.0%
Customer D	—	12.1%	—	12.1%
Customer E	11.9%	—	—	11.9%
Customer F	11.8%	—	—	11.8%

	Three Months Ended June 30, 2020
	RNG	REG	Corporate	Total
Customer A	25.0%	—	—	25.0%
Customer B	14.6%	—	—	14.6%
Customer C	13.6%	—	—	13.6%
Customer D		13.5%		13.5%
The Company’s reportable segments for the six months ended June 30, 2021 and 2020 are Renewable Natural Gas and Renewable Electricity Generation.

	Six Months Ended June 30, 2021
	RNG	REG	Corporate	Total
Total Revenue	$55,704	$7,417	$—	$63,121
Net Income (Loss)	18,134	(2,268)	(34,783)	(18,917)
EBITDA	26,633	542	(28,563)	(1,388)
Adjusted EBITDA (2)	26,633	1,168	(28,438)	(637)
Total Assets	156,505	53,369	41,774	251,648
Capital Expenditure	4,020	449	—	4,469
(2) First six months of 2021 EBITDA Reconciliation
The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	RNG	REG	Corporate	Total
Net Income (loss)	$18,134	$(2,268)	$(34,783)	$(18,917)
Depreciation and amortization	8,499	2,808	89	11,396
Interest expense	—	—	1,366	1,366
Income tax expense (benefit)	—	2	4,765	4,767

EBITDA	$26,633	$542	$(28,563)	$(1,388)

Impairment loss	—	626	—	626
Transaction costs	—	—	125	125

Adjusted EBITDA	$26,633	$1,168	$(28,438)	$(637)

	Six Months Ended June 30, 2020
	RNG	REG	Corporate	Total
Total Revenue	$36,804	$9,026	$482	$46,312
Net Income (Loss)	9,244	(1,294)	(3,717)	4,233
EBITDA	16,163	2,352	(7,119)	11,396
Adjusted EBITDA (2)	16,163	2,630	(6,731)	12,062
Total Assets	135,921	80,912	37,136	253,969
Capital Expenditure	8,328	2,050	76	10,454
(2) First six months of 2020 EBITDA Reconciliation

2
2

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	RNG	REG	Corporate	Total
Net Income (loss)	$9,244	$(1,294)	$(3,717)	$4,233
Depreciation and amortization	6,919	3,644	87	10,650
Interest expense	—	—	3,073	3,073
Income tax expense (benefit)	—	2	(6,562)	(6,560)

EBITDA	$16,163	$2,352	$(7,119)	$11,396
Impairment loss	—	278	—	278
Non-cash hedging charges	—	—	388	388

Adjusted EBITDA	$16,163	$2,630	$(6,731)	$12,062

For the six months ended June 30, 2021 and 2020, six and four customers, respectively, made up greater than 10% of total revenues.

	Six Months Ended June 30, 2021
	RNG	REG	Corporate	Total
Customer A	13.8%	—	—	13.8%
Customer B	13.1%	—	—	13.1%
Customer C	13.1%	—	—	13.1%
Customer D	11.5%	—	—	11.5%
Customer E	11.1%	—	—	11.1%
Customer F		11.0%	—	11.0%

	Six Months Ended June 30, 2020
	RNG	REG	Corporate	Total
Customer A	—	16.3%	—	16.3%
Customer B	15.6%	—	—	15.6%
Customer C	15.1%	—	—	15.1%
Customer D	11.4%	—	—	11.4%

2
3

NOTE 1
8
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
As of June 30, 2021, there were no leases entered into which have not yet commenced and that would entitle the Company to significant rights or create additional obligations.
Supplemental information related to operating lease arrangements was as follows:

	Three Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$64	$75
Weighted average remaining lease term (in years)	1.70	2.20
Weighted average discount rate	5.00%	5.00%

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$140	$150
Weighted average remaining lease term (in years)	1.70	2.20
Weighted average discount rate	5.00%	5.00%
Future minimum lease payments as of June 30, 2021, are as follows:

Amount
Year Ending
Remainder of 2021	$152
2022	317
2023	8
2024	1
Interest	(9)

Total	$469

2
4

NOTE 1
9
– LOSS PER SHARE
Basic loss per share was computed using the following common share data for the three and six months ended June 30, 2021:

Three Months Ended June 30, 2021
Net loss	$(4,652)
Basic weighted-average shares outstanding	141,015,213
Dilutive effect of share-based awards	—

Diluted weighted-average shares outstanding	141,015,213

Basic loss per share	$(0.03)
Diluted loss per share	$(0.03)

Six Months Ended June 30, 2021
Net loss	$(18,917)
Basic weighted-average shares outstanding	141,015,213
Dilutive effect of share-based awards	—

Diluted weighted-average shares outstanding	141,015,213

Basic loss per share	$(0.13)
Diluted loss per share	$(0.13)
As a result of incurring a net loss for the three and six months ended June 30, 2021, potential common shares of 2,569,613 were excluded from diluted loss per share because the effect would have been antidilutive.
NOTE
20
– RELATED PARTY TRANSACTIONS
In connection with the Distribution, the Company loaned MNK $7,140, in the aggregate, which is recorded in the condensed consolidated balance sheet within related party receivable, for its dividends tax liability arising under the South African Income Tax Act, 1962, as amended. As security for this loan, MNK has pledged certain of its shares in the Company to Montauk Renewables and agreed to use the proceeds from the sale of such shares to repay this loan.
NOTE 2
1
– SUBSEQUENT EVENTS
The Company evaluated its June 30, 2021 unaudited condensed consolidated financial statements through August 16, 2021, the date the financial statements were issued. The Company is not aware of any subsequent events which would require disclosure in the unaudited condensed consolidated financial statements, except for the matters discussed below.

2
5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form
10-Q.
The historical consolidated financial data discussed below reflects the historical results of operations and financial position of Montauk USA. The consolidated financial statements of Montauk USA, our predecessor for accounting purposes, became our historical financial statements following the IPO. Certain historical financial data discussed below relates to periods prior to the Reorganization Transactions. Throughout this section, dollar amounts are expressed in thousands, except for per share amounts, Metric Million British Thermal Unit (“MMBtu”) and RIN pricing amounts, and unless otherwise indicated.
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements,” “Part II, Item 1A.–Risk Factors” and elsewhere in this report.
Overview
Montauk Renewables is a renewable energy company specializing in the management, recovery and conversion of biogas into RNG. The Company captures methane, preventing it from being released into the atmosphere, and converts it into either RNG or Renewable Electricity. The Company, headquartered in Pittsburgh, Pennsylvania, has more than 30 years of experience in the development, operation and management of landfill methane-fueled renewable energy projects. The Company has current operations at 15 operating projects located in California, Idaho, Ohio, Oklahoma, Pennsylvania, North Carolina and Texas. The Company sells RNG and Renewable Electricity, taking advantage of Environmental Attribute premiums available under federal and state policies that incentivize their use.
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
Factors Affecting Development Pipeline
On May 10, 2021, the Company, through a newly formed wholly-owned subsidiary, Montauk Ag Renewables, LLC (“Montauk Ag”), completed a series of transactions with Joseph P. Carroll, Jr. (“Carroll”), Martin A. Redeker (“Redeker”) and certain of their affiliates to purchase (the “Asset Acquisition”) their business (the “Business”) of developing technology to recover residual natural resources from waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes in order to produce high quality renewable natural gas, bio-oil
and biochar (“Montauk Ag Renewables”).
The Asset Acquisition was made pursuant to (i) the Membership Interest and Asset Purchase Agreement, dated May 10, 2021, by and among J.P. Carroll & Co., LLC, Eagle Creek Ranch, L.L.C., NR Nutrient Recovery, LLC, Mr. Carroll, Mr. Redeker and Montauk Ag and (ii) the Real Estate Purchase and Sale Agreement, dated May 10, 2021, by and among Greensboro Ecosystems, LLC and Montauk Ag (together, the “Acquisition Agreements”)
The assets acquired include real property, intellectual property, mobile equipment, and other equipment related to operating the Business. The real property includes the purchase of an approximate 9.35 acre parcel in Duplin County, North Carolina.
The purchase price, excluding acquisition costs, for the Business and related assets consisted of (i) $3,797 paid in cash on May 10, 2021 (minus certain costs and indebtedness) and (ii) two restricted stock awards, in equal amounts, granted under the Company’s Equity and Incentive Compensation Plan, with an aggregate value of $12,500, awarded to each of Messrs. Carroll and Redeker in connection with their respective employment with the Company following the closing of the Asset Acquisition (the “RS Awards”). The RS Awards vest over a five-year period and are subject to the achievement of time- and performance- based vesting criteria over such period. The performance targets in the RS Awards relate to three EBITDA goals of the Business (as determined in good faith by the Company) relative to the purchase price of the Business, including measurement periods for achievements levels (i) on or after the third anniversary of the Asset Acquisition, but prior to the sixth anniversary, (ii) on or after the fourth anniversary of the Asset Acquisition, but prior to the sixth anniversary, and (iii) on or after the fifth anniversary of the Asset Acquisition, but prior to the sixth anniversary.
Also, during the second quarter of 2021, we completed an amendment to our Pico feedstock agreement (“Pico Feedstock Amendment”). The amendment will increase the amount of feedstock supplied to the facility for processing over a one to three-year period. We paid $1,000 in cash at the time of closing the amendment.

Factors Affecting Revenue
Our total operating revenues include renewable energy and related sales of Environmental Attributes. Renewable energy sales primarily consist of the sale of biogas, including LFG and ADG, which is either sold or converted to Renewable Electricity. Environmental Attributes are generated and monetized from the renewable energy.
We report revenues from two operating segments: Renewable Natural Gas and Renewable Electricity Generation. Corporate relates to additional discrete financial information for the corporate function; primarily used as a shared service center for maintaining functions described below and not otherwise allocated to a segment. As such, the corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation to the Company’s unaudited condensed consolidated financial statements.

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

•
Recent historical cold weather impacted our Atascocita, Galveston, McCarty, and Coastal Plains facilities located in Texas during February 2021. Production at these facilities was temporarily idled due to the loss of power from February 14 through February 20, 2021 and force majeure events were declared by certain of our counter-parties or by us for the period February 12 through February 22, 2021 related to these weather events. Operations at these facilities have subsequently resumed, but as a result of our utility provisions when we are not using utilities, providers are able to contribute the capacity back into the market and we receive credit against our future bills. Due mainly to these agreements, our utility costs within our RNG segment were approximately 54.9% lower in the first quarter of 2021 as compared to the first quarter of 2020. Our utility costs normalized during the second quarter of 2021.

•
Quality of Biogas:
We are reliant upon the quality and availability of biogas from our site hosts. The quality of the waste at our landfill project sites is subject to change based on the volume and type of waste accepted. Variations in the quality of the biogas could affect our RNG production levels. At three of our projects, we operate the wellfield collection system, which allows greater control over the quality and consistency of the collected biogas. At two of our projects, we have operating and management agreements by which we earn revenue for managing the wellfield collection systems. Additionally, our dairy farm project benefits from the consistency of feedstock and controlled environment of collection of waste to improve biogas quality.

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
The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we generally only sell RINs in the calendar year they are generated. In the fourth quarter of 2020, due to the uncertainty regarding the outcome of the 2020 US Presidential election, we entered into forward commitments of approximately 50% of our expected 2021 RIN generation. These forward commitments were based on D3 RIN index prices at the time of the commitment, therefore our realized average RIN price in the first six months of 2021 of approximately $1.77 was below the D3 RIN index of approximately $2.80. The remaining forward commitments will only be monetized throughout 2021. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices in the current or following year due to the forward selling of commitments.
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

•
General and Administrative Expenses:
General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. In connection with the consummation of the IPO and the Reorganization Transactions, stock options issued under MNK’s SAR Plan were canceled. Under ASC 718, the Company accelerated all previously unvested stock-based compensation expense of approximately $2,050 in January 2021. The Company’s board of directors approved grants of restricted stock, non-qualified
stock option, and restricted stock unit awards under the MRI EICP on January 28, 2021. The Company accounted for stock-based compensation related to these equity awards under ASC 718 and recognized approximately $4,132 in stock-based compensation related to these awards in the first six months of 2021. The Company currently expects this amount to reflect the quarterly expense for each of the remaining quarters in 2021 as the other share-based compensation expense in the first quarter of 2021 was a one-time
expense related to the cancellation and replacement of the SAR Plan with the MRI EICP. Finally, in connection with restricted stock awarded, the recipients made elections under 83(b) of the Code and we withheld a portion of the restricted stock awarded. In accordance with ASC 718, the Company recognized accelerated stock-based compensation expense related to the shares and we recorded approximately $10,813 in stock-based compensation in the first quarter of 2021. In the aggregate, we recognized approximately $17,140 in stock-based compensation in the first six months of 2021. For more information, see Note 15 to our unaudited condensed consolidated financial statements.

•
Depreciation and Amortization:
Expenses related to the recognition of the useful lives of our intangible and fixed assets. We spend significant capital to build and own our facilities. In addition to development capital, we annually reinvest to maintain these facilities.

•
Impairment Loss:
Expenses related to reductions in the carrying value(s) of long-lived assets based on periodic evaluations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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
Key Operating Metrics
Total operating revenues reflect both sales of renewable energy and sales of related Environmental Attributes. As a result, our revenues are primarily affected by unit production of RNG and Renewable Electricity, production of Environmental Attributes, and the prices at which we monetize such production. Set forth below is an overview of these key metrics:

•
Production volumes:
We review performance by site based on unit of production calculations for RNG and Renewable Electricity, measured in terms of MMBtu and Megawatt Hours (“MWh”), respectively. While unit of production measurements can be influenced by schedule facility maintenance schedules, the metric is used to measure the efficiency of operations and the impact of optimization improvement initiatives. We monetize a majority of our RNG commodity production under variable-price agreements, based on indices. A portion of our Renewable Natural Gas segment commodity production is monetized under fixed-priced contracts. Our Renewable Electricity Generation segment commodity production is primarily monetized under fixed-priced PPAs.

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

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

(in thousands, unless otherwise indicated)	Three Months Ended June 30		Change	Change %
	2021	2020
Revenues
Renewable Natural Gas Total Revenues	$27,581	$23,378	$4,203	18.0%
Renewable Electricity Generation Total Revenues	$4,093	$4,530	$(437)	(9.6%)

RNG Metrics
CY RNG production volumes (MMBtu)	1,416	1,542	(126)	(8.2%)
Less: Current period RNG volumes under fixed/floor-price contracts	(487)	(532)	45	8.5%
Plus: Prior period RNG volumes dispensed in current period	342	297	45	15.2%
Less: Current period RNG production volumes not dispensed	(339)	(353)	14	4.0%
Total RNG volumes available for RIN generation (1)	932	954	(22)	(2.3%)

RIN Metrics
Current RIN generation ( x 11.727) (2)	10,935	11,192	(257)	(2.3%)
Less: Counterparty share (RINs)	(1,248)	(1,348)	100	7.4%
Plus: Prior period RINs carried into current period	234	1,700	(1,466)	(86.2%)
Less: CY RINs carried into next CY	—	—
Total RINs available for sale (3)	9,921	11,544	(1,623)	(14.1%)
Less: RINs sold	(8,750)	(12,000)	3,250	27.1%
RIN Inventory	1,171	(456)	1,627	356.8%
RNG Inventory (volumes not dispensed for RINs) (4)	339	353	(14)	(4.0%)
Average Realized RIN price	$1.78	$1.37	$0.41	29.9%

Operating Expenses
Renewable Natural Gas Operating Expenses	$15,954	$11,896	$4,058	34.1%
Operating Expenses per MMBtu (actual)	$11.27	$7.71	$3.56	46.2%
Renewable Electricity Generation Operating Expenses	$2,776	$3,507	$(731)	(20.8%)
$/MWh (actual)	$59.09	$68.54	$(9.45)	(13.8%)

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	47	51	(4)	(7.8%)
Average Realized Price $/MWh (actual)	$87.12	$89.23	$(2.11)	(2.4%)

(1)
RINs are generated in the month that the gas is dispensed to generate RINs, which occurs the month after the gas is produced. Volumes under fixed/floor-price arrangements generate RINs which we do not self-market.

(2)	One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)	Represents RINs available to be self-marketed by us during the reporting period.
(4)	Represents gas production which has not been dispensed to generate RINs.

Results of Operations
Comparison of Three Months Ended June 30, 2021 and 2020
The following table summarizes our revenues, expenses and net income for the periods set forth below:

	Three Months Ended June 30			Change %
	2021	2020	Change
Total operating revenues	$31,674	$27,908	$3,766	13.5%
Operating expenses:
Operating and maintenance expenses	13,187	10,125	3,062	30.2%
General and administrative expenses	7,341	3,765	3,576	95.0%
Royalties, transportation, gathering and production fuel	5,986	5,248	738	14.1%
Depreciation, depletion and amortization	5,660	5,302	358	6.8%
Gain on insurance proceeds	—	(94)	94	100.0%
Transaction costs	37	—	37	0.0%

Total operating expenses	32,211	24,346	7,865	32.3%

Operating profit	$(537)	$3,562	$(4,099)	(115.1%)
Total other expenses	730	919	(189)	(20.6%)

Income tax expense (benefit)	3,385	4,226	(841)	(19.9%)

Net (loss)	$(4,652)	$(1,583)	$(3,069)	(193.9%)

Revenues for the Three Months Ended June 30, 2021 and 2020
Total revenues in the second quarter of 2021 were $31,674, an increase of $3,766 (13.5%) compared to $27,908 in the second quarter of 2020. The primary driver for this increase relates to higher revenues of $4,617 recognized under counterparty sharing agreements. Partially offsetting this increase was a decrease in the volume of RINs sold during the second quarter of 2021 due to inter-period timing of transfers of RINs as the majority of our RINs are self-marketed. For these comparative periods we entered into fewer commitments for the second quarter of 2021 versus the second quarter of 2020.
Renewable Natural Gas Revenues
We produced 1,416 MMBtu of RNG during the second quarter of 2021, a decrease of 126 MMBtus over the 1,541 MMBtus (8.2%) produced in second quarter of 2020. Of the second quarter of 2021 volumes, 30 MMBtu of RNG was produced from development sites commissioned during 2020. Of the 156 lower MMBtus of RNG produced at our other locations, 126 MMBtus of this reduction relates to process equipment failures at our McCarty facility. We have repaired the equipment failures at our McCarty facility.
Revenues from the Renewable Natural Gas segment in the second quarter of 2021 were $27,581, an increase of $4,203 (18.0%) compared to $23,378 in the second quarter of 2020. Average commodity pricing for natural gas for the second quarter of 2021 was $2.83 per MMBtu, 7.4% lower than the second quarter of 2020. During the second quarter of 2021, we self-monetized 8,750 RINs, representing a 3,250 decrease (27.1%) compared to 12,000 in the second quarter of 2020. The decrease was primarily related to inter-period timing on transfers of RINs as the majority of our RINs are self-marketed resulting in fewer commitments for second quarter of 2021 versus the second quarter of 2020. Average pricing realized on RIN sales during the second quarter of 2021 was $1.78 as compared to $1.37 in the second quarter of 2020, an increase of 29.9%. This compares to the average D3 RIN index price for the second quarter of 2021 of $3.06 being more than double the average D3 RIN index price in the second quarter of 2020. All of our second quarter 2021 and 2020 RIN sales were priced generally on the D3 index with none based on the CWC. At June 30, 2021, we had approximately 932 MMBtus available for RIN generation and approximately 1,171 RINs generated and unsold. For June 30, 2020, we had approximately 954 MMBtus available for RIN generation and approximately zero generated and unsold.

Renewable Electricity Generation Revenues
We produced approximately 47 MWh in Renewable Electricity during the second quarter of 2021, a decrease of 4 MWh from the 51 MWh (7.8%) produced in second quarter of 2020. Of the decrease, 3 MWh relates to our Security facility having zero production in second quarter of 2021 compared to 3 MWh produced in second quarter of 2020. The projects to restore the engines at our Security facility are still ongoing and are currently anticipated to be completed in the third quarter of 2021.
In the second quarter of 2021, 100% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with the underlying PPAs, as compared to 92.8% in the second quarter of 2020. This provides the Company with certainty of price resulting from our Renewable Electricity sites.
Corporate Analysis
We did not have any gas hedge programs outstanding during the second quarter of 2021 or 2020. During the second quarter of 2021 associated with our purchase of RINs at market prices, we recorded an adjustment of $710 to reduce the carrying value of those RINs to net realizable value. This adjustment was included within operating and maintenance expenses in the condensed consolidated statement of operations. We did not have market purchased RINs during the second quarter of 2020.
Expenses for the Three Months Ended June 30, 2021 and 2020
General and Administrative Expenses
Total general and administrative expenses of $7,341 for the second quarter of 2021, an increase of $3,576 (95.0%) compared to $3,765 for the second quarter of 2020. Of the total in the second quarter of 2021, $2,201 related to stock-based compensation costs primarily associated with the IPO and Reorganization Transactions. Excluding the impacts of IPO related stock-based compensation, general and administrative expenses increased approximately $1,501. Corporate insurance for second quarter of 2021 increased approximately $796 (129.4%) compared to second quarter of 2020 due to increased premiums associated with the IPO. Additionally, professional fees for second quarter of 2021 increased approximately $293 (55.7%) compared to the second quarter of 2020. Finally, there was an increase in public company filing fees of approximately $126 in the second quarter of 2021. Such fees were nominal in the second quarter of 2020.
Renewable Natural Gas Expenses
Operating and maintenance expenses for our RNG facilities in the second quarter of 2021 were $10,159, an increase of $3,056 (43.0%) as compared to $7,103 in the second quarter of 2020. Approximately $960 of the increase is related to development sites commissioned during 2020. Exclusive of the effects of these development sites, operating and maintenance expenses for the second quarter of 2021 were $9,198, an increase of $2,095 (29.5%) compared to the second quarter of 2020. Our Atascocita facility’s operating and maintenance expenses increased approximately $566 compared to the second quarter of 2020 due to additional media changeouts and disposal expenses. Our Galveston facility had increased repair expenses of approximately $800 in the second quarter of 2021, due to elevated levels of hydrogen sulfide contaminants in the methane feedstock. Additionally, our Rumpke facility operating and maintenance expenses for the second quarter of 2021 increased $438 compared to the second quarter of 2020 due to timing of site planned outage maintenance.
Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the second quarter of 2021 were $5,537, an increase of $744 (15.5%) compared to $4,793 in the second quarter of 2020. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 20.1% for the second quarter of 2021 from 20.5% in the second quarter of 2020. While we had decreased production volumes in the second quarter of 2021 compared to the second quarter of 2020, the increase in royalties, transportation, gathering and production fuel expenses is primarily a result of the increase in our counterparty sharing agreement revenues.

Renewable Electricity Expenses
Operating and maintenance expenses for our Renewable Electricity facilities in the second quarter of 2021 were $2,328, a decrease of $717 (23.5%) compared to $3,045 in the second quarter of 2020. We reported the results of Pico within the Renewable Electricity Generation segment until October 2020. Of the 2020 period total, Pico contributed $412 and, exclusive of Pico, Renewable Electricity facility operating and maintenance expenses decreased in the second quarter of 2021 compared to the second quarter of 2020 by $311 (40.3%). The decrease is primarily a result of timing of scheduled engine preventative maintenance intervals at our Bowerman facility, which was approximately $198 higher in the second quarter of 2020 over the second quarter of 2021. We continue to anticipate increases in scheduled maintenance for the remaining third and fourth quarters of 2021 at our Bowerman facility.
Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the second quarter of 2021 were $448, down from $490 in the second quarter of 2020, and as a percentage of Renewable Electricity Generation segment revenues increased to 11.0% from 10.8%. This increase relates primarily to our Pico results being included in the RNG segment during the first quarter of 2021.
Royalty Payments
Royalties, transportation, gathering, and production fuel expenses in the second quarter of 2021 were $5,986, an increase of $738 (14.1%) compared to $5,248 in the second quarter of 2020. We make royalty payments to our fuel supply site hosts on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as
20-year
contracts, providing long-term visibility into the margin impact of future royalty payments.
Depreciation
Depreciation and amortization in the second quarter of 2021 was $5,660, an increase of $358 (6.8%) compared to $5,302 in the second quarter of 2020. Our development sites commissioned and placed into service during 2020 contributed $615 of increased depreciation and amortization in the second quarter of 2021 as compared to the second quarter of 2020.
Impairment loss
We did not record any impairment losses in the second quarter of 2021 or 2020.
Other Expenses (Income)
Other expenses in the second quarter of 2021 were $730, a decrease of $189 (16.2%) compared to $919 in the second quarter of 2020. Of the decrease in other expenses, $139 of the decrease is related to a reduction of interest expense from second quarter of 2021 compared to the second quarter of 2020.
Income Tax Expense (Benefit)
Income tax expense for the three months ended June 30, 2021 was calculated using the estimated annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the current year permanent disallowance of officers’ compensation under code IRC code 162(m) partially offset by the favorable impact of the production tax credit.
The effective tax rate of (267%) for the three months ended June 30, 2021 was lower than the rate for the three months ended June 30, 2020 of 160% primarily due to the current year disallowance of officers’ compensation under code IRC code 162(m). We utilized an annual effective tax rate for tax expense calculated for the three months ended June 30, 2021 (compared to a year to date approach at March 31, 2021), which when applied to year to date pre-tax book loss and layering in nominal discrete events, resulted in a (267%) quarter to date effective tax rate. The 160% second quarter to date 2020 effective tax rate was a result of the second quarter pre-tax book income applied to the estimated annual effective tax rate, with no significant discrete events in that quarter.
Operating Profit (Loss) for the Three Months Ended June 30, 2021 and 2020
Operating loss in the second quarter of 2021 was $537, a decrease of $4,099 (115.0%) compared to an operating profit of $3,562 in the second quarter of 2020. RNG operating profit for the second quarter of 2021 was $7,603, a decrease of $525 (6.5%) compared to $8,128 in the second quarter of 2020. Renewable Electricity Generation operating profit for the second quarter of 2021 was $16, an increase of $773 (102.1%) compared to an operating loss of $758 for the second quarter of 2020. The primary driver of the increase is due to the results of Pico being reported within the Renewable Electricity Generation segment until October 2020.

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

(in thousands, unless otherwise indicated)	Six Months Ended June 30
	2021	2020	Change	Change %
Revenues
Renewable Natural Gas Total Revenues	$55,704	$36,804	$18,900	51.4%
Renewable Electricity Generation Total Revenues	$7,417	$9,026	$(1,609)	(17.8%)

RNG Metrics
CY RNG production volumes (MMBtu)	2,764	2,931	(167)	(5.7%)
Less: Current period RNG volumes under fixed/floor-price contracts	(939)	(1,063)	124	11.7%
Plus: Prior period RNG volumes dispensed in current period	353	266	87	32.7%
Less: Current period RNG production volumes not dispensed	(339)	(353)	14	4.0%
Total RNG volumes available for RIN generation (1)	1,839	1,781	58	3.3%

RIN Metrics
Current RIN generation ( x 11.727) (2)	21,551	20,886	665	3.2%
Less: Counterparty share (RINs)	(2,395)	(2,270)	(125)	(5.5%)
Plus: Prior period RINs carried into current period	110	1,330	(1,220)	(91.7%)
Less: CY RINs carried into next CY	—	—
Total RINs available for sale (3)	19,266	19,947	(681)	(3.4%)
Less: RINs sold	(17,625)	(19,835)	2,210	11.1%
RIN Inventory	1,641	112	1,529	1365.2%
RNG Inventory (volumes not dispensed for RINs) (4)	339	353	(14)	(4.0%)
Average Realized RIN price	$1.77	$1.06	$0.71	67.0%

Operating Expenses
Renewable Natural Gas Operating Expenses	$29,088	$21,310	$7,778	36.5%
Operating Expenses per MMBtu (actual)	$10.53	$7.27	$3.26	44.8%
Renewable Electricity Generation Operating Expenses	$6,169	$6,463	$(294)	(4.5%)
$/MWh (actual)	$65.42	$62.45	$2.97	4.8%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	94	103	(9)	(8.7%)
Average Realized Price $/MWh (actual)	$78.65	$87.22	$(8.57)	(9.8%)

(1)
RINs are generated in the month that the gas is dispensed to generate RINs, which occurs the month after the gas is produced. Volumes under fixed/floor-price arrangements generate RINs which we do not self-market.

(2)	One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)	Represents RINs available to be self-marketed by us during the reporting period.
(4)	Represents gas production which has not been dispensed to generate RINs.

Results of Operations
Comparison of Six Months Ended June 30, 2021 and 2020
The following table summarizes our revenues, expenses and net income for the periods set forth below:

(in thousands, except per share data)	Six Months Ended June 30
	2021	2020	Change	Change %
Total operating revenues	$63,121	$46,312	$16,809	36.3%
Operating expenses:
Operating and maintenance expenses	23,830	19,961	3,869	19.4%
General and administrative expenses	27,761	7,204	20,557	285.4%
Royalties, transportation, gathering and production fuel	12,204	8,189	4,015	49.0%
Depreciation, depletion and amortization	11,396	10,650	746	7.0%
Gain on insurance proceeds	(82)	(750)	668	89.1%
Impairment loss	626	278	348	125.2%
Transaction costs	125	—	125	0.0%

Total operating expenses	75,860	45,532	30,328	66.6%

Operating profit (loss)	$(12,739)	$780	$(13,519)	(1733.2%)
Total other expenses	1,411	3,107	(1,696)	(54.6%)

Income tax expense (benefit)	4,767	(6,560)	11,327	172.7%

Net income (loss)	$(18,917)	$4,233	$(23,150)	(546.9%)

Revenues for the Six Months Ended June 30, 2021 and 2020
Total revenues in the first six months of 2021 were $63,121, an increase of $16,809 (36.3%) compared to $46,312 in the first six months of 2020. The primary drivers for this increase related to a 66.6% increase in average realized RIN pricing during the first six months of 2021 of $1.77 compared to $1.06 in the first six months of 2020. We also recognized higher revenues under our counterparty sharing agreements of $7,016 in the first six months of 2021 compared to the first six months of 2020.
Renewable Natural Gas Revenues
We produced 2,764 MMBtu of RNG during the first six months of 2021, a decrease of 168 MMBtu from over the 2,931 MMBtus (5.7%) produced in first six months of 2020. Volumes for the first six months of 2021 included 78 MMBtu of RNG produced from development sites commissioned during 2020. Of the 246 lower MMBtus of RNG produced at our other locations, our Rumpke site produced 166 less MMBtus compared to the first quarter of 2020 due to landfill filling patterns limiting production and 75 MMBtus of this reduction was related to process equipment failures at our McCarty facility.
Revenues from the Renewable Natural Gas segment in the first six months of 2021 were $55,704, an increase of $18,900 (51.4%) compared to $36,804 in the first six months of 2020. Average commodity pricing for natural gas for the first six months of 2021 was $2.76 per MMBtu, 4.5% lower than the first six months of 2020. During the first six months of 2021, we self-monetized 17,625 RINs, representing a 2,211 decrease (11.1%) compared to 19,835 in the first six months of 2020. The decrease was primarily related to inter-period timing on transfers of RINs. Average pricing realized on RIN sales during the first six months of 2021 was $1.77 as compared to $1.06 in the first six months of 2020, an increase of 66.6%. This compares to the average D3 RIN index price for the first six months of 2021 of $2.80 being approximately 113.7% higher than the average D3 RIN index price in the first six months of 2020. All of our first six months of 2021 and 2020 RIN sales were priced generally on the D3 index with none based on the CWC. At June 30, 2021, we had approximately 339 MMBtus available for RIN generation. We had approximately 1,641 RINs generated and unsold at June 30, 2021. We had approximately 353 MMBtus available for RIN generation at June 30, 2020 and approximately 112 RINs generated and unsold at June 30, 2020.

Renewable Electricity Generation Revenues
We produced approximately 94 MWh in Renewable Electricity in the first six months of 2021 compared to 103 MWh in first six months of 2020. The decrease of 9 MWh (8.9%) is a result of engine maintenance at our Bowerman facility and the ongoing projects to restore the engines at our Security facility, which are currently anticipated to be complete in the third quarter of 2021.
Revenues from Renewable Electricity facilities in the first six months of 2021 were $7,417, a decrease of $1,609 (17.8%) compared to $9,026 in the first six months of 2020. Prior to reporting Pico in RNG, Pico accounted for $574 of the decrease. Our Bowerman facility was impacted in the fourth quarter of 2020 by the California wildfires forcing it to temporarily shut down the facility. This shut down delayed the timing of monetization of the Environmental Attributes associated with the Bowerman facility and resulted in approximately $600 in reduced revenues in the first six months of 2021 as compared to the first six months of 2020.
In the first six months of 2021, 100% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with the underlying PPAs, as compared to 93.6% in the first six months of 2020. This provides the Company with certainty of price resulting from our Renewable Electricity sites.
Corporate Analysis
While we did not have any gas hedge programs in the first six months of 2021, our gas hedge program during the first six months of 2020 was priced at rates in excess of the actual index price, resulting in realized losses of $388. During the second quarter of 2021 associated with our purchase of RINs at market prices, we recorded an adjustment of $710 to reduce the carrying value of those RINs to net realizable value. This adjustment was included within operating and maintenance expenses in the condensed consolidated statement of operations. We did not have market purchased RINs during the first six months of 2020.
Expenses for the Six Months Ended June 30, 2021 and 2020
General and Administrative Expenses
Total general and administrative expenses of $27,761 for the first six months of 2021, an increase of $20,557 (285.4%) compared to $7,204 for the first six months of 2020. Of the total in the first six months of 2021, $16,555 related to stock-based compensation costs associated with the IPO and Reorganization Transactions. Excluding the impacts of IPO related stock-based compensation, general and administrative expenses increased approximately $3,786. Employee related costs, including stock-based compensation, increased approximately $17,273 (408.4%) in the first six months of 2021 as compared to the first six months of 2020. This increase is related to our accounting for the cancellation of MNK options and recording approximately $2,050 in previously unvested stock-based compensation expense. We recorded approximately $14,948 in stock-based compensation expense associated with the grants of restricted stock, non-qualified
stock options, and restricted stock units associated with employee grants approved by the Company’s board of directors in January 2021. Additionally, professional fees increased approximately $1,903 (218.9%) during the first six months of 2021 primarily resulting from our successful completion of the IPO and Reorganization Transactions. Finally, our corporate insurance premiums increased approximately $1,419 (122.1%) during the first six months of 2021 over the first six months of 2020 period primarily related to premium increases associated with the completion of the IPO.
Renewable Natural Gas Expenses
Operating and maintenance expenses for our RNG facilities in the first six months of 2021 were $17,760, an increase of $3,725 (26.5%) as compared to $14,035 in the first six months of 2020. Approximately $2,104 of the increase related to development sites commissioned during 2020. Exclusive of the effects of these development sites, operating and maintenance expenses for the first six months of 2021 were $15,656, a decrease of $1,621 (11.5%) compared to $14,035 in the first six months of 2020. Our Houston based facilities were favorably impacted by lower utility rates during the first six months of 2021. Certain of our utility contracts have provisions that when we are not using utilities, the providers are able to contribute that capacity back into the market and we receive credit against our future bills. The first quarter of 2021 weather event which temporarily impacted our Houston facilities utility consumption resulted in our RNG utilities being approximately $1,721 lower in such period as compared to the first quarter of 2020. The majority of this reduction is related to these contractual arrangements.
Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the first six months of 2021 were $11,328, an increase of $4,053 (55.7%) compared to $7,275 in the first six months of 2020. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 20.3% for the first six months of 2021 from 19.8% in the first six months of 2020. The majority of the increase in royalties, transportation, gathering and production fuel expenses related to the increase in Environmental Attribute and counterparty sharing agreement revenues in the first six months of 2021 compared to the first six months of 2020.

Renewable Electricity Expenses
Operating and maintenance expenses for our Renewable Electricity facilities in the first six months of 2021 were $5,293, a decrease of $228 (4.1%) compared to $5,521 in the first six months of 2020. We reported the results of Pico within the Renewable Electricity Generation segment until October 2020. Of the 2020 period total, Pico contributed $803 and, exclusive of Pico, Renewable Electricity facility operating and maintenance expenses increased in the first six months of 2021 compared to the first six months of 2020 by $575 (12.2%). The increase is primarily related to scheduled engine preventative maintenance intervals at our Bowerman facility, which was approximately $765 higher in the first six months of 2021 over the first quarter of 2020. This increase in scheduled maintenance is expected to continue into the fourth quarter of 2021 at our Bowerman facility. Offsetting the favorable increase was a repair of an engine at our Tulsa facility of approximately $120 in the first six months of 2020.
Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first six months of 2021 were $876, a decrease of $67 (7.1%) compared to $943 in the first six months of 2020, and as a percentage of Renewable Electricity Generation segment revenues increased to 11.8% from 10.5%. This decrease relates to the temporary shutdown of our Bowerman facility due to the California wildfires resulting in a loss of revenue associated with the Environmental Attributes.
Royalty Payments
Royalties, transportation, gathering, and production fuel expenses in the first six months of 2021 were $12,204, an increase of $4,015 (49.0%) compared to $8,189 in the first six months of 2020. We make royalty payments to our fuel supply site hosts on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as
20-year
contracts, providing long-term visibility into the margin impact of future royalty payments.
Depreciation
Depreciation and amortization in the first six months of 2021 was $11,396, an increase of $746 (7.0%) compared to $10,650 in the first six months of 2020. Our development sites commissioned and placed into service during 2020 contributed $1,151 of increased depreciation and amortization in the first six months of 2021 as compared to the first six months of 2020.
Impairment loss
We calculated and recorded an impairment loss of $626 in the first six months of 2021, an increase of $348 (125.2%) compared to $278 in the first six months of 2020. The impairment in first six months of 2021 related to a landfill host requesting us to decommission a previously converted electric to RNG site. We had been contractually obligated to maintain the site. The impairment in first six months of 2020 was attributable to the termination of a development agreement related to our Pico acquisition.
Other Expenses (Income)
Other expenses in the first six months of 2021 were $1,410, a decrease of $1,697 (54.6%) compared to other expenses of $3,107 in the first six months of 2020. Reduced interest expense of $1,707 in the first six months of 2021 compared to the first six months of 2020 associated with our Credit Agreement, was the primary reason for this reduction.
Income Tax Expense (Benefit)
Income tax expense for the six months ended June 30, 2021 was calculated using an annualized effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the current year permanent disallowance of officers’ compensation under code IRC code 162(m) partially offset by the favorable impact of the production tax credit.
The effective tax rate of (34%) for the six months ended June 30, 2021 was lower than the rate for the six months ended June 30, 2020 of 282% primarily due to the income tax benefit that increased the 2020 effective tax rate in connection with the January 1, 2020 dissolution of the MEC partnership which allows all entities under Montauk Energy Capital to file as part of our consolidated federal tax group.
Operating Loss for the Six Months Ended June 30, 2021 and 2020
Operating loss in the first six months of 2021 was $12,739, a decrease of $13,519 (1,733.2%) compared to an operating profit of $780 in the first six months of 2020. The primary driver of the increase in operating loss relates to the IPO and Reorganization Transactions stock-based compensation expense of $16,618 recognized in the first six months of 2021. RNG operating profit for the first six months of 2021 was $18,198, an increase of $8,873 (95.2%) compared to $9,325 in the first six months of 2020. Renewable Electricity Generation operating loss for the first six months of 2021 was $2,203, a decrease of $862 (64.4%) compared to an operating loss of $1,341 for the first six months of 2020.

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

Regulatory, Environmental and Social Trends
Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. The EPA missed its November 30, 2020 statutory deadline to set RVOs for 2021. Accordingly, EPA has not set RVOs for 2021, though we currently anticipate a proposed rule setting the RVOs for 2021 and 2022 during the fourth quarter of 2021. It is unclear if they will meet this timeline. The manner in which the EPA will establish RVOs beginning in 2023, when the statutory RVO mandates are set to expire, is expected to create additional uncertainty as to RIN pricing. Further changes to the CI score assigned to a project upon its renewal or a change in the way CARB develops the CI score for a new project could significantly affect the profitability of a project, particularly in the case of a livestock farm project.
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
The following table provides our EBITDA and Adjusted EBITDA, as well as a reconciliation to net income, which is the most directly comparable GAAP measure, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30
	2021	2020
Net Income (loss)	$(4,652)	$(1,583)
Depreciation and Amortization	5,660	5,302
Interest expense	720	859
Income tax expense (benefit)	3,385	4,226

EBITDA	5,113	8,804
Transaction costs	37	—

Adjusted EBITDA	$5,150	$8,804

The following table provides our EBITDA and Adjusted EBITDA, as well as a reconciliation to net income, which is the most directly comparable GAAP measure, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30
	2021	2020
Net Income (loss)	$(18,917)	$4,233
Depreciation and Amortization	11,396	10,650
Interest expense	1,366	3,073
Income tax expense (benefit)	4,767	(6,560)

EBITDA	(1,388)	11,396
Impairment loss (1)	626	278
Transaction costs	125	—
Non-cash hedging charges	—	388

Adjusted EBITDA	$(637)	$12,062

(1) During the six months ended June 30, 2021, we recorded an impairment of $626 related to a landfill hosts request for us to decommission a facility previously converted to an RNG facility. We were previously contractually obligated to maintain this facility. During the six months ended June 30, 2020, we recorded an impairment of $278 termination of a development agreement related to our Pico acquisition.

Liquidity and Capital Resources
Sources of Liquidity
At June 30, 2021 and December 31, 2020, our cash and cash equivalents, net of restricted cash, was $16,350 and $20,992 respectively. We intend to fund near-term development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.
On January 26, 2021, upon the closing of our IPO, we received net proceeds of $14,472 after deducting underwriting discounts and commissions of $1,608 and other estimated costs of $6,891.
At June 30, 2021, we had debt before debt issuance costs of $61,698, compared to debt before debt issuance costs of $66,697 at December 31, 2020.
Our debt before issuance costs (in thousands) are as follows:

	June 30, 2021	December 31, 2020
Term loan	$25,000	$30,000
Revolving credit facility	36,697	36,697

Debt before debt issuance costs	$61,697	$66,697

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
As of June 30, 2021, $25,000 was outstanding under the term loan and $36,697 was outstanding under the revolving credit facility. The term loan amortizes in quarterly installments of $2,500 and has a final maturity of December 12, 2023 with an interest rate of 2.870% and 2.961% at June 30, 2021 and December 31, 2020, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the Eurodollar Margin or Base Rate Margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).
The Amended Credit Agreement contains customary covenants applicable to us and certain of our subsidiaries, including financial covenants. The Amended Credit Agreement is subject to customary events of default, and contemplates that we would be in default if, for any fiscal quarter (x) the average monthly D3 RIN price (as determined in accordance with the Amended Credit Agreement) is less than $0.80 per RIN and (y) the consolidated EBITDA for such quarter is less than $6,000. Consolidated EBITDA is defined under the Amended Credit Agreement as net income plus (a)income tax expense, (b) interest expense, (c) depreciation, depletion, and amortization expense,
(d) non-cash
unrealized derivative expense and (e) any other extraordinary, unusual, or non-recurring
adjustments to certain components of net income, as agreed upon by Comerica in certain circumstances.
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

As of June 30, 2021, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.
The Amended Credit Agreement replaced our prior credit agreements with Comerica Bank and a portion of the proceeds of the term loan made under the Amended Credit Agreement were used by us to, among other things, fully satisfy an aggregate of $52,500 outstanding under such credit agreements. For additional information regarding the Amended Credit Agreement see Note 13— Debt to our unaudited condensed consolidated financial statements.
Debt Financing
We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our 2021 capital expenditures to range between $8,500 and $9,500. Our 2021 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, other specific facility improvements, and information technology improvements. Additionally, we expect to spend $5,000 on optimization projects at our recently commissioned development facilities. Our Amended Credit Agreement provides us with an $80,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. Finally, we currently anticipate up to $14,000 in development capital expenditures in 2021 relating to the existing Montauk Ag Renewables acquisition and Pico expansion projects.

Cash Flow
The following table presents information regarding our cash flows and cash equivalents for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30
	2021	2020
Net cash flows provided by operating activities	$11,245	$8,370
Net cash flows used in investing activities	(8,521)	(9,691)
Net cash flows (used in) provided by financing activities	(7,360)	3,500
Net increase (decrease) in cash and cash equivalents	(4,636)	2,179
Restricted cash, end of period	573	602
Cash and cash equivalents and restricted, end of period	16,923	12,541
During the first six months of 2021, we generated $11,245 of cash from operating activities, a 34.3% increase from the first six months of 2020 of $8,371. Working capital and other assets and liabilities used $2,963 in the first six months of 2021 compared to using $2,135 in the first six months of 2020. During the three months ended June 30, 2021, we purchased approximately 500 RINs at a D3 spot price of $3.17. Significant adjustments to net income included our accounting for stock-based compensation, a $16,900 increase, and a $2,498 reduction related to our interest rate swap agreements.
Our net cash flows used in investing activities has historically focused on project development and facility maintenance. For the first six months of 2021, our capital expenditures were $4,469, of which approximately $1,550 of our first six months of 2021 capital expenditures were related to optimization projects at our recently commissioned facilities and $1,000 related to the Pico Feedstock Amendment. Including acquisition costs of $341, we acquired assets for the Business in North Carolina of $4,142. For the first six months of 2020, our capital expenditures were $10,454, of which $760, $2,776 and $1,241 related to the construction of our Galveston, Coastal Plains, and Pico RNG facilities, respectively. We also incurred $3,003 in capital expenditures rebuilding the failed engine at our McCarty RNG facility.
Our net cash flows used in financing activities of $7,360 for the first six months of 2021 decreased by $10,860 compared to cash provided by financing activities in the first six months of 2020. The closing of our IPO provided $12,401 in proceeds after payment of commissions and expenses. In connection with withholding shares from restricted stock awards pursuant to elections made by employees under Section 83(b) of the Code, the Company reacquired 950,214 shares with a value of approximately $10,813. Additionally, in connection with the Distribution, we loaned $7,140 to MNK for its dividends tax liability arising under the South African Income Tax Act, 1962, as amended. As security for this loan, MNK has pledged certain of its shares in the Company to Montauk Renewables and agreed to use the proceeds from the sale of such shares to repay this loan. During 2020, we borrowed $8,500 under our revolving credit agreement to be used primarily for development capital expenditures.
Internal Control Over Financial Reporting
In the preparation of our unaudited condensed consolidated financial statements for the IPO, as well as the preparation of our year-end financial statements, we and our independent public accounting firm identified a material weakness in our internal control over financial reporting that impacted the twelve months ended December 31, 2020 and for the nine months ended September 30, 2020 and 2019. During the second quarter of 2021, we continued to implement remediation initiatives in response to the previously identified material weakness in connection with our material weakness remediation plan. As we complete testing over the remediation initiatives we have implemented, we will be able to assess the effectiveness of our remediation plan as noted below.
See “Risk Factors–Emerging Growth Company Risks–We have identified a material weakness in our internal control over financial reporting. We continue to implement remediation initiatives in response to this material weakness. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business” in our 2020 Annual Report.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change.
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
We recorded impairments of $626 and $278 during the first six months of 2021 and 2020, respectively. See Note 3, “Asset Impairment” to our unaudited condensed consolidated financial statements for more information.
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
For the first six months of 2021, we had approximately $5,765 of off-balance
sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There was no usage against these outstanding letters of credit. During the 2020 period, we did not have off-balance
sheet arrangements other than outstanding letters of credit of approximately $7,145.
Contractual Obligations
There were no material changes to our significant contractual obligations during the second quarter of 2021 as compared to those previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.
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
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2, “Summary of Significant Accounting Policies” of Part I, Item 1 of our unaudited condensed consolidated financial statements in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since our disclosure in “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of our 2020 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were not effective, pursuant to Rule
13a-15
and Rule
15d-15
of the Exchange Act, based on the material weakness in internal control over financial reporting described below.
In light of the above, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form
10-Q
fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
The identified control deficiencies could have resulted in a misstatement of our accounts or disclosures that could have resulted in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, we determined that these control deficiencies constituted a material weakness. Management has taken remediation activities since the time the material weaknesses were identified; however, the remediated controls were not in place for a sufficient period of time to be tested for their design and operational effectiveness. The material weakness will not be considered remediated until the remediated controls have been operating for a sufficient period of time and can be evidenced through testing that they are operating effectively.
Under “Changes in Internal Control over Financial Reporting” below, we describe our remediation plan to address the identified material weakness.
Changes in Internal Control Over Financial Reporting
There have been changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter June 30, 2021, we continued to implement remediation initiatives in response to the previously identified material weakness in connection with our material weakness remediation plan. As we complete testing over the remediation initiatives we have implemented, we will be able to assess the effectiveness of our remediation plan as noted below.
As part of our ongoing remediation initiatives, we continue to implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies that led to the material weakness, including outsourcing the parallel preparation and review of our tax calculations and related disclosures by external specialists, and initiating design and implementation of our financial control environment which includes creation of additional controls that are designed to strengthen our review and reconciliation processes around preparation of the annual and interim tax provision and related disclosures. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require ongoing validation and testing of the design and operating effectiveness of internal controls.
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
as amended (File
No. 333-251312)
(the “Registration Statement”), was declared effective by the SEC in connection with our IPO. The underwriter for the IPO was Roth Capital Partners. A total of 3,399,515 shares of our common stock were sold pursuant to the Registration Statement, which was comprised of (1) 2,702,500 shares of new common stock issued by the Company and (2) 697,015 shares of the Company’s common stock held by MNK. The 3,399,515 shares were sold at an offering price of $8.50 per share and resulted in net proceeds to the Company of approximately $15.0 million, after deducting the underwriting discount of approximately $1.6 million and offering expenses payable by the Company of approximately $6.2 million.
The IPO closed on January 26, 2021. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

From the closing of the IPO through June 30, 2021, approximately $4.1 million of the net proceeds from the IPO have been used by Montauk Renewables in connection with due diligence and the consummation of the Montauk Ag Renewables acquisition in May 2021. An immaterial amount has been used relating to other possible acquisitions and projects. The remaining net proceeds of approximately $10.9 is held as cash.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1+	Membership Interest and Asset Purchase Agreement, dated May 10, 2021, by and among J.P. Carroll & Co., LLC, Eagle Creek Ranch, L.L.C., NR Nutrient Recovery, LLC, Joseph P. Carroll, Jr., Martin A. Redeker and Montauk Swine Ag, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-39919), filed on May 11, 2021)

2.2+	Real Estate Purchase and Sale Agreement, dated May 10, 2021, by and among Greensboro Ecosystems, LLC and Montauk Swine Ag, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K (File No. 001-39919), filed on May 11, 2021)

10.1^	Form of Indemnification Agreement between Montauk Renewables, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-39919), filed June 8, 2021)

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^	Exhibits marked with a (^) are management contracts or compensation plans or arrangements.

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

August 16, 2021	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Financial and Accounting Officer)

48