Form 10-Q
period 2021-09-30
Montauk Renewables, Inc.
filed 2021-11-15
CIK 1826600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on November
11
, 2021 was 143,584,827 shares.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to future results of operations, financial condition, expectations and plans of the Company, including the expected benefits of the Pico amendment and the North Carolina acquisition, the anticipated completion of engine repairs at the Security facility, estimated and projected costs, expenditures, growth rates, and our plans and objectives for future operations, growth, initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•	the impact of the ongoing COVID-19 pandemic on our business, financial condition and results of operations;

•	our ability to develop and operate new renewable energy projects, including livestock farms;

•	reduction or elimination of government economic incentives to the renewable energy market;

•	delays in acquisition, financing, construction and development of new projects, including expansion plans into new areas such as agricultural waste;

•	the length of development and optimization cycles for new projects, including the design and construction processes for our renewable energy projects;

•	dependence on third parties for the manufacture of products and services;

•	identifying suitable locations for new projects;

•	reliance on interconnections to distribution and transmission products for our Renewable Natural Gas and Renewable Electricity Generation segments;

•	our projects not producing expected levels of output;

•	the anticipated benefits of the Pico feedstock amendment and the North Carolina acquisition;

•	concentration of revenues from a small number of customers and projects;

•	dependence on our landfill operators;

•	our outstanding indebtedness and restrictions under our credit facility;

•	our ability to extend our fuel supply agreements prior to expiration;

•	our ability to meet milestone requirements under our PPAs;

•	existing regulations and changes to regulations and policies that effect our operations;

•	decline in public acceptance and support of renewable energy development and projects;

•	our expectations regarding Environmental Attribute and commodity prices;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startup Act (“JOBS Act”);

•	our expectations regarding future capital expenditures, including for the maintenance of facilities;

•	our expectations regarding the use of net operating losses before expiration;

•	our expectations regarding more attractive CI scores by regulatory agencies for our livestock farm projects;

•	market volatility and fluctuations in commodity prices and the market prices of Environmental Attributes;

•	profitability of our planned livestock farm projects;

•	sustained demand for renewable energy;

•	security threats, including cyber-security attacks;

•	the need to obtain and maintain regulatory permits, approvals and consents;

•	potential liabilities from contamination and environmental conditions;

•	potential exposure to costs and liabilities due to extensive environmental, health and safety laws;

•	impacts of climate change, changing weather patterns and conditions, and natural disasters;

•	failure of our information technology and data security systems;

•	increased competition in our markets;

•	continuing to keep up with technology innovations;

•	our belief that the measures taken to remediate the material weakness identified in our internal control over financial reporting will improve our internal control over financial reporting;

•	concentrated stock ownership by a few stockholders and related control over the outcome of all matters subject to a stockholder vote; and

•	other risks and uncertainties detailed in the section titled “Risk Factors” in our latest Annual Report on Form 10-K.
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

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data):

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$20,892	$20,992
Restricted cash - current	118	—
Accounts and other receivables, net	15,308	5,449
Prepaid expenses and other current assets	3,045	6,044

Total current assets	$39,363	$32,485
Restricted cash - non-current	$573	$567
Property, plant and equipment, net	179,307	186,401
Related party receivable	7,140	—
Goodwill and intangible assets, net	15,033	14,678
Deferred tax assets	13,697	14,822
Operating lease right-of-use assets	378	586
Other assets	4,254	3,817

Total assets	$259,745	$253,356

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$5,800	$5,964
Accrued liabilities	12,441	11,539
Current portion of lease liability	294	282
Current portion of derivative instruments	841	1,185
Current portion of long-term debt	9,633	9,492

Total current liabilities	$29,009	$28,462
Long-term debt, less current portion	$49,023	$56,268
Non-current portion of lease liability	102	320
Non-current portion of derivative instruments	408	1,075
Asset retirement obligation	5,883	5,689
Other liabilities	1,226	1,920

Total liabilities	$85,651	$93,734

STOCKHOLDERS’ AND MEMBERS’ EQUITY
Members’ equity	$—	$159,622
Common stock, $0.01 par value, authorized 690,000,000 shares; 143,584,827 shares issued at September 30, 2021; 141,015,213 shares outstanding at September 30, 2021	1,410	—
Treasury stock, at cost, 950,214 shares at September 30, 2021	(10,813)	—
Additional paid-in capital	193,518	—
Retained deficit	(10,021)	—

Total stockholders’ and members’ equity	$174,094	$159,622

Total liabilities and stockholders’ and members’ equity	$259,745	$253,356

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total operating revenues	$39,749	$28,250	$102,872	$74,563
Operating expenses:
Operating and maintenance expenses	$13,123	$11,320	$36,954	$31,281
General and administrative expenses	7,520	4,131	35,280	11,336
Royalties, transportation, gathering and production fuel	6,636	5,189	18,840	13,376
Depreciation, depletion and amortization	5,666	5,470	17,062	16,120
Gain on insurance proceeds	(157)	(2,694)	(238)	(3,444)
Impairment loss	—	—	626	278
Transaction costs	232	—	357	—

Total operating expenses	$33,020	$23,416	$108,881	$68,947
Operating income (loss)	$6,729	$4,834	$(6,009)	$5,616
Other expenses:
Interest expense	$697	$436	$2,064	$3,510
Other expense	617	216	662	250

Total other expenses	$1,314	$652	$2,726	$3,760
Income (loss) before income taxes	$5,415	4,182	$(8,735)	$1,856
Income tax (benefit) expense	(3,481)	6,266	1,286	(291)

Net income (loss)	$8,896	$(2,084)	$(10,021)	$2,147

Income (loss) per share:
Basic	$0.06		$(0.07)
Diluted	$0.06		$(0.07)
Weighted-average common shares outstanding:
Basic	141,015,213		141,015,213
Diluted	141,048,006		141,015,213
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
(Unaudited)
(in thousands, except share data):

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	141,015,213	$1,410	950,214	$(10,813)	—	$190,944	$(18,917)	$162,624
Net income	—	—	—	—	—	—	8,896	8,896
Stock-based compensation	—	—	—	—	—	2,574	—	2,574

Balance at September 30, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$193,518	$(10,021)	$174,094

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	—	$—	—	$—	$158,729	$—	$—	$158,729
Net loss	—	—	—	—	(2,084)	—	—	(2,084)
Stock-based compensation	—	—	—	—	224	—	—	224

Balance at September 30, 2020	—	—	—	—	$156,869	—	—	$156,869

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	159,622	—	—	$159,622
Effect of reorganization transactions	138,312,713	1,383	—	—	(159,622)	158,239	—	—
IPO common stock	2,702,500	27	—	—	—	15,566	—	15,593
Treasury stock	—	—	950,214	(10,813)	—	—	—	(10,813)
Net loss	—	—	—	—	—	—	(10,021)	(10,021)
Stock-based compensation	—	—	—	—	—	19,713	—	19,713

Balance at September 30, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$193,518	$(10,021)	$174,094

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	$154,257	$—	$—	$154,257
Net income	—	—	—	—	2,147	—	—	2,147
Stock-based compensation	—	—	—	—	465	—	—	465

Balance at September 30, 2020	—	—	—	—	$156,869	—	—	$156,869

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(10,021)	$2,147
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,062	16,120
Provision (benefit) for deferred income taxes	1,124	(372)
Stock-based compensation	19,713	465
Related party receivables	—	164
Derivative mark-to-market adjustments and settlements	(1,011)	1,381
Gain on property insurance proceeds	(238)	(1,169)
Gain on Pico earn-out liability reduction	(694)	—
Net loss on sale of assets	822	—
Accretion of asset retirement obligations	304	108
Amortization of debt issuance costs	395	532
Impairment loss	626	278
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	(7,272)	695
Accounts payable and other accrued expenses	488	2,287

Net cash provided by operating activities	$21,298	$22,636
Cash flows from investing activities
Capital expenditures	$(7,702)	$(14,911)
Asset acquisition	(4,142)	—
Cash collateral deposits, net	118	—
Proceeds from sale of assets	74	—
Proceeds from insurance recovery	238	1,169

Net cash used in investing activities	$(11,414)	$(13,742)
Cash flows from financing activities:
Borrowings of long-term debt	$—	$8,500
Repayments of long-term debt	(7,500)	(7,500)
Proceeds from initial public offering	15,593	—
Treasury stock purchase	(10,813)	—
Loan to Montauk Holdings Limited	(7,140)	—

Net cash (used in) provided by financing activities	$(9,860)	$1,000
Net increase in cash and cash equivalents and restricted cash	$24	$9,894
Cash and cash equivalents and restricted cash at beginning of period	$21,559	$10,361

Cash and cash equivalents and restricted cash at end of period	$21,583	$20,255

Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$20,892	$19,537
Restricted cash and cash equivalents - current	118	151
Restricted cash and cash equivalents - non-current	573	567

	$21,583	$20,255

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
While the Company has not experienced any material disruptions in its ability to continue business operations or experienced a material negative impact to its financial results due to
COVID-19
for the nine months ended September 30, 2021, certain aspects of the Company’s business, financial condition and results of operations were negatively impacted during the nine months ended September 30, 2020. These disruptions included the delay of commissioning of development sites for up to five months resulting in delays to registrations and qualifications necessary for EPA pathways and delays in revenue streams from these facilities, contract cancellations, and a decrease in operational efficiency in maintenance and operations. State and local mitigation protocols contributed to reduced needs for transportation fuels, which lowered state-based environmental premiums. The Company also faced a reduction in RINs pricing due to the outbreak of
COVID-19.
The potential future impact of
COVID-19
cannot be predicted with certainty, because new information may emerge concerning the severity and extent of future surges and strains, vaccine distribution and other actions to contain the virus or treat its impact, among other reasons. Future negative impacts could include, but are not limited to, contract cancellations, supply chain disruptions, registration delays with local, state and federal agencies, Environmental Attribute premiums uncertainty, and a demand decrease in transportation fuels.
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
filed with the SEC on March 31, 2021 (the “2020 Annual Report”). The results of operations for the three and nine months ended September 30, 2021 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2020 has been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2020 in the 2020 Annual Report.
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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. The effect of the reclassifications in the December 31, 2020 condensed consolidated balance sheet is a
$645

decrease of property, plant & equipment, net and a
$645

increase to goodwill and intangibles, net, as of December 31, 2020. The effect of the reclassifications for the nine months ended September 30, 2020 condensed consolidated statement of operations is a $996 decrease of operating revenues, a $397 increase in operating and maintenance expenses and a
$1,393

decrease in royalties, transportation, gathering and production fuel.
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
In September 2016, the FASB issued ASU
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
NOTE 3 – ASSET IMPAIRMENT
The Company recorded no impairment losses for the three months ended September 30, 2021 and 2020. Impairment losses of $626 and $278 were recorded for the nine months ended September 30, 2021 and 2020, respectively. The 2021 impairment loss was due to a notice received from a landfill host in February 2021 amending the underlying gas rights agreement to remove and begin decommissioning activities related to one of the Company’s renewable electric generation sites. The 2020 impairment loss was due to a termination of a development agreement. The Company evaluated and concluded that no other events or conditions existed during the period that suggested long-lived assets may not be recoverable.

NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS
The following tables display the Company’s revenue by major source, excluding realized and unrealized gains or losses under the Company’s gas hedge program, based on product type and timing of transfer of goods and services for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Goods transferred at a point in time	Goods transferred over time	Total

Major Goods/Service Line:
Natural Gas Commodity	$2,983	$8,570	$11,553
Natural Gas Environmental Attributes	24,223	—	24,223
Electric Commodity	—	2,305	2,305
Electric Environmental Attributes	1,668	—	1,668

	$28,874	$10,875	$39,749

Operating Segment:
RNG	$27,206	$8,570	$35,776
REG	1,668	2,305	3,973

	$28,874	$10,875	$39,749

	Three Months Ended September 30, 2020
	Goods transferred at a point in time	Goods transferred over time	Total

Major Goods/Service Line:

Natural Gas Commodity	$1,594	$5,951	$7,545
Natural Gas Environmental Attributes	16,470	—	16,470
Electric Commodity	—	2,492	2,492
Electric Environmental Attributes	1,743	—	1,743

	$19,807	$8,443	$28,250

Operating Segment:
RNG	$18,064	$5,951	$24,015
REG	1,743	2,492	4,235

	$19,807	$8,443	$28,250

	Nine Months Ended September 30, 2021
	Goods transferred at a point in time	Goods transferred over time	Total

Major Goods/Service Line:
Natural Gas Commodity	$13,293	$21,620	$34,913
Natural Gas Environmental Attributes	56,297	—	56,297
Electric Commodity	—	7,150	7,150
Electric Environmental Attributes	4,512	—	4,512

	$74,102	$28,770	$102,872

Operating Segment:
RNG	$69,590	$21,620	$91,210
REG	4,512	7,150	11,662

	$74,102	$28,770	$102,872

	Nine Months Ended September 30, 2020
	Goods transferred at a point in time	Goods transferred over time	Total

Major Goods/Service Line:
Natural Gas Commodity	$4,683	$16,958	$21,641
Natural Gas Environmental Attributes	39,498	—	39,498
Electric Commodity	—	8,035	8,035
Electric Environmental Attributes	5,226	—	5,226

	$49,407	$24,993	$74,400

Operating Segment:
RNG	$44,181	$16,958	$61,139
REG	5,226	8,035	13,261

	$49,407	$24,993	$74,400

NOTE 5 – ACCOUNTS AND OTHER RECEIVABLES
The Company extends credit based

upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the Consolidated Statements of Operations (Unaudited). For the three and nine months ended September 30, 2021 and 2020, there were no reserves for uncollectible accounts.
Accounts and other receivables consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31 , 2020

Accounts receivables	$15,188	$5,264
Other receivables	94	164
Reimbursable expenses	26	21

Accounts and other receivables, net	$15,308	$5,449

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consists of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31 , 2020

Buildings and improvements	$28,251	$28,065
Machinery and equipment	249,337	246,874
Gas mineral rights	34,551	34,551
Construction work in progress	8,612	3,840

Total	320,751	313,330
Less: Accumulated depreciation and amortization	(141,444)	(126,929)

Property, plant & equipment, net	$179,307	$186,401

Depreciation expense for property plant and equipment was $4,839 and $4,623 for the three months ended September 30, 2021 and 2020, respectively, and $14,637 and $13,582 for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense for gas mineral rights was $446 and $491 for the three months ended September 30, 2021 and 2020, respectively, and $1,382 and $1,473 for the nine months ended September 30, 2021 and 2020, respectively.
In May 2021, the Company completed a series of transactions (the “Asset Acquisition”) with a privately-held entity. The Company paid $4,142, including $341 in acquisition costs, for land, building, mobile equipment and other property, plant and equipment. The Asset Acquisition was accounted for as an asset purchase in accordance with ASC 805,
Business Combinations
, and the purchase price and direct transaction costs have been allocated to the individual assets obtained. Machinery and
e
quipment comprise $
835
of the asset purchase price, with the remaining balance classified as construction work in progress as of September 30, 2021.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS, NET
Intangible assets consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Goodwill	$60	$60
Intangible assets with indefinite lives:
Emissions allowances	$777	$777
Land use rights	329	329

Total intangible assets with indefinite lives:	$1,106	$1,106

Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $2,835 and $2,329	$12,488	$12,596
Customer contracts, net of accumulated amortization of $16,904 and $16,367	1,379	916

Total intangible assets with finite lives:	$13,867	$13,512

Total Goodwill and Intangible Assets	$15,033	$14,678

The weighted average remaining useful life of the customer contracts and interconnection is approximately 8 years and 16 years, respectively. Amortization expense was $381 and $356 for the three months ended September 30, 2021 and 2020, respectively, and $1,043 and $1,065 for the nine months ended September 30, 2021 and 2020, respectively.
NOTE 8 – ASSET RETIREMENT OBLIGATIONS
The following table summarizes the activity associated with asset retirement obligations of the Company as of September 30, 2021 and December 31, 2020:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020

Asset retirement obligations - beginning of period	$5,689	$5,928
Accretion expense	304	320
New asset retirement obligations	—	350
Decommissioning	(110)	(909)

Asset retirement obligations - end of period	$5,883	$5,689

NOTE 9 – DERIVATIVE INSTRUMENTS
To mitigate market risk associated with fluctuations in energy commodity prices (natural gas) and interest rates, the Company utilizes various hedges to secure energy commodity pricing and interest rates under a board-approved program. As a result of the hedging strategy employed, the Company had the following realized and unrealized gains and losses in the Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2021 and 2020:

		Three Months Ended
Derivative Instrument	Location	September 30, 2021	September 30, 2020

Interest rate swaps	Interest expense	287	393

Net gain (loss)		$287	$393

		Nine Months Ended
Derivative Instrument	Location	September 30, 2021	September 30, 2020
Commodity contracts:
Realized natural gas	Gas commodity sales	$—	$551
Unrealized natural gas	Other income	—	(388)
Interest rate swaps	Interest expense	1,011	(993)

Net gain (loss)		$1,011	$(830)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of September 30, 2021 and December 31, 2020, set forth by level, within the fair value hierarchy:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

Interest rate swap derivative liabilities	$—	$(1,249)	$—	$(1,249)
Asset retirement obligations	—	—	(5,883)	(5,883)
Pico earn-out liability	—	—	(1,226)	(1,226)

	$—	$(1,249)	$(7,109)	$(8,358)

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Interest rate swap derivative liabilities	$—	$(2,260)	$—	$(2,260)
Asset retirement obligations	—	—	(5,689)	(5,689)
Pico earn-out liability	—	—	(1,920)	(1,920)

	$—	$(2,260)	$(7,609)	$(9,869)

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations is included in Note
8
. In addition, certain assets are measured at fair value on a non-recurring
basis when an indicator of impairment is identified and the assets’ fair value is determined to be less than its carrying value. See Note 3 for additional information.
The purchase agreement for the 2018 acquisition of Pico Energy, LLC (“Pico”) included an earn-out
provision dependent on, and calculated as a factor of, achieving certain levels of EBITDA and production volumes (each as determined under such agreement) during the term of the related gas rights agreement. The results of the Company’s risk adjusted analysis of the assessment of the obligation of the Pico earn-out
liability resulted in a $694 decrease for the three months and nine months ended September 30, 2021. The Company estimates future EBITDA and production levels over the gas rights agreement and applies discount rates to assess this obligation. This adjustment has been included within the RNG segment and reported in Royalties, transportation, gathering and production fuel in the Consolidated Statement of Operations. No adjustments were made during the three and nine months ended September 30, 2020.

NOTE 11 – ACCRUED LIABILITIES
The Company’s accrued liabilities consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Accrued expenses	$4,710	$4,975
Payroll and related benefits	2,204	2,341
Royalty	4,044	2,620
Utility	1,059	1,147
Other	424	456

Accrued Liabilities	$12,441	$11,539

NOTE 12 – DEBT
The Company’s debt consists of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Term loan	$22,500	$30,000
Revolving credit facility	36,697	36,697
Less: current principal maturities	(10,000)	(10,000)
Less: debt issuance costs (on long-term debt)	(174)	(429)

Long-term debt	49,023	56,268
Current portion of long-term debt	9,633	9,492

	$58,656	$65,760

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
The Credit Agreement is secured by a lien on substantially all assets of the Company and certain of its subsidiaries and provides for a $95,000 term loan and a $80,000 revolving credit facility. The term loan amortizes in quarterly installments of $2,500 and has a final maturity of December 12, 2023 with interest rates of 2.855% and 2.961% at September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, $22,500 was outstanding under the term loan and $36,697 was outstanding under the revolving credit facility. In addition, the Company had $3,905 of outstanding letters of credit as of September 30, 2021. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of September 30, 2021, the Company’s capacity available for borrowing under the revolving credit facility was $39,397. Borrowings of the term loan and revolving credit facility bear interest at the LIBOR rate plus an applicable margin or the Prime Reference Rate plus an applicable margin, as elected by the Company.

The Company accounted for the Credit Agreement as a debt modification in accordance with ASC 470,
Debt
. In connection with the Credit Agreement, the Company paid a total of $1,821 in new debt issuance costs comprised of $836 in costs paid to the lenders and $985 in costs paid as arranger fees. Of this amount, $364 was expensed and $1,457 was capitalized and will be amortized over the life of the Credit Agreement. The Company also incurred $59 in legal fees associated with the Credit Agreement. Amortized debt issuance expense was $123 and $169 for the three months ended September 30, 2021 and 2020, respectively, and $395 and $532 for the nine months ended September 30, 2021 and 2020, respectively, and was recorded within interest expense on the condensed consolidated statement of operations.
As of September 30, 2021, the Company was in compliance with all applicable financial covenants under the Credit Agreement as amended.
Capitalized Interest
Capitalized interest was $0 and $322 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $1,056 for the nine months ended September 30, 2021 and 2020, respectively. Interest is capitalized using the borrowing rate for the assets being constructed. Interest capitalized during 2020 was for the construction of two
LFG-to-energy
projects.
NOTE 13 – INCOME TAXES
The Company’s provision for income taxes in interim periods is typically computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring
or discrete items are recorded during the period(s) in which they occur. For the nine

months ended September 30, 2021, the Company calculated an unusually high estimated annual effective tax rate such that a reliable estimate of the annual effective tax rate could not be made. As such, the Company utilized the actual effective tax rate for the three and nine months ended

September 30, 2021.

	Three Months Ended
	September 30, 2021		September 30, 2020
Provision (benefit) for income taxes	$(3,481)		$6,266
Effective tax rate	(64%	)	150%

	Nine Months Ended
	September 30, 2021	September 30, 2020
Provision (benefit) for income taxes	$1,286	$(291)
Effective tax rate	(15%)	(16%)
Income tax expense for the three and nine months ended September 30, 2021 was calculated using the actual year to date effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the current year permanent disallowance of officers’ compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), of $4,381, partially offset by the favorable impact of the production tax credit of $(1,623). When the net tax expense (benefit) for the three and nine months ended September 30, 2021 is compared to the pre-tax
book loss for the respective periods, it results in a negative effective tax rate.
The effective tax rate of (64%) for the three months ended September 30, 2021 was lower than the rate for the three months ended September 30, 2020 of 150% primarily due to the current year disallowance of officers’ compensation under Section 162(m) of the Code. The Company utilized a year to date effective tax rate for tax expense calculated for the three months ended September 30, 2021, which when applied to year to date pre-tax
book loss and layering in nominal discrete events, resulted in a (64%) effective tax rate for the three months ended September 30, 2021. The 150% effective tax rate for the three months ended September 30, 2020 was a result of the third quarter pre-tax
book income applied to the estimated annual effective tax rate, with no significant discrete events in that quarter.
The effective tax rate of (15%) for the nine months ended September 30, 2021 was higher than the rate for the nine months ended September 30, 2020 of (16%). The September 30, 2021 rate of (15%) is calculated based on tax expense that is driven by the 162(m) unfavorable permanent adjustment (which was not applicable in the quarter ended September 30, 2020) compared to a pre-tax
book loss position. Alternatively, the September 30, 2020 rate of (16%) is calculated based on income tax benefit generated i
n

connection with the January 1, 2020 dissolution of the Montauk Energy Capital (“MEC”) partnership, which allows all entities under MEC to file as part of the Company’s consolidated federal tax group compared to a pre-tax book income position.

NOTE 14 – SHARE-BASED COMPENSATION
In January 2021, Montauk Renewables undertook the Reorganization Transactions which resulted in the Company owning all of the assets and entities (excluding Montauk USA) through which MNK’s business and operations were conducted. As a result of the Distribution, the options outstanding under MNK’s Employee Share Appreciation Rights Scheme (the “SAR Plan”) were cancelled. The Company recorded $2,050 of accelerated compensation expense in its condensed consolidated statements of operations (unaudited) within general and administrative expenses in connection with the cancellation of the options under the SAR Plan for the nine months ended September 30, 2021.
The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified
stock options, restricted stock unit and restricted stock awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted stock grants the officers of the Company made elections under Section 83(b) of the Code . Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports share-based compensation for stock options, restricted stock, and restricted stock units when vested, in the case of restricted stock and restricted stock units, and when exercised, in the case of options, and such awards will be
 settled in shares of common stock of Montauk Renewables. As of September 30, 2021, unrecognized MRI EICP compensation expense for awards the Company expects to vest approximated $11,432 and will be recognized over approximately 5 years. Stock based compensation expense was $2,574 and $224 for three months ended September 30, 2021 and 2020, respectively and $6,768 and $465 for the nine months ended September 30, 2021 and September 30, 2020, respectively. The Company recognizes stock based compensation in its condensed consolidated statements of operations within general and administrative expenses.
In connection with the May 2021 Asset Acquisition, 1,250,000 restricted stock awards (“RS Awards”) were granted to two employees of the Company in connection with their respective employment. The RS Awards vest over a five-year period and are subject to the achievement of time and performance based vesting criteria over such period. The performance targets in the RS Awards relate to the attainment of three EBITDA goals as defined in the underlying agreements beginning on or after the third anniversary of the grant date. The Company completed its assessment and no compensation expense for the RS Awards has been recorded for the three and nine months ended September 30, 2021. The grant date fair value of the RS Awards is $11,300.
The restricted stock, restricted stock unit and option awards are subject to vesting schedules that commence or conclude, in the case of the option and restricted stock unit awards, on the one-year
anniversary of the grant date and are subject to the terms and conditions of the MRI EICP and related award agreements including, in the case of the restricted stock awards, each officer having made an election under Section 83(b) of the Code. The Company recorded $10,813 of compensation expense in its condensed consolidated statements of operations (unaudited) within general and administrative expenses for the nine months ended September 30, 2021 in connection with the withheld 950,214 shares associated with the Section 83(b) elections.
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

The following table summarizes the options, restricted stock and restricted stock units outstanding under the MRI EICP as of September 30, 2021:

	Restricted Shares		Restricted Stock Units		Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
End of period - December 31, 2020	—	$—	—	$—	—	$—

Beginning of period - January 1, 2021	—	$—	—	$—	—	$—
Granted	3,519,827	10.43	29,304	11.38	950,214	11.38
Vested	(950,214)	11.38	—	—	—	—
Forfeited	—	—	(1,056)	11.38	—	—
Exercised	—	—	—	—	—	—

End of period – September 30, 2021	2,569,613	$10.08	28,248	$11.38	950,214	$11.38

The following table summarizes the options and restricted stock under the SAR Plan as of September 30, 2020:

	Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
End of period - December 31, 2019	1,872,534	$1.18	1,939,200	$0.95

Beginning of period - January 1, 2020	1,872,534	$1.18	1,939,200	$0.95
Granted	924,779	0.90	—	—
Forfeited	(166,666)	0.62	—	—
Exercised	(50,000)	0.44	—	—

End of period – September 30, 2020	2,580,647	$1.13	1,939,200	$0.95

NOTE 15 – DEFINED CONTRIBUTION PLAN
The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $145 and $119 for the three months ended September 30, 2021 and 2020, respectively, and $414 and $340 for the nine months ended September 30, 2021 and 2020, respectively.
NOTE 16 – SEGMENT INFORMATION
The Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity
plants. The corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s unaudited condensed consolidated financial statements. The following tables are consistent with the manner in which the chief operating decision maker evaluates the performance of each segment and allocates the Company’s resources. In the following tables “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	Three Months Ended September 30, 2021
	RNG	REG	Corporate	Total
Total Revenue	$35,002	$3,872	$875	$39,749
Net income (loss)	15,071	(1,379)	(4,796)	8,896
EBITDA (1)	19,358	(44)	(7,536)	11,778
Adjusted EBITDA (1)	20,180	(24)	(7,324)	12,832
Total Assets	153,108	53,711	52,926	259,745
Capital expenditure	1,864	1,321	49	3,234

(1) Third quarter of 2021 EBITDA Reconciliation
T
he following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
	RNG	REG	Corporate	Total

Net income (loss)	$15,071	$(1,379)	$(4,796)	$8,896
Depreciation and amortization	4,287	1,335	44	5,666
Interest expense	—	—	697	697
Income tax expense (benefit)	—	—	(3,481)	(3,481)

EBITDA	$19,358	$(44)	$(7,536)	$11,778

Net loss (gain) of sale of assets	822	—	—	822
Impairment loss	—	—	—	—
Transaction costs	—	20	212	232

Adjusted EBITDA	$20,180	$(24)	$(7,324)	$12,832

	Three Months Ended September 30, 2020
	RNG	REG	Corporate	Total
Total Revenue	$23,994	$4,256	$—	$28,250
Net Income (Loss)	9,458	(661)	(10,881)	(2,084)
EBITDA (1)	12,939	1,282	(4,133)	10,088
Adjusted EBITDA (1)	12,939	1,282	(4,133)	10,088
Total Assets	135,359	80,485	35,683	251,527
Capital expenditure	3,147	1,311	-	4,458
(1) Third quarter of 2020 EBITDA Reconciliation
The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
	RNG	REG	Corporate	Total
Net Income (loss)	$9,458	$(661)	$(10,881)	$(2,084)
Depreciation and amortization	3,481	1,943	46	5,470
Interest expense	—	—	436	436
Income tax expense (benefit)	—	—	6,266	6,266

EBITDA	$12,939	$1,282	$(4,133)	$10,088
Impairment loss	—	—	—	—
Non-cash hedging charges	—	—	—	—

Adjusted EBITDA	$12,939	$1,282	$(4,133)	$10,088

For the three months ended September 30, 2021 and 2020, three and four customers, respectively, made up greater than 10% of total revenues.

	Three Months Ended September 30, 2021
	RNG	REG	Corporate	Total
Customer A	19.6%	—	—	19.6%
Customer B	15.4%	—	—	15.4%
Customer C	11.4%	—	—	11.4%

	Three Months Ended September 30, 202 0
	RNG	REG	Corporate	Total
Customer A	27.5%	—	—	27.5%
Customer B	16.5%	—	—	16.5%
Customer C	-	13.4%	—	13.4%
Customer D	13.3%			13.3%

The Company’s reportable segments for the nine months ended September 30, 2021 and 2020 are Renewable Natural Gas and Renewable Electricity Generation.

	Nine Months Ended September 30, 2021
	RNG	REG	Corporate	Total
Total Revenue	$90,707	$11,290	$875	$102,872
Net Income (Loss)	33,205	(3,647)	(39,579)	(10,021)
EBITDA (2)	45,991	498	(36,098)	10,391
Adjusted EBITDA (2)	46,813	1,144	(35,761)	12,196
Total Assets	153,108	53,711	52,926	259,745
Capital Expenditure	5,883	1,770	49	7,702
(2) First nine months of 2021 EBITDA Reconciliation
The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	RNG	REG	Corporate	Total
Net Income (loss)	$33,205	$(3,647)	$(39,579)	$(10,021)
Depreciation and amortization	12,786	4,143	133	17,062
Interest expense	—	—	2,064	2,064
Income tax expense (benefit)	—	2	1,284	1,286

EBITDA	$45,991	$498	$(36,098)	$10,391

Net loss (gain) of sale of assets	822			822
Impairment loss	—	626	—	626
Transaction costs	—	20	337	357

Adjusted EBITDA	$46,813	$1,144	$(35,761)	$12,196

	Nine Months Ended September 30, 2020
	RNG	REG	Corporate	Total
Total Revenue	$60,799	$13,282	$482	$74,563
Net Income (Loss)	18,700	(1,955)	(14,598)	2,147
EBITDA (2)	29,100	3,634	(11,248)	21,486
Adjusted EBITDA (2)	29,100	3,912	(10,860)	22,152
Total Assets	135,359	80,485	35,683	251,527
Capital Expenditure	11,493	3,360	58	14,911
(2) First nine months of 2020 EBITDA Reconciliation
The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	RNG	REG	Corporate	Total
Net Income (loss)	$18,700	$(1,955)	$(14,598)	$2,147
Depreciation and amortization	10,400	5,587	133	16,120
Interest expense	—	—	3,510	3,510
Income tax expense (benefit)	—	2	(293)	(291)

EBITDA	$29,100	$3,634	$(11,248)	$21,486
Impairment loss	—	278	—	278
Non-cash hedging charges	—	—	388	388

Adjusted EBITDA	$29,100	$3,912	$(10,860)	$22,152

For the nine months ended September 30, 2021 and 2020, five and four customers, respectively, made up greater than 10% of total revenues.

	Nine Months Ended September 30, 2021
	RNG	REG	Corporate	Total
Customer A	12.8%	—	—	12.8%
Customer B	12.4%	—	—	12.4%
Customer C	11.3%	—	—	11.3%
Customer D	10.5%	—	—	10.5%
Customer E		10.2%	—	10.2%

	Nine Months Ended September 30, 2020
	RNG	REG	Corporate	Total
Customer A	—	15.2%	—	15.2%
Customer B	14.7%	—	—	14.7%
Customer C	12.4%	—	—	12.4%
Customer D	12.0%	—	—	12.0%

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
As of September 30, 2021, there were no leases entered into which have not yet commenced and that would entitle the Company to significant rights or create additional obligations.
Supplemental information related to operating lease arrangements was as follows:

	Three Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$76	$75
Weighted average remaining lease term (in years)	1.83	2.35
Weighted average discount rate	5.00%	5.00%

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$227	$225
Weighted average remaining lease term (in years)	1.83	2.35
Weighted average discount rate	5.00%	5.00%
Future minimum lease payments as of September 30, 2021, are as follows:

Amount
Year Ending
Remainder of 2021	$78
2022	319
2023	8
2024	1
Interest	(10)

Total	$396

NOTE 18 – EARNINGS (LOSS) PER SHARE
Earnings (Loss)

per share was computed using the following common share data for the three and nine months ended September 30, 2021:

Three Months Ended September 30, 2021
Net income	$8,896
Basic weighted-average shares outstanding	141,015,213
Dilutive effect of share-based awards	32,793

Diluted weighted-average shares outstanding	141,048,006

Basic earnings per share	$0.06
Diluted earnings per share	$0.06

Nine Months Ended September 30, 2021
Net loss	$(10,021)
Basic weighted-average shares outstanding	141,015,213
Dilutive effect of share-based awards	—

Diluted weighted-average shares outstanding	141,015,213

Basic loss per share	$(0.07)
Diluted loss per share	$(0.07)
As a result of incurring a net loss for the nine months ended September 30, 2021
,
493,166
potential antidilutive shares were excluded from the above earnings per share calculation.
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
NOTE 20 – SUBSEQUENT EVENTS
The Company evaluated its September 30, 2021 unaudited condensed consolidated financial statements through November 15, 2021, the date the financial statements were issued. The Company is not aware of any subsequent events which would require disclosure in the unaudited condensed consolidated financial statements, except for the matters discussed below.
In October 2021, the Company closed on a $5,447 transaction to acquire approximately 146 acres and an existing approximately 500,000 square foot structure intended to expand the production processes acquired in the Montauk Ag Asset Acquisition.

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
Biogas is produced by microbes as they break down organic matter in the absence of oxygen (during a process called anaerobic digestion). Our two current sources of commercial scale biogas are LFG and ADG, which is produced inside an airtight tank used to breakdown organic matter, such as livestock waste. We typically secure our biogas feedstock through long-term fuel supply agreements and property lease agreements with biogas site hosts. Once we secure long-term fuel supply rights, we design, build, own, and operate facilities that convert the biogas into RNG or use the processed biogas to produce Renewable Electricity. We sell the RNG and Renewable Electricity through a variety of short-, medium-, and long-term agreements. Because we are capturing waste methane and making use of a renewable source of energy, our RNG and Renewable Electricity generate valuable Environmental Attributes, which we are able to sell under U.S. federal and state initiatives.
Recent Developments
Montauk Ag Asset Acquisition
On May 10, 2021, the Company, through a newly formed wholly-owned subsidiary, Montauk Ag Renewables, LLC (“Montauk Ag”), completed a series of transactions with Joseph P. Carroll, Jr. (“Carroll”), Martin A. Redeker (“Redeker”) and certain of their affiliates to purchase their business of developing technology to recover residual natural resources from waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes in order to produce high quality renewable natural gas, bio-oil and biochar (the “Montauk Ag Renewables Acquisition”). The assets acquired include real property, intellectual property, mobile equipment, and other equipment related to operating the business. The real property includes the purchase of an approximate 9.35 acre parcel in Duplin County, North Carolina.
The purchase price, excluding acquisition costs, for the Montauk Ag Renewables Acquisition consisted of (i) $3,797 paid in cash on May 10, 2021 (minus certain costs and indebtedness) and (ii) two restricted stock awards, in equal amounts, granted under the MRI EICP, with an aggregate value not to exceed $12,500, awarded to each of Messrs. Carroll and Redeker in connection with their respective employment with the Company following the closing of the Montauk Ag Renewables Acquisition (the “RS Awards”). For more information about the RS Awards, see Note 14 to our unaudited condensed consolidated financial statements.
During the third quarter of 2021, we continued to execute on our plans for the Montauk Ag Renewables Acquisition. In August 2021, we were granted a patent over 24 specific aspects of continuous-feed, closed-loop reactor technology acquired in the acquisition. We believe that the reactor enables near-zero-emissions conversion of agricultural waste into multiple non-fossil, renewable-fuel alternatives, is capable of producing multiple units of renewable energy for each unit of conventional energy consumed and is capable of sequestering multiple tons of greenhouse gas equivalent emissions (CO2e) for every ton emitted. We expect the reactor, with certain enhancements, to better address some of the environmental challenges of industrial agriculture, including lagoon capacity constraints, watershed contamination, odor issues, nutrient abundances and containment and disposal of animal waste, regardless of location or size. The reactor is operational and we continue to make improvements to the reactor to optimize its functionality and currently expect this facility to be commissioned with these improvements during 2022.
In the fourth quarter of 2021, we also closed on a $5,447 transaction to acquire approximately 146 acres and an existing approximately 500,000 square foot structure which we plan to use as we expand the production processes acquired in the Montauk Ag Renewables Acquisition. We have also executed master services agreements that provides access to waste feedstock for Montauk Ag to process. The waste feedstock will be sourced from swine waste contained in anaerobic lagoons and its removal will help to improve lagoon water flow and reduce capacity in the lagoons. We do not currently expect the revenues from this agreement to be material. As we commission and increase our production capabilities, we intend to add farms to this agreement as feedstock sources, which has the potential to secure more feedstock for our facility. We are at the beginning stages of developing the opportunities associated with the Montauk Ag Renewables Acquisition and can give no assurances that our plans related to this acquisition will meet our expectations.

Amendment to Pico Feedstock Agreement
During the second quarter of 2021, we completed an amendment to our Pico feedstock agreement (“Pico Feedstock Amendment”). The amendment will increase the amount of feedstock supplied to the facility for processing over a one to three-year period. We paid $1,000 in cash at the time of closing the amendment.
During the third quarter of 2021, and as part of our overall capacity expansion at the Pico facility, we undertook significant efforts to improve the performance of the existing digestion process at our Pico facility. We have temporarily idled RNG production at this facility in order to clean out settled solids in the digester, replace the cover of the digester, and make various other efficiency improvements. We currently expect to incur nonrecurring expenses of at least $1,000 related to this project in addition to the $288 in asset disposal recognized during the third quarter of 2021 and approximately $325 in expected capital costs related to this project.
After the improvements are completed, we expect production to measurably increase from the current production levels of approximately 150 MMBtu/day once we resume full operations at the Pico facility, currently expected during the first quarter of 2022.
The improvement project has impacted the timeline for modeling Pico’s initial CI Score pathway model and subsequent auditing approval by CARB. We currently expect to submit this CI pathway model and re-apply for a temporary CI pathway in the fourth quarter of 2021, but no assurances can be given that CARB will approve the CI Score pathway for use by the end of 2021. The results of this approval could have a significant impact on our ability to generate LCFS credit revenues in 2022 on our 2021 production.
Key Trends Affecting Our Business
Market Trends Affecting the Renewable Fuel Market
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

•
Efficiency, mobility and capital cost flexibility in our operations enable RNG to compete successfully in multiple markets. Our operating model is nimble, as we commonly use modular equipment; and we believe that our RNG processing equipment is more efficient than its fossil-fuel equivalents.

•
Demand for compressed natural gas (“CNG”) from natural
gas-fueled
vehicles. The RNG that we produce is pipeline quality and can be used for transportation fuel when converted to CNG. CNG is commonly used by medium-duty fleets that are close to fueling stations, such as city fleets, local delivery trucks and waste haulers.

Factors Affecting Our Future Operating Results
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

Acquisition and Development Pipeline
The timing and extent of our development pipeline affects our operating results due to:

•
Impact of Higher Selling, General and Administrative Expenses Prior to the Commencement of a Project’s Operation:
We incur significant
expenses in the development of new RNG projects and in maintenance and capital expenditures at our existing project sites. Further, the receipt of RINs is delayed, and typically does not commence for a period of four to nine months after the commencement of injecting RNG into a pipeline, pending final registration approval of the project by the EPA and then the subsequent completion of a third-party quality assurance plan certification. During such time, the RNG is either physically or theoretically stored and later withdrawn from storage to allow for the generation of RINs.

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

Regulatory, Environmental and Social Trends
Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. The EPA missed its November 30, 2020 statutory deadline to set RVOs for 2021, nor proposed RVO volumes. Furthermore, the EPA has not proposed RVOs for 2022 although the statutory deadline is approaching. On August 26, 2021, the EPA submitted the proposed rule to the White House Office of Management and Budget. However, it remains unclear if the EPA will release the proposed rule during the fourth quarter of 2021. The manner in which the EPA will establish RVOs beginning in 2023, when the statutory RVO mandates are set to expire, is expected to create additional uncertainty in RIN pricing. Further changes to the CI score assigned to a project upon its renewal or a change in the way CARB develops the CI score for a new project could significantly affect the profitability of a project, particularly in the case of a livestock farm project.
Factors Affecting Revenue
Our total operating revenues include renewable energy and related sales of Environmental Attributes. Renewable energy sales primarily consist of the sale of biogas, including LFG and ADG, which is either sold or converted to Renewable Electricity. Environmental Attributes are generated and sold from the renewable energy.
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

•
Renewable Natural Gas Revenues
: We record revenues from the production and sale of RNG and the generation and sale of the Environmental
Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take
counterparties as consideration for such counterparties using the RNG as a transportation fuel. We sell a portion of our RNG production under fixed-price and counterparty sharing agreements, which provide floor prices in excess of commodity indices and sharing percentages of the monetization of Environmental Attributes. Under these sharing arrangements, we receive a portion of the profits derived from counterparty monetization of the Environmental Attributes in excess of the floor prices. We commissioned our Pico RNG facility in August 2020 and began reporting it within our RNG segment beginning October 2020. We commissioned our Coastal RNG facility in September 2020. While these sites will contribute to improved volumes, we expect facilities to go through optimization periods after commissioning prior to meeting budget expectations.

•
Renewable Electricity Generation Revenues:
We record revenues from the production and sale of Renewable Electricity and the generation and sale of the Environmental Attributes, such as RECs, derived from Renewable Electricity. All of our Renewable Electricity production is sold under fixed-price PPAs from our existing operating projects.

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
RNG Production
Our RNG production levels are subject to fluctuations based on numerous factors, including:

•
Disruptions to Production:
Disruptions to waste placement operations at our active landfill sites, severe weather events, failure or degradation of our or a landfill operator’s equipment or interconnection or transmission problems could result in a reduction of our RNG production. We strive to proactively address any issues that may arise through preventative maintenance, process improvement and flexible redeployment of equipment to maximize production and useful life. In November 2019, our McCarty facility lost production capacity of one of its engines due to its failure. Production was not restored until March 2020 when a replacement was commissioned. Our first quarter of 2021 volumes improved approximately 29.1% from the first quarter of 2020 due mainly to the commissioning of this engine in the prior year period. In October 2020, California wildfires forced our Bowerman facility to temporarily shut down. While production resumed in November 2020, our first quarter of 2021 revenues related to the Bowerman facility were approximately 18.9% lower than the prior year period, related in part to these wildfires. The Company has temporarily idled its Pico gas production from September 2021 to December 2021 related to digester improvement efforts.

•
Recent historical cold weather impacted our Atascocita, Galveston, McCarty, and Coastal Plains facilities located in Texas during February 2021. Production at these facilities was temporarily idled due to the loss of power from February 14 through February 20, 2021 and force majeure events were declared by certain of our counter-parties or by us for the period February 12 through February 22, 2021 related to these weather events. Operations at these facilities have subsequently resumed, but as a result of our utility provisions when we are not using utilities, providers are able to contribute the capacity back into the market and we receive credit against our future bills. Due mainly to these agreements, our utility costs within our RNG segment were approximately 54.9% lower in the first quarter of 2021 as compared to the first quarter of 2020. Our utility costs normalized during the second quarter of 2021 and continued at normal levels during the third quarter of 2021.

•
The landfill host at our McCarty facility recently changed its wellfield collection system which has contributed to elevated of nitrogen in the feedstock received by our facility. Additionally, the landfill host modified the wellfield bifurcation approach which has impacted the quantity of feedstock received at the facility. We are working with the landfill host but have currently experienced lower volumes of feedstock available to be processed at the McCarty facility.

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
Our Jerome, ID dairy farm project is expected to be awarded a more attractive CI by CARB, making it possible to generate LCFS credits at a multiple of those generated by our landfill projects. With the temporarily idling of our Pico facility, CARB did not approve the extension of our temporary pathway that would have enabled us to delay data collection until 2022 for the initial CI pathway. As a result, we are submitting our initial CI pathway application using 2021 data and temporary CI extension application in the fourth quarter of 2021. We expect to learn the approval of the temporary CI extension application in December 2021. The initial CI Score related to 2021 production is expected to be more attractive than the temporary CI Score. During CARB’s review of the initial CI application, we expect to place 2022 production in storage prior to receiving validation of the initial CI Score.
The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we generally only sell RINs in the calendar year they are generated. In the fourth quarter of 2020, due to the uncertainty regarding the outcome of the 2020 US Presidential election, we entered into forward commitments of approximately 50% of our expected 2021 RIN generation. These forward commitments were based on D3 RIN index prices at the time of the commitment, therefore our realized average RIN price in the three and nine months ended September 30, 2021 of approximately $1.65 and $1.75, respectively, was below the D3 RIN index of approximately $3.11 and $2.91, respectively. Our current RIN commitments expected to be recognized during the 2021 fourth quarter will be realized at an approximate average realized price of $2.09. We do not have any RINs currently committed for 2022. Realized prices for Environmental Attributes sold in a year may not correspond directly to index prices in the current or following year due to the forward selling of commitments.
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

•
General and Administrative Expenses:
General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. In connection with the consummation of the IPO and the Reorganization Transactions, stock options issued under MNK’s SAR Plan were canceled. Under ASC 718, the Company accelerated all previously unvested stock-based compensation expense of approximately $2,050 in January 2021. The Company’s board of directors approved grants of restricted stock, non-qualified
stock option, and restricted stock unit awards under the MRI EICP on January 28, 2021. The Company accounted for stock-based compensation related to these equity awards under ASC 718 and recognized approximately $6,612 in stock-based compensation related to these awards in the first nine months of 2021. The Company currently expects this amount to reflect the quarterly expense for the fourth quarter of 2021 as the other share-based compensation expense in the first quarter of 2021 was a one-time
expense related to the cancellation and replacement of the SAR Plan with the MRI EICP. Finally, in connection with restricted stock awarded, the recipients made elections under 83(b) of the Code and we withheld a portion of the restricted stock awarded. In accordance with ASC 718, the Company recognized accelerated stock-based compensation expense related to the shares and we recorded approximately $10,813 in stock-based compensation in the first quarter of 2021. In the aggregate, we recognized approximately $19,713 in stock-based compensation in the first nine months of 2021. For more information, see Note 14 to our unaudited condensed consolidated financial statements.

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
Key Operating Metrics
Total operating revenues reflect both sales of renewable energy and sales of related Environmental Attributes. As a result, our revenues are primarily affected by unit production of RNG and Renewable Electricity, production of Environmental Attributes, and the prices at which we sell such production. Set forth below is an overview of these key metrics:

•
RNG and Renewable Electric Production Volumes:
We review performance by site based on unit of production calculations for RNG and Renewable Electricity, measured in terms of MMBtu and Megawatt Hours (“MWh”), respectively. While unit of production measurements can be influenced by schedule facility maintenance schedules, the metric is used to measure the efficiency of operations and the impact of optimization improvement initiatives. We sell a majority of our RNG commodity production under variable-price agreements, based on indices. A portion of our Renewable Natural Gas segment commodity production is sold under fixed-priced contracts. Our Renewable Electricity Generation segment commodity production is primarily sold under fixed-priced PPAs.

•
Environmental Attributes Production:
We sell Environmental Attributes derived from our production of RNG and Renewable Electricity.
We carry-over a portion of the RINs generated from RNG production to the following year and sell the carried over RINs in such following calendar year. A majority of our Renewable Natural Gas segment Environmental Attributes are sold, though a portion are generated and sold by third parties under counterparty sharing agreements. A majority of our Renewable Electricity Generation segment Environmental Attributes are sold as a component of our fixed-price PPAs.

•
Average Realized Price per Unit of Production:
Our profitability is highly dependent on the commodity prices for natural gas and electricity, and the Environmental Attribute prices for RINs, LCFS credits, and RECs. Realized prices for Environmental Attributes sold in a year may not correspond directly with that year’s production as attributes may be carried over and subsequently sold. Realized prices for Environmental Attributes sold in a year may not correspond directly to index prices due to the forward selling of commitments.

Results of Operations
Comparison of Three Months Ended September 30, 2021 and 2020
The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

(in thousands, unless otherwise indicated)	Three Months Ended September 30		Change	Change %
	2021	2020
Revenues
Renewable Natural Gas Total Revenues	$35,002	$23,994	$11,008	45.9%
Renewable Electricity Generation Total Revenues	$3,872	$4,256	$(384)	(9.0%)

RNG Metrics
CY RNG production volumes (MMBtu)	1,510	1,520	(10)	(0.7%)
Less: Current period RNG volumes under fixed/floor-price contracts	(333)	(561)	228	(40.6%)
Plus: Prior period RNG volumes dispensed in current period	309	297	12	4.0%
Less: Current period RNG production volumes not dispensed	(379)	(320)	(59)	18.4%
Total RNG volumes available for RIN generation (1)	1,107	936	171	18.3%

RIN Metrics
Current RIN generation ( x 11.727) (2)	12,985	10,977	2,008	18.3%
Less: Counterparty share (RINs)	(1,415)	(1,394)	(21)	1.5%
Plus: Prior period RINs carried into current period	1,586	1,700	(114)	(6.7%)
Less: CY RINs carried into next CY	—	—
Total RINs available for sale (3)	13,156	11,283	1,873	16.6%
Less: RINs sold	(13,250)	(10,434)	(2,816)	27.0%
RIN Inventory	(94)	849	(943)	(111.1%)
RNG Inventory (volumes not dispensed for RINs) (4)	379	320	59	18.4%
Average Realized RIN price	$1.65	$1.54	$0.11	7.1%

Operating Expenses
Renewable Natural Gas Operating Expenses	$14,916	$13,717	$1,199	8.7%
Operating Expenses per MMBtu (actual)	$9.88	$9.02	$0.86	9.5%
Renewable Electricity Generation Operating Expenses	$3,961	$2,782	$1,179	42.4%
$/MWh (actual)	$93.00	$57.33	$35.67	62.2%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	43	49	(6)	(12.2%)
Average Realized Price $/MWh (actual)	$90.93	$87.69	$3.24	3.7%

(1)
RINs are generated in the month that the gas is dispensed to generate RINs, which occurs the month after the gas is produced. Volumes under fixed/floor-price arrangements generate RINs which we do not self-market.

(2)	One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)	Represents RINs available to be self-marketed by us during the reporting period.
(4)	Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income for the periods set forth below:

	Three Months Ended September 30			Change %
	2021	2020	Change
Total operating revenues	$39,749	$28,250	$11,499	40.7%
Operating expenses:
Operating and maintenance expenses	13,123	11,320	1,803	15.9%
General and administrative expenses	7,520	4,131	3,389	82.0%
Royalties, transportation, gathering and production fuel	6,636	5,189	1,447	27.9%
Depreciation, depletion and amortization	5,666	5,470	196	3.6%
Gain on insurance proceeds	(157)	(2,694)	2,537	94.2%
Transaction costs	232	—	232	0.0%

Total operating expenses	33,020	23,416	9,604	41.0%

Operating profit	$6,729	$4,834	$1,895	39.2%
Total other expenses	1,314	652	662	101.5%

Income tax (benefit) expense	(3,481)	6,266	(9,747)	(155.6%)

Net income (loss)	$8,896	$(2,084)	$10,980	(526.9%)

Revenues for the Three Months Ended September 30, 2021 and 2020
Total revenues in the third quarter of 2021 were $39,749, an increase of $11,499 (40.7%) compared to $28,250 in the third quarter of 2020. An increase in the number of RINs sold accounted for over half ($6,850) of the increase during the third quarter of 2021. Increased natural gas index prices (79.8%) has contributed to increases in our gas commodity revenues over the prior year. Higher revenues of $1,288 recognized under counterparty sharing agreements also contributed to this increase.
Renewable Natural Gas Revenues
We produced 1,510 MMBtus of RNG during the third quarter of 2021, a decrease of 10 MMBtus over the 1,520 MMBtus (0.7%) produced in third quarter of 2020. Of the third quarter of 2021 volumes, 31 MMBtus of RNG was produced from development sites commissioned during 2020. Of the reduction of 40 MMBtus of RNG produced at our other facilities, 120 MMBtus related to wellfield issues at our McCarty facility. The collection system at the McCarty facility has been hampered by increased volumes of water impacting collection. As water levels vary or increase, the ability to draw feedstock can be reduced. We are working with the landfill host to mitigate these matters but expect this issue to continue into the fourth quarter of 2021. Increased production volumes (80 MMBtus) across other facilities partially offset the decrease at McCarty.
Revenues from the Renewable Natural Gas segment in the third quarter of 2021 were $35,002, an increase of $11,008 (45.9%) compared to $23,994 in the third quarter of 2020. The primary driver for the increase relates to aforementioned RIN volume sold during the first nine months of 2021. Average commodity pricing for natural gas for the third quarter of 2021 was $4.01 per MMBtu, 79.8% higher than the third quarter of 2020. During the third quarter of 2021, we sold 13,250 RINs, representing a 2,816 increase (27.0%) compared to 10,434 in the third quarter of 2020. The increase was primarily related to inter-period timing on transfers of RINs as the majority of our RINs are self-marketed resulting in higher commitments for third quarter of 2021 versus the third quarter of 2020. Average pricing realized on RIN sales during the third quarter of 2021 was $1.65 as compared to $1.54 in the third quarter of 2020, an increase of 7.1%. This compares to the average D3 RIN index price for the third quarter of 2021 of $3.11 being double the average D3 RIN index price of $1.55 in the third quarter of 2020. All of our RIN sales for third quarter 2021 were priced generally on the D3 index with none based on the CWC. At September 30, 2021, we had approximately 1,107 MMBtus available for RIN generation and approximately zero RINs generated and unsold. At September 30, 2020, we had approximately 936 MMBtus available for RIN generation and approximately 849 RINs generated and unsold.
Renewable Electricity Generation Revenues
We produced approximately 43 MWh in Renewable Electricity during the third quarter of 2021, a decrease of 6 MWh from the 49 MWh (12.2%) produced in third quarter of 2020. The decrease is a result of engine maintenance at our Bowerman facility (3 MWh) and our Security facility having zero production in the third quarter of 2021, due to previously announced engine failures, compared to 2 MWh produced in third quarter of 2020. The projects to restore the engines at our Security facility are ongoing and are currently anticipated to be completed in the fourth quarter of 2021.
In the third quarter of 2021, 100% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with the underlying PPAs, as compared to 97.7% in the third quarter of 2020. This provides the Company with increased certainty of price resulting from our Renewable Electricity sites.
Corporate Analysis
We did not have any gas hedge programs outstanding during the third quarter of 2021 or 2020. We did not have market purchased RINs during the third quarter of 2021 or 2020. During the third quarter of 2021, we recorded revenue of $875 related to the RINs purchased in the second quarter of 2021.
Expenses for the Three Months Ended September 30, 2021 and 2020
General and Administrative Expenses
Total general and administrative expenses were $7,520 for the third quarter of 2021, an increase of $3,389 (82.0%) compared to $4,131 for the third quarter of 2020. Of the total in the third quarter of 2021, $2,574 related to stock-based compensation costs primarily associated with the IPO and Reorganization Transactions. Excluding the impacts of IPO related stock-based compensation, general and administrative expenses increased approximately $816. Corporate insurance for third quarter of 2021 increased approximately $719 (99.64%) compared to third quarter of 2020 due to increased premiums associated with the IPO.
Renewable Natural Gas Expenses
Operating and maintenance expenses for our RNG facilities in the third quarter of 2021 were $8,708, a decrease of $272 (3.0%) as compared to $8,980 in the third quarter of 2020. Approximately $1,315 of the third quarter of 2021 operating and maintenance expenses relate to development sites commissioned during 2020. Exclusive of the effects of these development sites, operating and maintenance expenses for the third quarter of 2021 were $7,393, a decrease of $1,519 (17.0%) compared to the third quarter of 2020. Due to fewer media changeouts and disposal expenses, our McCarty, Atascocita, and Apex facilities operating and maintenance expenses decreased approximately $202, $280, and $567, respectively, compared to the third quarter of 2020. Our Rumpke facility had decreased operating and maintenance expenses of approximately $540 in the third quarter of 2021, due to general preventative maintenance work related to an annual planned outage.
Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the third quarter of 2021 were $6,208, an increase of $1,471 (31.1%) compared to $4,737 in the third quarter of 2020. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of RNG revenues to 17.7% for the third quarter of 2021 from 19.7% in the third quarter of 2020. The decrease is due to the Pico earn-out
liability adjustment of $694.

Renewable Electricity Expenses
Operating and maintenance expenses for our Renewable Electricity facilities in the third quarter of 2021 were $3,533, an increase of $1,200 (51.4%) compared to $2,333 in the third quarter of 2020. We reported the results of Pico within the Renewable Electricity Generation segment until October 2020 and Pico contributed $585 to the 2020 period. Exclusive of Pico, Renewable Electricity facility operating and maintenance expenses increased in the third quarter of 2021 compared to the third quarter of 2020 by $1,785 (102.1%). The increase is primarily a result of the timing of scheduled engine preventative maintenance intervals at our Bowerman facility, which was approximately $1,608 higher in the third quarter of 2021 over the third quarter of 2020.
Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the third quarter of 2021 were $428, down from $450 in the third quarter of 2020, and as a percentage of Renewable Electricity Generation segment revenues increased to 11.0% from 10.6%. This increase relates primarily to our Pico results being included in the RNG segment during the third quarter of 2021.
Royalty Payments
Royalties, transportation, gathering, and production fuel expenses in the third quarter of 2021 were $6,636, an increase of $1,447 (27.9%) compared to $5,189 in the third quarter of 2020. We make royalty payments to our fuel supply site hosts on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as
20-year
contracts, providing long-term visibility into the margin impact of future royalty payments.
Depreciation
Depreciation and amortization in the third quarter of 2021 was $5,666, an increase of $196 (3.6%) compared to $5,470 in the third quarter of 2020. Our development sites commissioned and placed into service during 2020 contributed $492 of increased depreciation and amortization in the third quarter of 2021 as compared to the third quarter of 2020.
Impairment loss
We did not record any impairment losses in the third quarter of 2021 or 2020.
Other Expenses (Income)
Other expenses in the third quarter of 2021 were $1,314, an increase of $662 (101.5%) compared to $652 in the third quarter of 2020. Of the increase in other expenses, $865 of the increase relates to asset disposal costs at our Galveston and Pico facilities.
Income Tax Expense (Benefit)
Income tax expense for the three months ended September 30, 2021 was calculated using the actual year to date effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the current year permanent disallowance of officers’ compensation under Section 162(m) of the Code, partially offset by the favorable impact of the production tax credit.
The effective tax rate of (64.3%) for the three months ended September 30, 2021 was lower than the rate for the three months ended September 30, 2020 of 149.8% primarily due to the current year disallowance of officers’ compensation under Section 162(m) of the Code. The Company utilized a year to date effective tax rate for tax expense calculated for the three months ended September 30, 2021, which when applied to year to date pre-tax
book loss and layering in nominal discrete events, resulted in a (64.3%) effective tax rate for the three months ended September 30, 2021. The 149.8% effective tax rate for the three months ended September 30, 2020 was a result of the third quarter pre-tax
book income applied to the estimated annual effective tax rate, with no significant discrete events in that quarter.

Operating Profit (Loss) for the Three Months Ended September 30, 2021 and 2020
Operating profit in the third quarter of 2021 was $6,729 an increase of $1,895 (39.2%) compared to an operating profit of $4,834 in the third quarter of 2020. RNG operating profit for the third quarter of 2021 was $15,955, an increase of $6,465 (68.1%) compared to $9,490 in the third quarter of 2020. Increased revenues within RNG drove the increase in RNG operating profit. Renewable Electricity Generation operating loss for the third quarter of 2021 was $1,424, a decrease of $947 (198.5%) compared to an operating loss of $477 for the third quarter of 2020.
Results of Operations
Comparison of Nine Months Ended September 30, 2021 and 2020
The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

(in thousands, unless otherwise indicated)	Nine Months Ended September 30
	2021	2020	Change	Change %
Revenues
Renewable Natural Gas Total Revenues	$90,707	$60,799	$29,908	49.2%
Renewable Electricity Generation Total Revenues	$11,290	$13,282	$(1,992)	(15.0%)

RNG Metrics
CY RNG production volumes (MMBtu)	4,274	4,451	(177)	(4.0%)
Less: Current period RNG volumes under fixed/floor-price contracts	(1,273)	(1,575)	302	(19.2%)
Plus: Prior period RNG volumes dispensed in current period	353	266	87	32.7%
Less: Current period RNG production volumes not dispensed	(379)	(320)	(59)	18.4%
Total RNG volumes available for RIN generation (1)	2,975	2,822	153	5.4%

RIN Metrics
Current RIN generation ( x 11.727) (2)	34,883	33,099	1,784	5.4%
Less: Counterparty share (RINs)	(3,810)	(3,664)	(146)	4.0%
Plus: Prior period RINs carried into current period	110	1,330	(1,220)	(91.7%)
Less: CY RINs carried into next CY	—	—
Total RINs available for sale (3)	31,183	30,765	418	1.4%
Less: RINs sold	(30,875)	(30,269)	(606)	2.0%
RIN Inventory	308	496	(188)	(37.9%)
RNG Inventory (volumes not dispensed for RINs) (4)	379	320	59	18.4%
Average Realized RIN price	$1.77	$1.22	$0.55	45.1%

Operating Expenses
Renewable Natural Gas Operating Expenses	$44,004	$35,027	$8,977	25.6%
Operating Expenses per MMBtu (actual)	$10.30	$7.87	$2.43	30.9%
Renewable Electricity Generation Operating Expenses	$10,130	$9,216	$914	9.9%
$/MWh (actual)	$74.00	$60.62	$13.38	22.1%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	137	152	(15)	(9.9%)
Average Realized Price $/MWh (actual)	$82.47	$87.37	$(4.90)	(5.6%)

(1)
RINs are generated in the month that the gas is dispensed to generate RINs, which occurs the month after the gas is produced. Volumes under fixed/floor-price arrangements generate RINs which we do not self-market.

(2)	One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)	Represents RINs available to be self-marketed by us during the reporting period.
(4)	Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income for the periods set forth below:

(in thousands, except per share data)	Nine Months Ended September 30
	2021	2020	Change	Change %
Total operating revenues	$102,872	$74,563	$28,309	38.0%
Operating expenses:
Operating and maintenance expenses	36,954	31,281	5,673	18.1%
General and administrative expenses	35,280	11,336	23,944	211.2%
Royalties, transportation, gathering and production fuel	18,840	13,376	5,464	40.8%
Depreciation, depletion and amortization	17,062	16,120	942	5.8%
Gain on insurance proceeds	(238)	(3,444)	3,206	(93.1%)
Impairment loss	626	278	348	125.2%
Transaction costs	357	—	357	0.0%

Total operating expenses	108,881	68,947	39,934	57.9%

Operating profit (loss)	$(6,009)	$5,616	$(11,625)	(207.0%)
Total other expenses	2,726	3,760	(1,034)	(27.5%)

Income tax expense (benefit)	1,286	(291)	1,577	(541.9%)

Net (loss) income	$(10,021)	$2,147	$(12,168)	(566.7%)

Revenues for the Nine Months Ended September 30, 2021 and 2020
Total revenues in the first nine months of 2021 were $102,872, an increase of $28,309 (38.0%) compared to $74,563 in the first nine months of 2020. The primary drivers for this increase related to a 43.4% increase in average realized RIN pricing during the first nine months of 2021 of $1.77 compared to $1.22 in the first nine months of 2020. Increased natural gas index prices (19.1%) has contributed to increases in our gas commodity revenues over the prior year. We also recognized higher revenues under our counterparty sharing agreements of $8,304 in the first nine months of 2021 compared to the first nine months of 2020, primarily related to increased D3 RIN index prices.
Renewable Natural Gas Revenues
We produced 4,274 MMBtu of RNG during the first nine months of 2021, a decrease of 177 MMBtu from over the 4,451 MMBtus (4.0%) produced in first nine months of 2020. Volumes for the first nine months of 2021 included 116 MMBtu of RNG produced from development sites commissioned during 2020. Of the 293 lower MMBtus of RNG produced at our other locations, our Rumpke site produced 171 less MMBtus compared to the first nine months of 2020 due to landfill filling patterns resulting in limited production and 195 MMBtus of this reduction was from the collection system being hampered by increased volumes of water impacting collection and process equipment failures at our McCarty facility. Offsetting the decrease are increased production volumes (86 MMBtu) at our Atascocita facility.
Revenues from the Renewable Natural Gas segment in the first nine months of 2021 were $90,707, an increase of $29,908 (49.2%) compared to $60,799 in the first nine months of 2020. The primary driver for the increase relates to aforementioned realized RIN pricing during the first nine months of 2021. Average commodity pricing for natural gas for the first nine months of 2021 was $3.18 per MMBtu, 19.1% higher than the first nine months of 2020. During the first nine months of 2021, we sold 30,875 RINs, representing a 605 increase (2.0%) compared to 30,269 in the first nine months of 2020. The increase was primarily related to inter-period timing on transfers of RINs. Average pricing realized on RIN sales during the first nine months of 2021 was $1.77 as compared to $1.22 in the first nine months of 2020, an increase of 45.1%. This compares to the average D3 RIN index price for the first nine months of 2021 of $2.91 being approximately 109.0% higher than the average D3 RIN index price in the first nine months of 2020. All of our RIN sales in the first nine months of 2021 and 2020 were priced generally on the D3 index with none based on the CWC. At September 30, 2021, we had approximately 379 MMBtus available for RIN generation. We had approximately 308 RINs generated and unsold at September 30, 2021. We had approximately 320 MMBtus available for RIN generation at September 30, 2020 and approximately 496 RINs generated and unsold at September 30, 2020.

Renewable Electricity Generation Revenues
We produced approximately 137 MWh in Renewable Electricity in the first nine months of 2021 compared to 152 MWh in first nine months of 2020. The decrease of 15 MWh (9.9%) is a result of scheduled engine preventative maintenance at our Bowerman facility impacting one engine at a time and the ongoing projects to restore the engines at our Security facility. We currently anticipate the Security facility to resume production activities in the fourth quarter of 2021.
Revenues from Renewable Electricity facilities in the first nine months of 2021 were $11,290, a decrease of $1,992 (15.0%) compared to $13,282 in the first nine months of 2020. Prior to reporting Pico in RNG, Pico accounted for $707 of the decrease. Our Bowerman facility was impacted in the fourth quarter of 2020 by the California wildfires forcing it to temporarily shut down the facility. This shut down delayed the timing of monetization of the Environmental Attributes associated with the Bowerman facility and resulted in approximately $600 in reduced revenues in the first nine months of 2021 as compared to the first nine months of 2020.
In the first nine months of 2021, 100% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with the underlying PPAs, as compared to 94.7% in the first nine months of 2020. This provides the Company with certainty of price resulting from our Renewable Electricity sites.
Corporate Analysis
While we did not have any gas hedge programs in the first nine months of 2021, our gas hedge program during the first nine months of 2020 was priced at rates in excess of the actual index price, resulting in realized losses of $388. During the third quarter of 2021, we recorded revenue of $875 related to the RINs purchased in the second quarter of 2021. This is included within operating revenues in the Consolidated Statement of Operations for the period ended September 30, 2021. We did not have market purchased RINs during the first nine months of 2020.
Expenses for the Nine Months Ended September 30, 2021 and 2020
General and Administrative Expenses
Total general and administrative expenses of $35,280 for the first nine months of 2021, an increase of $23,944 (211.2%) compared to $11,336 for the first nine months of 2020. Of the total in the first nine months of 2021, $18,754 related to stock-based compensation costs associated with the IPO and Reorganization Transactions. Excluding the impacts of IPO related stock-based compensation, general and administrative expenses increased approximately $4,727. Employee related costs, including stock-based compensation, increased approximately $20,045 (328.4%) in the first nine months of 2021 as compared to the first nine months of 2020. This increase is related to our accounting for the cancellation of MNK options and recording approximately $2,050 in previously unvested stock-based compensation expense. We recorded approximately $17,426 in stock-based compensation expense associated with the grants of restricted stock, non-qualified
stock options, and restricted stock units associated with employee grants approved by the Company’s board of directors in January 2021. Additionally, professional fees increased approximately $1,827 (114.0%) during the first nine months of 2021 primarily resulting from our successful completion of the IPO and Reorganization Transactions. Additionally, our corporate insurance premiums increased approximately $2,138 (113.5%) during the first nine months of 2021 over the first nine months of 2020 period primarily related to premium increases associated with the completion of the IPO. Finally, corporate filing fees increased approximately $312 during the first nine months of 2021 over the first nine months of 2020 related to our IPO and Reorganization Transactions.
Renewable Natural Gas Expenses
Operating and maintenance expenses for our RNG facilities in the first nine months of 2021 were $26,468, an increase of $3,453 (15.0%) as compared to $23,015 in the first nine months of 2020. Approximately $3,351 of the increase related to development sites commissioned during 2020. Exclusive of the effects of these development sites, operating and maintenance expenses for the first nine months of 2021 were $23,117, an increase of $218 (0.9%) compared to $22,899 in the first nine months of 2020. Our Galveston facility had increased repair expenses of approximately $800 due to elevated levels of hydrogen sulfide contaminants in the methane feedstock. Our Houston, TX based facilities were favorably impacted by lower utility rates during the first nine months of 2021. Certain of our utility contracts have provisions that when we are not using utilities, the providers are able to contribute that capacity back into the market and we receive credit against our future bills. The first quarter of 2021 weather event which temporarily impacted our Houston, TX facilities utility consumption resulted in our RNG utilities being approximately $1,004 lower for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the first nine months of 2021 were $17,536, an increase of $5,524 (46.0%) compared to $12,012 in the first nine months of 2020. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 19.3% for the first nine months of 2021 from 19.8% in the first nine months of 2020. The majority of the increase in royalties, transportation, gathering and production fuel expenses related to the increase in Environmental Attribute and counterparty sharing agreement revenues in the first nine months of 2021 compared to the first nine months of 2020.
Renewable Electricity Expenses
Operating and maintenance expenses for our Renewable Electricity facilities in the first nine months of 2021 were $8,826, an increase of $972 (12.4%) compared to $7,854 in the first nine months of 2020. We reported the results of Pico within the Renewable Electricity Generation segment until October 2020 and for that period, Pico contributed $1,389. Exclusive of Pico, Renewable Electricity facility operating and maintenance expenses increased in the first nine months of 2021 compared to the first nine months of 2020 by $2,361 (36.5%). The increase is primarily related to scheduled engine preventative maintenance intervals at our Bowerman facility, which was approximately $2,373 higher in the first nine months of 2021 over the first quarter of 2020. This increase in scheduled maintenance is expected to continue into the fourth quarter of 2021 at our Bowerman facility.
Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first nine months of 2021 were $1,304 a decrease of $59 (4.3%) compared to $1,363 in the first nine months of 2020, and as a percentage of Renewable Electricity Generation segment revenues increased to 11.5% from 10.3%. This decrease relates to the temporary shutdown of our Bowerman facility due to the California wildfires resulting in a loss of revenue associated with the Environmental Attributes.
Royalty Payments
Royalties, transportation, gathering, and production fuel expenses in the first nine months of 2021 were $18,840, an increase of $5,464 (40.8%) compared to $13,376 in the first nine months of 2020. We make royalty payments to our fuel supply site hosts on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as
20-year
contracts, providing long-term visibility into the impacts of future royalty payments.
Depreciation
Depreciation and amortization in the first nine months of 2021 was $17,062, an increase of $942 (5.8%) compared to $16,120 in the first nine months of 2020. Our development sites commissioned and placed into service during 2020 contributed $1,643 of increased depreciation and amortization in the first nine months of 2021 as compared to the first nine months of 2020.
Impairment loss
We calculated and recorded an impairment loss of $626 in the first nine months of 2021, an increase of $348 (125.2%) compared to $278 in the first nine months of 2020. The impairment in first nine months of 2021 related to a landfill host requesting us to decommission a previously converted electric to RNG site. We had been contractually obligated to maintain the site. The impairment in first nine months of 2020 was attributable to the termination of a development agreement related to our Pico acquisition.
Other Expenses (Income)
Other expenses in the first nine months of 2021 were $2,726, a decrease of $1,034 (27.5%) compared to other expenses of $3,760 in the first nine months of 2020. Reduced interest expense of $1,446 in the first nine months of 2021 compared to the first nine months of 2020 associated with our Credit Agreement, was the primary reason for this reduction.
Income Tax Expense (Benefit)
Income tax expense for the nine months ended September 30, 2021 was calculated using the actual year to date effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the current year permanent disallowance of officers’ compensation under Section 162(m) of the Code, partially offset by the favorable impact of the production tax credit.
The effective tax rate of (14.7%) for the nine months ended September 30, 2021 was higher than the rate for the nine months ended September 30, 2020 of (15.7%). The September 30, 2021 rate of (14.7%) is calculated based on tax expense that is driven by the 162(m) unfavorable permanent adjustment (which was not applicable in the quarter ended September 30, 2020) compared to a pre-tax book loss position. Alternatively, the September 30, 2020 rate of (15.7%) is calculated based on income tax benefit generated in connection with the January 1, 2020 dissolution of the Montauk Energy Capital (“MEC”) partnership, which allows all entities under MEC to file as part of the Company’s consolidated federal tax group compared to a pre-tax
book income position.

Operating Loss for the Nine Months Ended September 30, 2021 and 2020
Operating loss in the first nine months of 2021 was $6,010, a decrease of $11,625 (207.0%) compared to an operating profit of $5,615 in the first nine months of 2020. The primary driver of the increase in operating loss relates to the IPO and Reorganization Transactions stock-based compensation expense of $18,754 recognized in the first nine months of 2021. RNG operating profit for the first nine months of 2021 was $34,154, an increase of $15,339 (81.5%) compared to $18,815 in the first nine months of 2020. Renewable Electricity Generation operating loss for the first nine months of 2021 was $3,626, a decrease of $1,809 (99.6%) compared to an operating loss of $1,817 for the first nine months of 2020.
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
The following table provides our EBITDA and Adjusted EBITDA, as well as a reconciliation to net income, which is the most directly comparable GAAP measure, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30
	2021	2020
Net income (loss)	$8,896	$(2,084)
Depreciation and amortization	5,666	5,470
Interest expense	697	436
Income tax expense (benefit)	(3,481)	6,266

EBITDA	11,778	10,088
Net loss of sale of assets	822	—
Transaction costs	232	—

Adjusted EBITDA	$12,832	$10,088

The following table provides our EBITDA and Adjusted EBITDA, as well as a reconciliation to net income, which is the most directly comparable GAAP measure, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30
	2021	2020
Net (loss) income	$(10,021)	$2,147
Depreciation and amortization	17,062	16,120
Interest expense	2,064	3,510
Income tax expense (benefit)	1,286	(291)

EBITDA	10,391	21,486
Impairment loss (1)	626	278
Net loss of sale of assets	822	—
Transaction costs	357	—
Non-cash hedging charges	—	388

Adjusted EBITDA	$12,196	$22,152

(1)
During the nine months ended September 30, 2021, we recorded an impairment of $626 related to a landfill hosts request for us to decommission a facility previously converted to an RNG facility. We were previously contractually obligated to maintain this facility. During the nine months ended September 30, 2020, we recorded an impairment of $278 termination of a development agreement related to our Pico project.

Liquidity and Capital Resources
Sources of Liquidity
At September 30, 2021 and December 31, 2020, our cash and cash equivalents, net of restricted cash, was $20,892 and $20,992 respectively. We intend to fund near-term development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.
On January 26, 2021, upon the closing of our IPO, we received net proceeds of $14,472 after deducting underwriting discounts and commissions of $1,608 and other estimated costs of $6,891.
At September 30, 2021, we had debt before debt issuance costs of $59,197, compared to debt before debt issuance costs of $66,697 at December 31, 2020.
Our debt before issuance costs (in thousands) are as follows:

	September 30, 2021	December 31, 2020
Term loan	$22,500	$30,000
Revolving credit facility	36,697	36,697

Debt before debt issuance costs	$59,197	$66,697

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
As of September 30, 2021, $22,500 was outstanding under the term loan and $36,697 was outstanding under the revolving credit facility. The term loan amortizes in quarterly installments of $2,500 and has a final maturity of December 12, 2023 with an interest rate of 2.855% and 2.961% at September 30, 2021 and December 31, 2020, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the Eurodollar Margin or Base Rate Margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).
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

As of September 30, 2021, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.
The Amended Credit Agreement replaced our prior credit agreements with Comerica Bank and a portion of the proceeds of the term loan made under the Amended Credit Agreement were used by us to, among other things, fully satisfy an aggregate of $52,500 outstanding under such credit agreements. For additional information regarding the Amended Credit Agreement see Note 12— Debt to our unaudited condensed consolidated financial statements.
Growth & Capital Expenditures
We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our 2021 capital expenditures to range between $8,000 and $9,000. Our Amended Credit Agreement provides us with an $80,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. Our 2021 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, other specific facility improvements, and information technology improvements. Additionally, we expect to spend $5,000 on optimization projects at our recently commissioned development facilities. Finally, we currently anticipate up to $14,000 in development capital expenditures in 2021 relating to the existing Montauk Ag Renewables acquisition and Pico expansion projects.
Cash Flow
The following table presents information regarding our cash flows and cash equivalents for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30
	2021	2020
Net cash flows provided by operating activities	$21,298	$22,636
Net cash flows used in investing activities	(11,414)	(13,742)
Net cash flows (used in) provided by financing activities	(9,860)	1,000
Net increase in cash and cash equivalents	24	9,894
Restricted cash, end of period	691	718
Cash and cash equivalents and restricted, end of period	21,583	20,256
During the first nine months of 2021, we generated $21,298 of cash from operating activities, a 5.9% decrease from the first nine months of 2020 of $22,636. Working capital and other assets and liabilities used $6,784 in the first nine months of 2021 compared to $2,985 in the first nine months of 2020. During the three months ended September 30, 2021, we sold approximately 500 RINs, which were purchased during the second quarter of 2021 at a D3 spot price of $3.17. Significant adjustments to net income included our accounting for stock-based compensation, a $19,250 increase, and a $2,392 reduction related to our interest rate swap agreements.
Our net cash flows used in investing activities has historically focused on project development and facility maintenance. For the first nine months of 2021, our capital expenditures were $7,702, of which approximately $2,362 of which were related to optimization projects at our recently commissioned facilities and $1,000 related to the Pico Feedstock Amendment. Including acquisition costs of $341, we acquired assets for the Montauk Ag Renewables Acquisition in North Carolina of $4,142. For the first nine months of 2020, our capital expenditures were $14,911, of which $806, $3,862 and $1,516 related to the construction of our Galveston, Coastal Plains, and Pico RNG facilities, respectively. During the first nine months of 2020, we also incurred $3,003 in capital expenditures rebuilding the failed engine at our McCarty RNG facility.
Our net cash flows used in financing activities of $9,860 for the first nine months of 2021 decreased by $10,860 compared to cash provided by financing activities in the first nine months of 2020. In the first nine months of 2021, the closing of our IPO provided $15,593 in proceeds after payment of commissions and expenses. In the first nine months of 2021, the Company reacquired 950,214 shares with a value of approximately $10,813 connection with withholding shares from restricted stock awards pursuant to elections made by employees under Section 83(b) of the Code related to the IPO,. Additionally, in the first nine months of 2021 and in connection with the Distribution, we loaned $7,140 to MNK for its dividends tax liability arising under the South African Income Tax Act, 1962, as amended. As security for this loan, MNK has pledged certain of its shares in the Company to Montauk Renewables and agreed to use the proceeds from the sale of such shares to repay this loan. During the first nine months of 2020, we borrowed $8,500 under our revolving credit agreement to be used primarily for development capital expenditures.

Internal Control Over Financial Reporting
In the preparation of our unaudited condensed consolidated financial statements for the IPO, as well as the preparation of our year-end
financial statements, we and our independent public accounting firm identified a material weakness in our internal control over financial reporting that impacted the twelve months ended December 31, 2020 and for the nine months ended September 30, 2020 and 2019. During the third quarter of 2021, we continued to implement remediation initiatives in response to the previously identified material weakness in connection with our material weakness remediation plan. See Item 4. Controls and Procedures below.
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
RINs
We generate D3 RINs through our production and sale of RNG used for transportation purposes as prescribed under the RFS program. Our operating costs are associated with the production of RNG. The RINs are generated as an output of our renewable operating projects. The RINs that we generate are able to be separated and sold independently from the energy produced. Therefore, no cost is allocated to the RIN when it is generated. Revenue is recognized on these Environmental Attributes when there is an agreement in place to sell the credits at an agreed upon price with a customer and transfer of control has occurred. We enter into forward commitments to transfer RINs. These forward commitments are based on D3 RIN index prices at the time of the commitment. Realized prices for RINs sold in a year may not correspond directly to index prices due to the forward selling of commitments.
RECs
We generate RECs through our production and conversion of landfill methane into Renewable Electricity in various states, including California, Oklahoma, and Texas. These states have various laws requiring utilities to purchase a portion of their energy from renewable resources. Our operating costs are associated with the production of Renewable Electricity. The RECs are generated as an output of our renewable operating projects. The RECs that we generate are able to be separated and sold independently from the electricity produced. Therefore, no cost is allocated to the REC when it is generated. Revenue is recognized on these Environmental Attributes when there is an agreement in place to sell the credits at an agreed upon price with a customer and transfer of control has occurred.

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
We recorded impairments of $626 and $278 during the first nine months of 2021 and 2020, respectively. See Note 3, “Asset Impairment” to our unaudited condensed consolidated financial statements for more information.

Off-Balance
Sheet Arrangements
Off-balance
sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under GAAP. Our off-balance
sheet arrangements are limited to the outstanding letters of credit. Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance
sheet arrangements to have a material adverse effect on liquidity and capital resources.
For the first nine months of 2021, we had approximately $3,905 of off-balance
sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There was no usage against these outstanding letters of credit. During the 2020 fiscal year, we did not have off-balance
sheet arrangements other than outstanding letters of credit of approximately $7,145.
Contractual Obligations
There were no material changes to our significant contractual obligations during the third quarter of 2021 as compared to those previously reported within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.
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
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were not effective, pursuant to Rule
13a-15
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
Changes in Internal Control Over Financial Reporting
There have been changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter September 30, 2021, we continued to implement remediation initiatives in response to the previously identified material weakness in connection with our material weakness remediation plan. As we complete testing over the remediation initiatives we have implemented, we will be able to assess the effectiveness of our remediation plan as noted below.
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
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A discussion of our risk factors can be found in Part I, “Item 1A Risk Factors” in our 2020 Annual Report. The impact of the
COVID-19
pandemic may exacerbate the risks discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report, any of which could have a material effect on us.

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

From the closing of the IPO through September 30, 2021, approximately $5.3 million of the net proceeds from the IPO have been used by Montauk Renewables in connection with due diligence and the consummation of the Montauk Ag Renewables Acquisition in May 2021. An immaterial amount has been used relating to other possible acquisitions and projects. The remaining net proceeds of approximately $9.7 is held as cash.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1+†	Base Contract for Sale and Purchase of Natural Gas, dated as of April 1, 2021, by and between Iogen RC Fuels LP and GSF Energy, LLC
10.2+†	Transaction Confirmation, dated as of April 1, 2021, by and between Iogen RC Fuels LP and GSF Energy, LLC
10.3†	First Amendment to Transaction Confirmation, dated as of May 9, 2021, between Blue Source, LLC and GSF Energy, LLC

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

November 15, 2021	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Financial and Accounting Officer)