Form 10-K
period 2021-12-31
Montauk Renewables, Inc.
filed 2022-03-16
CIK 1826600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021;
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
of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☒
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
of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the Nasdaq Capital Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $
317,682,659
.
The number of outstanding shares of the registrant’s common stock on March 5, 2022 w as 143,603,681

shares.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form
10-K,
to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held in 2022 (the “Proxy Statement”), which definitive proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

-ii-

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form
10-K
contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to future results of operations, financial condition, expectations and plans of the Company, including expected benefits of the Pico amendment and the Montauk Ag project in North Carolina, the anticipated completion of the engine repairs and resumption of operations at the Security facility, the resolution of gas collection issues at the McCarty facility, our estimated and projected costs, expenditures, and growth rates, our plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

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

•
disruptions in our supply chain due to transportation delays, travel restrictions, raw material cost increases and shortages, closures of businesses or facilities, and the associated costs and inflation related thereto;

•	the length of development and optimization cycles for new projects, including the design and construction processes for our renewable energy projects;

•	dependence on third parties for the manufacture of products and services;

•	the quantity, quality and consistency of our feedstock volumes from both landfill and livestock farm operations;

•	identifying suitable locations for new projects;

•	reliance on interconnections to distribution and transmission products for our Renewable Natural Gas and Renewable Electricity Generation segments;

•	our projects not producing expected levels of output;

•
the anticipated benefits of the Pico feedstock amendment and the Montauk Ag project in North Carolina and the anticipated completion of engine repairs and resumption of operations at the Security facility;

•	resolution of gas collection issues at the McCarty facility;

•	concentration of revenues from a small number of customers and projects;

•	dependence on our landfill operators;

•	our outstanding indebtedness and restrictions under our credit facility;

•	our ability to extend our fuel supply agreements prior to expiration;

•	our ability to meet milestone requirements under our PPAs;

-iii-

•	existing regulations and changes to regulations and policies that effect our operations;

•	decline in public acceptance and support of renewable energy development and projects;

•	our expectations regarding Environmental Attributes;

•	our expectations regarding Environmental Attribute and commodity prices;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startup Act (“JOBS Act”);

•	our expectations regarding future capital expenditures, including for the maintenance of facilities;

•	our expectations regarding the use of net operating losses before expiration;

•	our expectations regarding more attractive CI scores by regulatory agencies for our livestock farm projects;

•	market volatility and fluctuations in commodity prices and the market prices of Environmental Attributes and the impact of any related hedging activity;

•	regulatory changes in federal, state and international environmental attribute programs;

•	profitability of our planned livestock farm projects;

•	sustained demand for renewable energy;

•	security threats, including cyber-security attacks;

•	the need to obtain and maintain regulatory permits, approvals and consents;

•	potential liabilities from contamination and environmental conditions;

•	potential exposure to costs and liabilities due to extensive environmental, health and safety laws;

•	impacts of climate change, changing weather patterns and conditions, and natural disasters;

•	failure of our information technology and data security systems;

•	increased competition in our markets;

•	continuing to keep up with technology innovations;

•	concentrated stock ownership by a few stockholders and related control over the outcome of all matters subject to a stockholder vote; and

•	the other risks and uncertainties detailed in the section titled “Risk Factors.”
We make many of our forward-looking statements based on our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.
See the “Risk Factors” section and elsewhere in this report for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in our other Securities and Exchange Commission (“
SEC
”) filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.
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
COVID-19
pandemic:

•	Public health threats or outbreaks of communicable diseases could have a material effect on our operations and financial results.

•	Our renewable energy projects may not generate expected levels of output.

•
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

•	Our projects are not able to insure against all potential risks and may become subject to higher insurance premiums.

•	We may face intense competition and may not be able to successfully compete.

•	Technological innovation may render us uncompetitive or our processes obsolete.

•
We may not be able to obtain long-term contracts for the sale of power produced by our projects on favorable terms and we may not meet certain milestones and other performance criteria under existing PPAs.

•
Our commercial success depends on our ability to identify, acquire, develop and operate individual renewable energy projects, as well as our ability to maintain and expand production at our current projects.

•
If there is insufficient demand for renewable energy, or if renewable energy projects do not develop or take longer to develop than we anticipate, we may be unable to achieve our investment objectives.

•	Acquisition, financing, construction and development of new projects and project expansions and conversions may not commence on anticipated timelines or at all.

•	Our fuel supply agreements with site hosts have defined contractual periods, and we cannot assure you that we will be able to successfully extend these agreements.

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

•
Our dairy farm project has, and any future digester project will have, different economic models and risk profiles than our landfill facilities, and we may not be able to achieve the operating results we expect from these projects.

-v-

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

•	Our revenues may be subject to the risk of fluctuations in commodity prices and pricing volatility of Environmental Attributes.

•	We are exposed to the risk of failing to meet our contractual commitments to sell RINs from our production.

•	We may be unable obtain, modify, or maintain the regulatory permits, approvals and consents required to construct and operate our projects.

•
Negative attitudes toward renewable energy projects from the U.S. government, other lawmakers and regulators, and activists could adversely affect our business, financial condition and results of operations.

•
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

•	Our business is subject to the risk of climate change and extreme or changing weather patterns.

•	Our business could be negatively affected by security threats, including cybersecurity threats and other information technology-related disruptions.

•
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

•	We have significant customer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

•	Our fuel supply agreements with site hosts have defined contractual periods, and we cannot assure you that we will be able to successfully extend these agreements.

•	Our senior credit facility contains financial and operating restrictions that may limit our business activities and our access to credit.

•	We may be required to write-off or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which would harm our earnings.

•	Our ability to use our U.S. net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

•	We also face risks related to our common stock, being a controlled company, being an emerging growth company, and risks generally applicable to publicly-traded companies.

-vi-

PART I

ITEM 1.	BUSINESS.
Unless the context requires otherwise, references to “Montauk,” the “Company,” “we,” “us” or “our” refer to Montauk Renewables, Inc. and its consolidated subsidiaries.
Business Overview
We are a renewable energy company specializing in the recovery and processing of biogas from landfills and other non-fossil
fuel sources for beneficial use as a replacement to fossil fuels. We develop, own, and operate RNG projects, using proven technologies that supply renewable fuel into the transportation and electrical power sectors. We are one of the largest U.S. producers of RNG, having participated in the industry for over 30 years. We established our operating portfolio of 12 RNG and three Renewable Electricity projects through self-development, partnerships, and acquisitions that span six states and have grown our revenues from $33.8 million in 2014 to $148.1 million in 2021.
Biogas is produced by microbes as they break down organic matter in the absence of oxygen (during a process called anaerobic digestion). Our two current sources of commercial scale biogas are LFG or ADG. We typically secure our biogas feedstock through long-term fuel supply agreements and property lease agreements with biogas site hosts. Once we secure long-term fuel supply rights, we design, build, own, and operate facilities that convert the biogas into RNG or use the processed biogas to produce Renewable Electricity. We sell the RNG and Renewable Electricity through a variety of term length agreements. Because we are capturing waste methane and making use of a renewable source of energy, our RNG and Renewable Electricity generate valuable Environmental Attributes which we can monetize under federal and state renewable initiatives.
Demand for RNG produced from biogas remains strong due to increasing public policy initiatives focused on reducing greenhouse gas emissions, including methane, as well as continued public and private sector interest in the development of additional renewable energy sources to offset traditional fossil fuels. The Biden Administration has noted the importance of regulating the emission of methane as a key part of mitigating climate change, including through, among other actions, the U.S. Environmental Protection Agency’s November 15, 2021 proposed regulation of methane emissions associated with oil and gas operations. We believe the renewed regulatory focus on controlling methane emissions as part of a wider greenhouse gas reduction strategy, relatively untapped domestic agricultural waste feedstock and continued strong public and private support for renewable energy development supports the continued expansion of RNG production from landfill and agriculturally derived sources of biogas in the U.S.
Montauk continuously evaluates sources of waste methane in the United States that could serve as potential future commercial-scale project opportunities. We also continue our growth through optimization of our existing assets and project portfolio, securing greenfield developments and acquiring existing projects. We also include in our growth other vertical integration opportunities adjacent to our core operations. Additionally, we are actively exploring third-party service offerings to further monetize Montauk’s deep experience in operating LFG and ADG projects. Our successful evaluation and execution of project opportunities is based on our ability to leverage our significant industry experience, relationships with customers and vendors, access to interconnections for rights-of-way,
and capabilities to construct pipeline and electrical interconnections that ensure the economic viability of opportunities we pursue. We exercise financial discipline in pursuing these projects by targeting project returns that are in line with the relative risk of the specific projects and associated feedstock costs, offtake contracts and any other related attributes that can be monetized.
Our current operating projects produce either RNG or Renewable Electricity by processing biogas from landfill sites or agricultural waste from livestock farms. We view agricultural waste from livestock farms as a significant opportunity for us to expand our RNG business, while we continue to evaluate other agricultural feedstock opportunities. We believe that our business model and technology are highly scalable given availability of biogas from agriculturally derived sources, which will allow us to continue to grow through prudent development and complimentary acquisitions.

Our projects provide our landfill and agriculture partners with a variety of benefits, including a means to monetize biogas from their sites, support their regulatory compliance, and provide them with value-added environmental services. We differentiate ourselves from our competitors based on our long history of working with leading vendors and technologies and through our extensive expertise in designing, tuning and managing gas control collection systems at our host sites. We have significant experience with commercialized beneficial uses of processed biogas, including pipeline-quality RNG, power generation, carbon capture and boiler fuel gas products.
Our revenues are generated from the sale of RNG and Renewable Electricity under termed agreements, along with the Environmental Attributes that are derived from these products. RNG has the same chemical composition as natural gas from fossil sources, but has unique Environmental Attributes assigned to it through government incentive programs due to its origin from low-carbon,
renewable sources, which we can also monetize. Virtually all of the RNG we produce is used as a transportation fuel because this market generally provides the most value for our RNG production. The RNG we process is pipeline-quality and can be used for transportation fuel when converted to CNG or LNG. CNG has been the most common fuel used by fleets where medium-duty trucks are close to the fueling station, such as city fleets, local delivery trucks and waste haulers.
When used as a transportation fuel or to produce electricity, RNG can generate additional revenue streams through the generation and sale of Environmental Attributes under various programs, including the national renewable fuels standard and state-level California LCFS. The Environmental Attributes that we generate and sell are composed of RINs and LCFS credits, which are generated from the conversion of biogas to RNG that is used as a transportation fuel, as well as RECs generated from the conversion of biogas to Renewable Electricity. In addition to revenues generated from our product sales, we also generate revenues by providing various value-added services to certain of our biogas site partners. In 2021 and 2020, our projects generated approximately 11.0% and 13.5%, respectively, of all D3 RINs in the United States. During 2021, we entered into an agreement to sell a portion of our production as a renewable component of refinery fuel exports into the European Union’s Renewable Energy Directive from certain RNG production facilities that have achieved International Sustainability & Carbon Certification registration. This diversification strategy accounted for approximately 0.7% of the reduction in generation of D3 RINs.
Whenever possible, we seek to mitigate our exposure to commodity and Environmental Attribute pricing volatility. Through contractual arrangements with our site hosts and counterparties, we typically share pricing and production risks while retaining our ability to benefit from potential upside. A portion of the RNG volume we produce is sold under bundled fixed-price arrangements for the RNG and Environmental Attributes, some of which include a sharing arrangement where we benefit from prices above certain thresholds. For our remaining RNG projects, we may enter into in-kind
sharing arrangements where our partners receive the Environmental Attributes instead of a cash payment, thereby sharing in Environmental Attribute pricing risk.
On the electricity side of our business, all of our products and related Environmental Attributes are sold under fixed-price contracts with escalators, limiting our pricing risk. Finally, our contracts with site hosts often require payments to our site hosts in the form of royalties based on realized revenues, direct development contributions, or, in some select cases, based on production volumes.
P
r
oducts
Sold
The revenues Montauk receives from selling renewable energy consist of two main components. The first component is revenues from the commodity value of the natural gas or electricity generated. The second component is from the Environmental Attributes derived from the production of RNG and Renewable Electricity. For RNG, Environmental Attribute revenues are substantially generated from RINs when used as a transportation fuel. In addition, RNG can generate an additional revenue stream when used as a transportation fuel in states that have adopted low-carbon fuel incentive programs. The primary Environmental Attributes derived from the production of electricity from renewable resources are RECs, which translate into additional revenues for units of Renewable Electricity produced.

RNG.
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
RNG is priced in-line with the wholesale natural gas market, based on Henry Hub pricing, with regional variation according to demand. We sell the RNG produced from our projects under a variety of short-term and medium-term agreements to counterparties, with tenures varying from three years to five years. Our contracts with counterparties are typically structured to be based on varying natural gas price indices for the RNG produced. We also share a portion of our Environmental Attributes with certain pathway providers as consideration for the counterparty using our RNG as a transportation fuel.
D3 RINs.
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
RINs are saleable regulatory credits that represent a quantity of qualifying fuel and are used by refiners and importers to evidence compliance with their RFS obligations. Given that the RFS is a national program, the price of a RIN is the same anywhere in the United States. The RFS program originally contemplated 1.75 billion gallons of fuel from cellulosic biofuels by 2014, the use of which would be tracked through D3 RINs. However, cellulosic biofuel production grew slower than expected and prompted the EPA to expand the definition of biofuels that could qualify for D3 RINs to include fuels from cellulosic biogas, including biogas from landfills, livestock farms, and WRRFs. This significantly increased the quantity of D3 RINs produced, with production increasing to approximately 33 million net RINs in 2014 and 505 million net RINs in 2021. In addition, given the historic shortage in supply of D3 RINs to meet blending requirements, the EPA allows obligated refiners to satisfy RFS compliance obligations for D3 RINs by either purchasing CWC plus D5 RINs or by purchasing D3 RINs. CWC prices are set annually and are typically published by the EPA each November, with an estimated CWC price for 2022 of approximately $2.23 based on calculation methodology. The value of a D3 RIN is therefore a derivative of the market price for D5 RINs and CWCs, which in turn, are inversely linked to the wholesale price of gasoline.
We have been active in the RFS program since 2014 and expect to remain a significant contributor to the overall generation of RINs from RNG. We monetize our portion of the RINs, directly, at auction or through third-party agents or marketers.
CA LCFS.
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
The value of an CA LCFS credit varies according to the CI value of the fuel source as determined by CARB. Fuels that have a lower CI score benefit from a higher percentage of a CA LCFS credit. RNG from LFG

3

and livestock digester biogas that are used as a transportation fuel both qualify for CA LCFS credits. The number of CA LCFS credits for RNG from livestock digesters is significantly higher than the number of CA LCFS credits for RNG from landfills, due to the relative CI scores of the two fuels. Fuel that is eligible for RINs can also receive CA LCFS credits. As a result, CA LCFS credits represent a revenue stream incremental to the value RNG producers receive for RINs. For livestock digester RNG projects, CA LCFS credits are a substantial revenue driver. We have seven projects which are currently approved and eligible to earn CA LCFS credits, and we expect the revenue generated by CA LCFS credits to increase as we continue to develop and bring additional livestock digester projects online over the next few years.
Several states in the United States also have or are considering adopting this model. Oregon’s Clean Fuels Program, enacted in 2009 and implemented in 2016, which operates using a credit system similar to the CA LCFS program. Similar to RINs, LCFS credits can be sold separately from the RNG fuel sold, allowing us to monetize LCFS credits for fuel produced and purchased outside of states that have LCFS programs.
Renewable Electricity.
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
RECs
. Biogas is considered to be a renewable resource in all 37 states that encourage or mandate the use of renewable energy. Thirty states, the District of Columbia, and Puerto Rico have RPS that require utilities to supply a percentage of power from renewable resources, and seven states have a Renewable Portfolio Goal that is similar to RPS, but it is an objective or goal and not a requirement. Many states allow utilities to comply with RPS through tradable RECs, which provide an additional revenue stream to RNG projects that produce electricity from biogas.
The value of a REC is dependent on each state’s renewable energy requirements as mandated by its RPS. REC values are higher in states which require a percentage of total electricity to come from renewable resources. In states with no renewable energy requirements, RECs can have no value at all. In some markets, we have entered into PPAs under which we sell RECs bundled with the power being sold at a combined price. This occurs where the utility off-take counterparty offers a combined rate for the renewable energy it needs to satisfy RPS or other business requirements that is the best combined price for one of our projects.
Reorganization Transactions
On January 4, 2021, the Company, Montauk Holdings Limited (“MNK”) and Montauk Holdings USA, LLC (a direct wholly-owned subsidiary of MNK at the time, “Montauk USA”) entered into a series of transactions, including an equity exchange (the “Equity Exchange”) and a distribution collectively referred to as the “Reorganization Transactions,” that resulted in the Company owning all of the assets and entities (other than Montauk USA) previously owned by Montauk USA, and Montauk Renewables became a direct wholly-owned subsidiary of MNK. Prior to the Reorganization Transactions, MNK’s business and operations were conducted entirely through Montauk USA and its U.S. subsidiaries, and MNK held no substantial assets other than equity of Montauk USA. The Company had no significant operations or assets prior to January 4, 2021 when it engaged in the equity exchange with Montauk USA and MNK.
After completion of the Reorganization Transactions, (i) Montauk USA ceased to own any substantial assets and (ii) all entities through which MNK’s business and operations were conducted became owned, directly or indirectly, by the Company. MNK adopted a plan contemporaneously with the completion of the Reorganization Transactions that authorized the future liquidation and dissolution of MNK.

4

On January 15, 2021, MNK sold the membership interest of Montauk USA to a third party. On January 26, 2021, MNK distributed all of the outstanding shares of the Company’s common stock as a pro rata dividend to the holders of MNK’s ordinary shares (the “Distribution”), subject to any tax withholding obligations under applicable South African law. Each ordinary share of MNK outstanding on January 21, 2021, the record date for the Distribution, entitled the holder thereof to receive one share of the Company’s common stock.
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
On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Initial Promissory Note”) with MNK. MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000 to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). On February 22, 2021, the Company and MNK entered into an Amended and Restated Promissory Note (the “Amended Promissory Note”) to increase the principal amount of the loan to a total of $7,140, in the aggregate, and on December 22, 2021 entered into the Second Amended and Restated Loan Agreement and Secured Promissory Note (the “Second Amended Promissory Note”) to increase the principal amount of the loan to a total of $8,940, in the aggregate, each in accordance with the Company’s obligations set forth in the Transaction Implementation Agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021.
MNK was delisted from the JSE on January 26, 2021. MNK is expected to be liquidated within 24 months of the Distribution.
Strategy Overview
We further refined our business strategy in fiscal 2021 to focus on the following three areas that present the greatest growth opportunities for the Company at this time. A detailed discussion of each strategy pillar is included in the narrative below.
Continued Expansion into Agricultural Feedstocks for RNG Production

•
In May 2021, Montauk acquired a privately-held entity in North Carolina through a newly formed wholly-owned subsidiary, Montauk Ag Renewables, LLC (“Montauk Ag”), and its associated technologies and assets (the “Asset Acquisition”). We subsequently secured U.S. patent protection on certain related technology.

•	We believe the technology acquired from the Montauk Ag Renewables acquisition opens new feedstock opportunities in the agricultural sector for the development of additional RNG projects nationwide.
Optimize Existing Assets and Project Portfolio and Opportunistically Develop New Project

•	We continued to optimize our existing assets and project portfolio to maximize our return on those investments.

•	Montauk continues to evaluate the conversion of electricity projects to RNG, which have higher economic value.

5

Valued-added Service Offerings

•	We enhanced our focus on monetizing value-added service offerings to third parties, leveraging Montauk’s expertise in operating renewable energy projects.
Continued Expansion into Agricultural Feedstocks for RNG Production
As part of our long-term strategy, we are focused on diversifying our project portfolio beyond LFG through expansion into additional methane producing assets, while opportunistically adding third-party developed technology capabilities to boost financial performance and our overall cost competitiveness. We are commercially operating our first agricultural waste project (dairy manure), actively pursuing new fuel supply opportunities in WRRFs, and looking at long-term organic waste and sludge opportunities for the generation of biogas.
We view dairy farms and other forms of organic agricultural waste as a significant opportunity for us to expand our RNG business, as processing biogas from dairy farms and from other forms of organic agricultural waste requires similar expertise and capabilities as processing biogas from landfills. Many of the existing biogas processing in these industries is for electricity production, which creates additional opportunities for acquisition and conversion to higher-value RNG facilities.
We undertook an agricultural project when we closed on the acquisition of Pico, the anaerobic digester and two Jenbacher engines at the Bettencourt dairy farm in Jerome, Idaho in September 2018
.
The project sources manure from a dairy farm with up to approximately 18,500 milking cows. While Pico was initially a Renewable Electricity site, we brought an RNG facility at that location online in 2020. The facility sells transportation fuel into the California transportation market
.
The collection of the fuel supply is much easier at dairy farms than at landfills due to higher quality, more uniform feedstock, less volatility in inlet gas and biogas collection in a more controlled environment. During the second quarter of 2021, we completed an amendment to our Pico feedstock agreement (“Pico Feedstock Amendment”). The amendment will increase the amount of feedstock supplied to the facility for processing over a one to three-year period.
During the third quarter of 2021, and as part of our overall capacity expansion at the Pico facility, we undertook significant efforts to improve the performance of the existing digestion process at our Pico facility. We temporarily idled RNG production at this facility in order to clean out settled solids in the digester, replace the cover of the digester, and make various other efficiency improvements. We have subsequently resumed operations during the first quarter of 2022. The improvement project has impacted the timeline for modeling Pico’s initial CI Score pathway model and subsequent auditing approval by CARB. We did not receive a temporary CI pathway in 2021 and were not able to generate LCFS credit revenue on 2021 production. We will be storing 2022 production while CARB completes its CI Score Pathway. We expect to receive the results of this approval during the second half of 2022. However, we do not currently expect to receive LCFS credit revenue on 2022 production until 2023.
During the second quarter of 2021, we, through a newly formed wholly-owned subsidiary, Montauk Ag Renewables, LLC (“Montauk Ag”), completed a series of transactions with Joseph P. Carroll, Jr. (“Carroll”), Martin A. Redeker (“Redeker”) and certain of their affiliates to purchase identified assets related to developing technology to recover residual natural resources from waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes in order to produce high quality renewable natural gas, bio-oil
and biochar (the “Montauk Ag Renewables Acquisition”). The assets acquired include real property, intellectual property, mobile equipment, and other equipment related to operating the business. The real property includes the purchase of an approximate 9.35-acre parcel in Duplin County, North Carolina. Additionally, Messrs. Carroll and Redeker joined Montauk as full-time employees, focused on refining and scaling the technology and capabilities to develop new agricultural waste stream projects.
Other industries that present opportunities of scale for biogas conversion include swine farms and WRRFs. Like dairy farms, biogas production from swine farms is a nascent biogas industry, with less than 1% of swine farms with biogas processing capabilities. Additionally, roughly 23% of WRRFs have biogas processing facilities, however, most process biogas for electricity production creating additional opportunities for acquisition and conversion to RNG facilities. As with LFG and dairy farms, biogas from both swine farms and WRRFs qualify for D3 RINs under the RFS program. We believe our demonstrated versatility to operate processing facilities using multiple fuel supply sources will give us a competitive advantage in these markets relative to other new entrants who have only demonstrated capabilities with one fuel supply source. Our Montauk Ag venture is currently evaluating a
5-year,
approximately
20-unit
development cluster project that will seek to optimize revenue streams from swine waste lagoon close-outs, and in particular, lagoon waste that cannot otherwise be processed through conventional digestion technology.
The drive toward voluntary and most likely regulatory-required organic waste diversion from landfills is of particular interest as we leverage our current experience base, and we believe this trend will provide long-term growth opportunities and that the market has not yet unlocked the full potential of RNG and Renewable Electricity. In August of 2021, Montauk Ag Renewables was granted a patent on technology to convert agricultural waste into multiple non-fossil
renewable fuel alternatives. We believe this technology will provide a competitive advantage that will enable us to utilize a broader range of organic waste materials from the agricultural and WRFF sectors for the production of biogas and associated new RNG and/or Renewable Electricity projects. As our biogas processing technology continues to improve and the required energy intensity of the RNG and Renewable Electricity production process is reduced, we expect that we will be able to enter new markets for our products.
Optimize Existing Assets and Project Portfolio and Opportunistically Develop New Projects
Expanding Operations at Existing Project Sites
. We monitor biogas supply availability across our portfolio and seek to maximize production at existing projects by expanding operations when economically feasible. Most of our landfill locations continue to accept waste deliveries and the available LFG at these sites is expected to increase over time, which we expect to support expanded production. In 2021, this has allowed us to maintain average production availability of approximately 87% at our RNG projects and 61% at our Renewable Electricity projects. The 2021 average production availability of our Renewable Electricity projects was lower compared to 2020 due to the delayed restoration of production at our Security facility.
We treat our existing assets as an integrated portfolio rather than a collection of individual projects. This allows us to utilize any new business practices or technologies across our entire project portfolio quickly, including advances with respect to troubleshooting, optimization, cost savings, and host site interaction. Our integrated, pro-active
and
value-add
approach helps us maintain strong relationships with our partners, which we seek to leverage to optimize the performance of our existing projects.
We also experience organic growth in production at our existing projects as a result of increases in biogas supply at our projects and on-going optimization initiatives. We size our projects to account for this increase in the biogas supply curve over time
.
For example, at many of our newer projects, such as Apex and Galveston, we expect gradual increases in production as those landfill sites continue to grow
.
Additionally, many of our capacity expansion efforts to date, such as those at McCarty and Rumpke, have helped to optimize our project capacity to take advantage of excess biogas at older landfills that are still open and growing
.
Not only have our projects achieved an initial increase in production following the capacity expansion project, but we also expect to see continued gradual increases in production over time.
Converting Existing Renewable Electricity Projects to RNG.
We periodically evaluate opportunities to convert existing projects from electricity generation to RNG production
.
These opportunities tend to be attractive for our merchant electricity projects given the favorable economics for RNG plus RIN sales relative to merchant electricity rates plus REC sales
.
To date, we have converted two projects from
LFG-to-electricity
to
LFG-to-RNG
and a third project from
ADG-to-electricity
to
ADG-to-RNG.
We will continue to explore the feasibility of other opportunities across our existing Renewable Electricity portfolio.

Opportunistic Development of New Projects
. We apply a financially disciplined model toward new project development that considers the relative risk of a given project and associated feedstock costs, offtake contracts and any other related Environmental Attributes that can be monetized. We are currently evaluating three project expansion opportunities at existing project sites. We regularly analyze potential new projects that are at various stages of negotiation, engineering design and financial review. The potential projects typically include a mix of new project sites and strategic acquisitions. Currently, no new potential projects are subject to definitive agreements and each potential opportunity is subject to competitive market conditions
.
The RNG industry remains highly fragmented. We believe continued industry fragmentation presents an opportunity for further industry consolidation. We are well-positioned to take advantage of this consolidation opportunity because of our scale, operational and managerial capabilities, and execution track record in integrating acquisitions. Over the last ten years, we have acquired 13 projects and members of our current management team have led all of those acquisitions. We expect that as we continue to scale up our business, our increased size, capabilities and access to capital will provide us with increased strategic acquisition opportunities.
Valued-added Service Offerings
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

Our Current Operating Portfolio
We currently own and operate 15 projects, 12 of which are RNG projects and three of which are Renewable Electricity projects. Of our three Renewable Electricity projects we currently operate, we are considering options to convert one of them to produce RNG. In addition to the electricity-to-RNG
conversion project, we are currently in the process of developing one additional RNG project from LFG. We are also working on other projects which will repurpose equipment from existing biogas facilities for use at new project sites. The below graphic does not include the Montauk Ag project, which is currently under development.

Renewable Electricity Generation
Site	COD (1)	Capacity (MW)	Source
Bowerman Irvine, CA	2016	23.6	Landfill
Security Houston, TX	2003	3.4	Landfill
AEL Sand Spring, OK	2013	3.2	Landfill
Total Capacity (MW)		30.2

Renewable Natural Gas
Site	COD(1)	Capacity (MMBtu/ day) (2)	Source
Rumpke Cincinnati, OH	1986	7,271	Landfill
Atascocita Humble, TX	2002*/ 2018	5,570	Landfill
McCarty Houston, TX	1986	4,415	Landfill
Apex Amsterdam, OH	2018	2,673	Landfill
Monroeville Monroeville, PA	2004	2,372	Landfill
Valley Harrison City, PA	2004	2,372	Landfill
Galveston Galveston, TX	2019	1,857	Landfill
Raeger Johnston, PA	2006	1,857	Landfill
Shade Cairnbrook, PA	2007	1,857	Landfill (3)
Coastal Plains Alvin, TX	2020	1,775	Landfill
Southern Davidsville, PA	2007	928	Landfill
Pico Jerome, ID	2020	903	Livestock (Dairy)
Total Capacity (MMBtu/day)		33,850

= Renewable Natural Gas Project
= Renewable Electricity Project

(1)	“COD” refers to the commercial operation date of each site.
(2)	This is equivalent to the project’s design capacity and assumes inlet methane content of 56% for all sites other than Pico, which assumes inlet methane content of 62%, and process efficiency of 91%.
(3)
All of our landfill sites are accepting waste except our Shade site. Our Shade site is closed to accepting new waste, but is currently expected to continue to generate a commercial level of RNG for an additional ten years. Our operating RNG projects have an average expected remaining useful life of approximately 19 years.

We have a long history of operating our projects with partners, with our oldest relationship going back 48 years. On average, we have had an
19-year
history with our current project site owners. As of December 31, 2021, our operating RNG projects have an average expected remaining useful life of approximately 19 years and our operating Renewable Electricity projects have an average expected remaining useful life of approximately 25 years.
Approximately 93% of our 2021 RNG production has been monetized under fuel supply agreements with expiration dates more than 15 years from December 31, 2021. Additionally, nearly all of our 2021 Renewable

Electricity production has been monetized under fuel supply agreements with expiration dates more than 15 years from December 31, 2021. Concurrent with our fuel supply agreements, we typically enter into property leases with our project hosts, which govern access rights, permitted activities, easements and other property rights. We own all equipment and facilities on each leased property, other than equipment provided by utility companies providing services on-site.
Lease termination typically requires the restoration of the leased area to its original condition. We have successfully ended leases on four facilities and completed associated restoration activities, and are currently completing restoration of two other facilities.
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
Stated capacity reflects the design capacity of each facility. Several of our projects have reserve capacity when comparing design capacity to available biogas feedstock. Several previous acquisitions are gas limited and therefore do not operate at their design capacity. Our larger projects have expansions planned or are being evaluated for future expansions dependent on the availability of excess biogas feedstock.
RNG Projects
We currently own and operate 12 RNG projects in Ohio (two), Pennsylvania (five), Texas (four) and Idaho (one) which, in the aggregate, have a total design capacity of approximately 33,850 MMBtu/day.
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

Renewable Electricity Projects
We currently own and operate the following three Renewable Electricity projects in California, Oklahoma, and Texas which, in the aggregate, have a total design capacity of approximately 30.2 MW. During 2021, our Renewable Electricity projects collectively produced 183,000 MWh. Our Renewable Electricity projects utilize reciprocating engine generator sets to generate electricity at landfills.
Renewable Electricity Projects

Site	Location	Capacity(1)
Bowerman Power	Irvine, CA	23.6 MW
Security	Cleveland, TX	3.4 MW
Tulsa/AEL	Sand Springs, OK	3.2 MW
Pico(2)	Jerome, ID	2.3 MW

Total		32.5 MW

(1)	Assumes inlet methane content of 56% and process efficiency of 91%,
(2)	Beginning in October 2020, we began reporting the result of operations of Pico within RNG, but Pico continues to generate Renewable Electricity.
A critical component of our business is our ability to negotiate and maintain long-term fuel supply agreements at our project sites. We have developed strong working relationships with our landfill site owners, including ten of 14 operating projects and other potential development projects each with Waste Management and Republic Services, the two largest waste companies in the United States, and actively seek to strategically extend our tenure at our project sites.
Our projects provide our landfill and agricultural partners a solution to monetize biogas from their sites, support their regulatory compliance and provide them with environmental services. We have had working relationships with Republic Services since 1986 and with Waste Management since 2004 and we enable monetization of their biogas while maintaining regulatory compliance. We seek to differentiate ourselves from our competitors through our extensive experience across a variety of commercialized beneficial uses of processed biogas, including pipeline-quality natural gas, power generation and boiler fuel gas products. To date, we have not had any fuel supply agreement terminated by any site partner once we have established a facility on the site, which we believe serves as evidence of our operational expertise, reliability and consistent value delivered to our site partners. The table below is a summary of the expiration periods of those agreements. We are consistently reviewing and pursuing extensions for all of our fuel supply agreements well before their expirations and for future agreements, we continue to target contracts with expirations of 20 years from commencement of operation with options for extension.
Fuel Supply Agreement Summary
RNG Projects

Fuel Supply Agreement Expiration Dates	Current Sites as of December 31, 2021	% of 2021 Total RNG Production
Within 0-5 years	3	6.7%
Between 6-15 years	0	0%
Greater than 15 years	9	93.3%

Renewable Electricity Projects

Fuel Supply Agreement Expiration Dates	Current Sites as of December 31, 2021	% of 2021 Total Renewable Electricity Production
Within 0-5 years	1	0%
Between 6-15 years	0	0%
Greater than 15 years(1)	2	100.0%

(1)	Our Pico project continues to generate both RNG and Renewable Electricity and is accounted for above in the RNG Projects summary.
Customers
Our customers for RNG and RINs typically include large, long-term owner-operators of landfills and livestock farms, local utilities, and large refiners in the natural gas and refining sectors. Royalty structures included in our agreements, as well as the large size of our counterparties, limit their credit risk. Victory Renewables, LLC and Valero each represented approximately 13.1% and 12.4%, respectively, of our operating revenues in 2021 from the sale of Environmental Attributes. We sell RINs to numerous RIN off-take
parties and our largest RIN
off-taker
as a percentage of revenue can vary year to year given the short-term nature of these contracts. In addition to revenues from sales of RNG and RINs, we also share a portion of our Environmental Attributes with our pathway providers as in-kind
consideration for the counterparty using our RNG as a transportation fuel.
Our customers for electricity typically include investor-owned and municipal electricity utilities. For the sale of Renewable Electricity and RECs, the City of Anaheim represented approximately 9.6% of our operating revenues in 2021. These sales occurred under a PPA between us and the City of Anaheim, in which electricity and RECs are sold at fixed prices. In 2021, we converted 100% of the monetization of our Renewable Electricity production and Environmental Attributes under fixed-price agreements. For our electricity sales, all of our customers with whom we have off-take
agreements are investment-grade entities with low credit risk.
No other single customer represented more than 10% of our total 2021 operating revenues.
Suppliers and Equipment Vendors
The major technologies used by our projects for gas processing include solvent scrubbing PSA, and membrane separation. For electricity generation, we use reciprocating engines. This affords Montauk experience with substantially all major vendors in the sector, and technical expertise in numerous technologies.
We source equipment from a variety of major suppliers with specialties in each technology. We enter into written ordinary-course agreements with suppliers to obtain industry-standard equipment for use in our operations. The contracts generally do not include any intellectual property rights other than for the intended use of the equipment. Membrane separation equipment is primarily provided by UOP and Air Liquide. PSA equipment is primarily provided by Xebec, Guild, Air Products, and BioFerm. Solvent scrubbing is primarily provided by Selexol. RNG ancillary constituent removal is done using equipment provided by Iron Sponge, MV Technologies, Thiopaq, Guild Associates, and PSB Industries. Electricity generation equipment is provided by Solar Turbines, Caterpillar, and Jenbacher.
We have made substantial investments in a centralized Enterprise Resource Planning (“
ERP
”) system (Microsoft Dynamics) to better integrate operations across our projects. This system centralizes maintenance operations across all of our projects. Our proactive approach to maintenance, corrective maintenance, root cause analysis, failure reporting, project management, and budgeting are all completed using the ERP system.

Competition
There are several other companies operating in the renewable energy and waste-to-energy
space, ranging from other project developers to service or equipment providers.
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
The biogas market is highly fragmented. We believe our size relative to many other LFG companies and our capital structure puts us in a strong position to compete for new project development opportunities or acquisitions of existing projects. However, competition for such opportunities, including the prices being offered for fuel supply, will impact the expected profitability of projects to us, and may make projects unsuitable to pursue. Likewise, prices being offered by our competitors for fuel supply may increase the royalty rates that we pay under our fuel supply agreements when such agreements expire and need to be renewed or when expansion opportunities present themselves at the landfills where our projects currently operate. It is also possible that more landfill owners may seek to install their own LFG projects on their sites, which would reduce the number of opportunities for us to develop new projects. Our overall size, reputation, access to capital, experience and decades of proven execution on LFG project development and operation leave us well-positioned to compete with other companies in our industry.
We are aware of several competitors in the United States that have a similar business model to our own, including Archaea Energy and Morrow Renewables, as well as companies with biogas-to-energy
facilities as a segment or subsidiary of their operations, including DTE and Ameresco. In addition, certain landfill operators, such as Waste Management, have also chosen to selectively pursue biogas conversion projects at their sites.
Government Regulation
Our projects are subject to a range of federal, state and local environmental, health and safety laws and regulations, depending on the nature and configuration of the project, as well as where the project is located. We have established processes and procedures to comply with laws and regulations applicable to our operations, and have partnered with external experts, as needed, to meet applicable compliance requirements. As a renewable energy company, we are committed to being good stewards of the environment and to positively impacting the communities in which we operate.
We are subject to the Clean Air Act which regulates the emissions of pollutants to protect the environmental and public health. The combustion of biogas results in emissions of carbon monoxide, oxides of nitrogen, sulfur dioxide, volatile organic compounds and particulate matter. Federal, state and local laws may require us to obtain permits or impose other burdens, including monitoring, testing recordkeeping and reporting by us in order for us to conduct operations. In addition, our operations and the operations of landfills may be subject to additional air emissions laws and regulations, such as those designed to address the emission of methane, a potent GHG.
Among other laws, we are subject to Subtitle D of the Resource Conservation and Recovery Act and other federal, state and local laws, which impose conditions on the handling of non-hazardous waste, including the emission of methane in landfills. Likewise, we are subject to the Comprehensive Environmental Response Compensation and Liability Act of 1980 and other federal, state and local laws, which govern the investigation and cleanup of sites contaminated with hazardous substances. We have not been identified as a potentially responsible party with respect to environmental remedial costs at any site to date. We also may be required to obtain permits to discharge wastewater and stormwater pursuant to the Clean Water Act’s National Pollutant Discharge Elimination System and other federal, state and local laws governing such discharges.
Our RNG projects are subject to federal RFS program regulations, including the Energy Policy Act of 2005 and the Energy Independence and Security Act. The EPA administers the RFS program with volume requirements for several categories of renewable fuels. The EPA’s RFS regulations establish rules for fuel supplied and administer the RIN system for compliance, trading credits and rules for waivers. The EPA calculates a blending standard for each year based on estimates of gasoline usage from the Department of Energy’s Energy Information Agency. Separate quotas and blending requirements are determined for cellulosic biofuels, BBD, advanced biofuels and total renewable fuel. Further, we are required to register each RNG project with the EPA and relevant state regulatory agencies.
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
Our RNG projects are also impacted by state and federal gas quality standards. State regulators determine whether RNG may be purchased by the state’s local gas utilities, and whether a site operator may directly sell gas to a retail, or direct end-use, customer. FERC regulates the natural gas pipelines that transport gas in interstate commerce, and specifies or approves a gas pipeline’s tariff that sets the rates, terms and conditions, gas quality, and other requirements applicable to transportation of natural gas on the pipelines, including shipping RNG. Our sites are not permitted, and may not be physically able, to deliver RNG to a FERC regulated pipeline unless the pipeline’s receipt of the gas is consistent with the standards adopted in the pipeline’s FERC tariff. RNG-related gas quality standards may vary by pipeline and may be revised at any time, subject to all required regulatory approvals. We routinely test the RNG produced at our facilities in order to ensure compliance with applicable pipeline gas quality standards.
We monitor regulatory trends and developments in the U.S. regarding the regulation of greenhouse gas emissions. We are aware the U.S. Environmental Protection Agency proposed the regulation of methane emissions, a greenhouse gas, from oil and gas facilities in November 2021. We do not anticipate this proposed regulation will apply to our operations and could, combined with another public policy and private sector initiatives, increase interest in developing more renewable energy projects in the U.S. We will continue to monitor greenhouse gas regulatory initiatives in the U.S. and assess their potential relevance to our business and operations.
We routinely conduct compliance audits on our projects to proactively identify and correct potential compliance deficiencies or risks. Additionally, we closely monitor emerging regulatory developments that may impact our operations or business strategy. Montauk also participates in industry trade groups, such as the RNG Coalition, to advocate policies and regulatory frameworks that support continued expansion of renewable energy in the United States.

The operation of our business may expose us to certain liabilities and compliance costs related to environmental matters. These liabilities or compliance costs did not have a material effect on our capital expenditures or competitive position for fiscal 2021, nor do we expect them to have a material effect in the future. We believe we are in material compliance with all environmental regulations applicable to our operations.
Employees and Human Capital Resources
Employee Profile
We employed 132 people on December 31, 2021, located in California, Idaho, Ohio, Oklahoma, Pennsylvania, North Carolina and Texas. Our employee population is comprised of a mix of field operations personnel and office-based professionals. As of December 31, 2021, none of our employees were represented by a collective bargaining unit or labor union. We consider our employee relations to be good across our organization.
Health and Safety
Safety, including the health of our employees, is one of our core values and a priority across our operations. We are committed to developing a strong health and safety culture that reduces injuries and illness whenever possible. Our health and safety strategy is designed to proactively identify, mitigate and eliminate conditions that could result in serious injury or fatality. We also routinely train our employees on health and safety practices applicable to their job function and provide them all necessary personal protective equipment to perform their job in a safe manner.
Our recordable cases and total recordable incident rate (“TRIR”), excluding
COVID-19
related incidents, was 1.68 in 2021, lower than the 2020 national average of 2.9 TRIR for all industries. We continue to focus on practices and measures to lower our TRIR.
We continued our focus in 2021 on keeping our employees and their families safe from COVID-19 through a variety of workplace health and safety measures, including:

•	Staggered employee shifts to increase social distancing;

•	Enhanced disinfecting and cleaning regimes;

•	Deployed hands-free temperature screening devices;

•	Required facial coverings consistent with applicable public health requirements;

•	Quarantined and contact traced employees;

•	Implemented work-from-home flexibility for applicable employees; and

•	Strongly encouraged all our employees to become fully vaccinated against COVID-19.
Employee Development and Training
The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain talented individuals at all levels of our organization. To succeed in a competitive labor market, we have developed and implemented various recruitment and retention strategies. These include competitive salary structures, bonus programs and competitive benefits, as well as paid time off, sick leave, disability coverage, group term life insurance, and a retirement savings program. We also offer our employees tuition reimbursement for job-related education and training opportunities.
Intellectual Property
We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements and license agreements to protect our intellectual property. We acquired certain technology associated with the Asset Acquisition for which we received a patent during 2021 with a term of 20 years. While we hold patents related to our business, we do not view our patents to be material to our total business.
Segments and Geographic Information
We have two operating segments: Renewable Natural Gas and Renewable Electricity Generation. While our corporate entity is not an operating segment, we discretely disclose corporate entity revenues for purposes of reconciliation of the Company’s consolidated financial statements. For information regarding revenues and other information regarding our results of operations for each of our last two financial years, please refer to our financial statements included in this report and within “Item 7A.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
Corporate Information
Montauk Renewables, Inc. is incorporated in the State of Delaware. Our principal executive offices are located at 680 Andersen Drive, 5th Floor, Pittsburgh, PA 15220. Our telephone number is (412)
747-8700.
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
10-K,
quarterly reports on Form
10-Q,
current reports on Form
8-K,
and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), are available free of charge on this website as soon as reasonably practicable after we file these reports and amendments with, or furnish them to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form
10-K
and should not be considered part of this or any other report filed with the SEC.
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
We are a “controlled company” within the meaning of the Nasdaq Stock Market LLC (“
Nasdaq
”) corporate governance standards. Certain stockholders, which are affiliates of two of our directors, Mr. John A. Copelyn and Theventheran G. Govender, own approximately 52.3% of our common stock and have entered into a Consortium Agreement (the “
Consortium Agreement
”) whereby the parties thereto will agree to act in concert with respect to voting our common stock, including in the election of directors, among other matters. As a controlled company, we may elect not to comply with certain Nasdaq corporate governance standards. See “Risk Factors—Common Stock Risks” for certain risks related to our status as a controlled company.
This report includes estimates, projections, and other information concerning our industry and market data, including data regarding the estimated size of the market, projected growth rates, and perceptions and preferences of consumers. We obtained this data from industry sources, third-party studies, including market analyses and reports, and internal company surveys. Industry sources generally state that the information contained therein has been obtained from sources believed to be reliable. Although we are responsible for all of the disclosure contained in this report, and we believe the industry and market data to be reliable as of the date of this report, this information could prove to be inaccurate.

Information About Our Executive Officers
Below is a list of the names, ages, and positions of our executive officers, and a brief summary of the business experience of our executive officers (ages as of March 16, 2022).

Name	Age	Position
Sean F. McClain	47	President and Chief Executive Officer, Director
Kevin A. Van Asdalan	44	Chief Financial Officer and Treasurer
James A. Shaw	50	Vice President of Operations
Scott Hill	55	Vice President of Business Development
John Ciroli	51	Vice President, General Counsel and Secretary
Sharon Frank	65	Vice President of Environmental, Health and Safety
Sean F. McClain
. Mr. McClain has served as our President and Chief Executive Officer and a member of our Board of Directors (the “
Board
”) since
January 4, 2021. He previously served as a member of the Board of Directors of MNK from August 2014 until January 2021 and as its President and Chief Executive Officer since September 2019 and Chief Financial Officer of Montauk Energy Holdings (“MEH” from April 2011 until August 2014. Prior to such roles, Mr. McClain served as MNK’s Chief Financial Officer from August 2014 until September 2019. Prior to joining MNK and its affiliates, he held various management positions with BPL Global Limited, Bayer A.G. and Dick’s Sporting Goods, Inc. and was in public accounting at Arthur Andersen LLP. He has over 25 years of business and financial management experience. He is a Certified Public Accountant.
Kevin A. Van Asdalan
.
Mr. Van Asdalan has served as our Chief Financial Officer and Treasurer since January 4, 2021. He previously served as a member of the
Board of Directors of MNK from September 2019 to January 2021, and as Chief Financial Officer of MEH. Prior to that time he was Controller of MEH from March 2018 to September 2019. Prior to joining MEH, Mr. Van Asdalan served as Controller, Construction Products, Controller, Tubular Products, and Manager of External Financial Reporting at the L.B. Foster Company, a manufacturer and distributor of products and provider of service for transportation and energy infrastructure (“
L.B. Foster
”), from July 2011 to March 2018. Prior to L.B. Foster, Mr. Van Asdalan held senior associate positions at PricewaterhouseCoopers LLP and Sisterson & Co LLP, both accounting firms. He has 20 years of business and financial management experience including accounting, financial reporting, corporate compliance and acquisitions. He is a Certified Public Accountant and Chartered Global Management Accountant.
James A. Shaw
.
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
Scott Hill
.
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
John Ciroli
.
Mr. Ciroli has served as our Vice President, General Counsel and Secretary since January 4, 2021. He has also served as MNK’s Vice
President General Counsel and Corporate Secretary since July 2020. From July 2016 to July 2020, Mr. Ciroli was the North American Counsel and HR Manager for the North American

17

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
Sharon Frank
. Ms. Frank has worked at the Company since 2007 and has served as our Vice President of Environmental, Health and Safety since October 2021. Ms. Frank previously served as Director of Environmental, Health and Safety from April 2020 until October 2021. Prior to that, Ms. Frank, served as Manager of Environmental Compliance from June 2007 until April 2020. Prior to joining the Company, Ms. Frank was Manager, Environmental Affairs for Duquesne Light Company’s unregulated business group from 2000 to 2007. Ms. Frank has over 30 years of regulatory and environmental compliance experience.

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
COVID-19 Risks
Public health threats or outbreaks of communicable diseases could have a material effect on our operations and financial results.
In December 2019, there was an outbreak of a novel strain of coronavirus (“
COVID-19
”) in China that has since spread to nearly all regions of the world. The outbreak was subsequently declared a pandemic by the World Health Organization in March 2020. To date, the COVID-19 pandemic and preventative measures taken to contain or mitigate the pandemic have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruptions in the financial markets both globally and in the United States.
In response to the COVID-19 pandemic and related mitigation measures, we began implementing changes in our business in March 2020 to protect our employees and customers, and to support appropriate health and safety protocols. For example, we arranged shifts at facilities to stagger employees to assist with following social distancing protocols, utilized overnight and weekend remote facility monitoring during normal operating shifts, implemented extensive cleaning and sanitation processes for both facilities and office spaces, incorporated temperature checks and facial covering requirements, instituted employee and visitor fitness questionnaires, restricted corporate travel and visitor access to sites and implemented work-from-home initiatives for certain employees. Further, we established the Infectious Disease and Response Committee (the “
IDRC
”) to lead the development and implementation of Montauk’s Infectious Disease and Response Plan and to oversee the company’s response to any infectious disease event. These measures resulted in additional costs, which we expect to continue as we continue to work to address employee safety.
While we have not experienced any material disruptions in our ability to continue business operations or experienced a material negative impact to our financial results due to COVID-19 for the year ended December 31, 2021, certain aspects of our business, financial condition and results of operations were negatively impacted during the year ended December 31, 2020. These disruptions included the delay of commissioning of development sites for up to five months resulting in delays to registrations and qualifications necessary for EPA pathways and delays in revenue streams from these facilities, contract cancellations, and a decrease in operational efficiency in maintenance and operations.
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
We may experience additional operating costs due to increased challenges with our workforce (including as a result of labor shortages, illness, absenteeism or government orders), access to supplies, capital and fundamental support services (such as shipping and transportation). Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions, economic recession or depression. Furthermore, the impacts of potential worsening of global economic conditions, inflation, and continued disruptions to and volatility in the financial markets remain unknown.

The COVID-19 pandemic could continue to adversely affect our business, financial condition and results of operations in the future, particularly considering the emergence of new variant strains of COVID-19, the potential resumption of high levels of infection and hospitalization, reduced efficacy of vaccines over time and the public uptake of vaccinations and follow-on booster shots. Such future effects may be material, and include, but are not limited to:

•	reductions in state-based Environmental Attribute premiums associated with reduced volumes in the transportation sector;

•	new “shelter-in-place” orders, quarantines or similar orders, which may reduce our operating effectiveness or the availability of personnel necessary to conduct our business activities;

•
disruptions in our supply chain due to transportation delays, travel restrictions, raw material cost increases and shortages, closures of businesses or facilities, and the associated costs and inflation related thereto;

•	delays in construction and other capital expenditure projects, regulatory approvals and collections of our receivables for the services we perform;

•
attempts by customers to cancel or delay projects or for customers or subcontractors to invoke force majeure clauses in certain contracts resulting in a decreased or delayed demand for our products and services;

•	the inability of a significant portion of our workforce, including our management team, to work as a result of illness or government restrictions; and

•	reduced ability to access capital and limited availability of credit or financing upon acceptable terms or at all.

•	affect the availability of qualified personnel;

•	reduce our ability to access capital and limited availability of credit or financing upon acceptable terms or at all;

•	affect our ability to accurately forecast demand for our products; and

•	cause other unpredictable events.
The situation surrounding COVID-19 remains uncertain. The extent to which the COVID-19 pandemic may affect our business, operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the outbreak, the emergence of more contagious or virulent strains of the virus, travel restrictions, business and workforce disruptions, the availability, uptake and efficacy of vaccines, and the effectiveness of actions taken to contain and treat the disease. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions or economic downturn. Furthermore, the impacts of potential worsening of global economic conditions, inflation, and continued disruptions to and volatility in the financial markets remain unknown.
Operational Risks
Our
renewable
energy
projects
may
not
generate
expected
levels
of
output.
Landfills contain organic material whose decomposition causes the generation of gas consisting primarily of methane, which our RNG projects use to generate power or renewable natural gas, and carbon dioxide. The estimation of landfill gas production volume is an inexact process and dependent on many site-specific conditions, including the estimated annual waste volume, composition of waste, regional climate and the capacity and construction of the landfill. Production levels are subject to a number of additional risks, including a failure or wearing out of our or our landfill operators’, customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply or quality of the project’s source of biogas and faster than expected diminishment of such biogas supply; or volume disruption in our fuel supply collection system. Any extended interruption and or volume disruption in the project’s operation, or failure of the project for any reason to generate the expected amount of output, could adversely affect our business and operating results. In addition, we have in the past, and may in the future, incur material asset impairment charges if any of our renewable energy projects incurs operational issues that indicate our expected future cash flows from the project are less than the project’s carrying value. Any such impairment charge could adversely affect our operating results in the period in which the charge is recorded.
In addition, in order to maximize collection of LFG, we will need to take various measures, such as drilling additional gas wells in the landfill to increase LFG collection, balancing the pressure on the gas field based on the data collected by the landfill operator from the gas wells to ensure optimum landfill gas utilization and ensuring that we match availability of engines and related equipment to availability of LFG. There can be no guarantee that we will be able to take all necessary measures to maximize collection. In addition, the LFG available to our projects is dependent in part on the actions of other persons, such as landfill operators. We may not be able to ensure the responsible management of the landfill site by owners and operators, which may result in less than optimal gas generation or increase the likelihood of “hot spots” occurring. Hot spots can temporarily reduce the volume of gas which may be collected from a landfill site, resulting in a lower gas yield. Other events that can result in a reduction in LFG output include: extreme hot or cold temperatures or excessive rainfall; liquid levels within a landfill increasing; oxidation within a landfill, which can kill the anaerobic microbes that produce landfill gas; and the buildup of sludge. The occurrence of these or any other changes within any of the landfills where our projects operate could lead to a reduction in the amount of LFG available to operate our projects, which could have a material adverse effect on our business, financial condition and results of operations.
The concentration in revenues from five of our projects and geographic concentration of our projects expose us to greater risks of production interruptions from severe weather or other interruptions of production or transmission.
A substantial portion of our revenues are generated from five project sites. For the years ended December 31, 2021 and 2020, excluding the effect of derivative instruments, approximately 76.3% and 78.7%, respectively, of operating revenues were derived from these locations. During 2021, RNG production at our McCarty, Rumpke, Atascocita and Apex facilities accounted for approximately 16.2%, 28.3%, 21.6%, and 8.8% of our RNG revenues, respectively, and 15.3%, 27.1%, 20.9%, and 10.4% of the RNG we produced during 2021, respectively. During 2021, Renewable Electricity production at our Bowerman Power LFG, LLC (“Bowerman”) facility accounted for approximately 85.7% of our Renewable Electricity Generation revenues and 83.0% of the Renewable Electricity we produced during 2021. A lengthy interruption of production or transmission of renewable energy from one or more of these projects, as a result of a severe weather event, failure or degradation of our or a landfill operator’s equipment or interconnection transmission problems could have a disproportionate effect on our revenues and cash flow as further described below.
Our Atascocita, McCarty, Galveston and Coastal Plains projects are located within 20 miles of each other near Houston, Texas and seven of our other RNG projects are located in relatively close proximity to each other in Pennsylvania and Ohio. Regional events, such as gas transmission interruptions, regional availability of replacement parts and service in the event of equipment failures and severe weather events in either of those geographic regions could adversely affect our RNG production and transmission more than if our projects were more geographically diversified. Historically cold weather impacted our Houston, Texas facilities during the winter of 2020-2021. Production at these facilities was temporarily idled from February 14, 2021 through February 20, 2021 while the facilities were without power. The index based pricing for the cost of utilities were adversely impacted during the month of February. Force majeure events were declared for the period February 12 through February 22, 2021 related to these weather events Operations at these facilities have subsequently resumed, but as a result of our utility provisions when we are not using utilities, providers are able to contribute the capacity back into the market and we receive credit against our future bills.

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
We have insurance policies covering certain risks associated with our business. Our insurance policies do not, however, cover all losses, including those as a result of force majeure. We did not receive any insurance recovery from the shutdowns in Houston in February 2021 or from the Bowerman shutdown in October 2020. Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. In addition, while our insurance policies for some of our projects cover losses as a result of certain types of natural disasters, terrorist attacks or sabotage, among other things, such coverage is subject to important limitations and is not always available in the insurance market on commercially reasonable terms (if at all) and is often capped at predetermined limits. In addition, our insurance policies are subject to annual review by our insurers and may not be renewed on similar or favorable terms or at all. A serious uninsured loss or a loss significantly exceeding the limits of our insurance policies could adversely affect our business, financial condition and results of operations.
Competition Risks
We may face intense competition and may not be able to successfully compete.
There are a number of other companies operating in the renewable energy and waste-to-energy markets. These include other renewable energy companies and service or equipment providers, consultants, managers and strategic investors.
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
Further, certain of our strategic partners and other landfill or agricultural operators could decide to manage, recover and convert biogas from waste to renewable energy on their own which would further increase our competition, limit the number of commercially viable landfill sites available for our projects or require us to reduce our profit margins to maintain or acquire projects.
Technological innovation to stay ahead of market competitors.
Our success will depend on our ability to create and maintain a competitive position in the renewable energy industry. Other than the patented technology acquired through the Asset Acquisition, we do not have any exclusive rights to any of the technologies that we utilize, and our competitors may currently use and may be planning to use identical, similar or superior technologies. While significant to the development associated with our emerging North Carolina Montauk Ag Renewables business, we do not currently consider the patented technology material to the total business. In addition, the technologies that we use may be rendered obsolete or uneconomical by technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others.
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
Obtaining long-term contracts for the sale of power produced by our projects at prices and on other terms favorable to us is essential for the long term success of our business. We must compete for PPAs against other developers of renewable energy projects. This intense competition for PPAs has resulted in downward pressure on PPA pricing for newly contracted projects. The inability to compete successfully against other power producers or otherwise enter into PPAs favorable to us would negatively affect our ability to develop and finance our projects and negatively affect our revenues. In addition, the availability of PPAs depends on utility and corporate energy procurement practices that could evolve and shift allocation of market risks over time. Further, PPA availability and terms are a function of a number of economic, regulatory, tax, and public policy factors, which are also subject to change.
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
Business Strategy Risks
Our commercial success depends on our ability to identify, acquire, develop and operate individual renewable energy projects, as well as our ability to maintain and expand production at our current projects.
We aim to maintain and grow our position as a leading producer of RNG in the United States. We support this objective by employing a multi-pronged strategy of promoting the reduction of methane emissions and expanding the use of renewable fuels to displace fossil-based fuels, expanding our existing project portfolio and developing new project opportunities, expanding our industry position as a full-service partner for development opportunities, including through strategic transactions and expanding our capabilities to new feedstock sources and technologies. Our specific focus on the renewable energy sector exposes us to risks related to the supply of and demand for energy commodities and Environmental Attributes, the cost of capital expenditures, government regulation, world and regional events and economic conditions, and the acceptance of alternative power sources. As a renewable energy producer, we may also be negatively affected by lower energy output resulting from variable inputs, mechanical breakdowns, faulty technology, competitive electricity markets or changes to the laws and regulations that mandate the use of renewable energy sources by refiners and importers of gasoline and diesel fuel and electric utilities.
In addition, several other factors related to the development and operation of individual renewable energy projects could adversely affect our business, including:

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

•
substantial construction risks, including the risk of delay, that may arise due to forces outside of our control, including those related to engineering and environmental problems, as a result of inclement weather or labor disruptions;

•
operating risks and the effect of disruptions on our business, including the effects of global health crises such as the
COVID-19
pandemic, weather conditions, catastrophic events such as fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events on us, our customers, suppliers, distributors and subcontractors;

•
the ability to obtain financing for a project on acceptable terms or at all and the need for substantially more capital than initially budgeted to complete projects and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;

•	entering into markets where we have less experience, such as our projects for biogas recovery at livestock farms;

•
the need for substantially more capital to complete projects than initially budgeted and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;

•	failures or delays in obtaining desired or necessary land rights, including ownership, leases, easements, zoning rights and building permits;

•	a decrease in the availability, pricing and timeliness of delivery of raw materials and components, necessary for the projects to function;

•	obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations;

•	penalties, including potential termination, under short-term and long-term contracts for failing to deliver RNG in accordance with our contractual obligations;

•	unknown regulatory changes RNG which may increase the transportation cost for delivering under contracts in place;

•	the consent and authorization of local utilities or other energy development off-takers to ensure successful interconnection to energy grids to enable power sales; and

•	difficulties in identifying, obtaining and permitting suitable sites for new projects.
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
The acquisition, financing, construction and development of new projects involves numerous risks, including:

•	difficulties in identifying, obtaining and permitting suitable sites for new projects;

•	failure to obtain all necessary rights to land access and use;

•	assumptions with respect to the cost and schedule for completing construction;

•	assumptions with respect to the biogas potential, including quality, volume, and asset life, for new projects;

•	the ability to obtain financing for a project on acceptable terms or at all;

•	delays in deliveries or increases in the prices of equipment;

•	permitting and other regulatory issues, license revocation and changes in legal requirements;

•	increases in the cost of labor, labor disputes and work stoppages;

•	failure to receive quality and timely performance of third-party services;

•	unforeseen engineering and environmental problems;

•	cost overruns;

•	accidents involving personal injury or the loss of life; and

•	weather conditions, global health crises such as the COVID-19 pandemic, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events.
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
Historically, development of new RNG projects at landfills and livestock farms has been a significant part of our growth strategy. We plan to continue to develop new RNG projects at landfills and livestock farms to expand our project skillsets and capabilities, expand and complement our existing geographic markets, add experienced management and increase our product offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable landfills and livestock farms on which to develop projects, reach agreements with landfill or livestock farm owners to develop RNG projects on acceptable terms or arrange required financing for new projects on acceptable terms. While the EPA has identified an additional 482 landfills as candidates for biogas projects, based on our industry experience and technical knowledge and analysis, after evaluating their currently available LFG collection systems and potential production capacities, we believe that approximately 38 of these sites produce sufficient quantities of LFG to support commercial-scale projects, with 27 of the approximately 38 sites being operated by Waste Management or Republic Waste, with whom we would need to negotiate with to secure sufficient LFG rights to support an RNG project. . In the future, additional candidate landfills may become economically viable as their growth increases LFG production and requires installation of LFG collection systems. However, the time and effort involved in attempting to identify suitable sites and development of new projects may divert members of our management from our operations.
Our dairy farm project has, and any future digester project will have, different economic models and risk profiles than our landfill facilities, and we may not be able to achieve the operating results we expect from these projects.
Our dairy farm project produces significantly less RNG than our landfill facilities. As a result, we will be even more dependent on the LCFS credits and RINs produced at our dairy farm project than on the RINs produced at our landfill facilities for the project’s commercial viability. Since the number of LCFS credits for RNG generated on dairy farms is significantly greater than the number of LCFS credits for RNG generated at landfills, we are substantially more dependent upon the revenue from LCFS credits for the commercial viability of the dairy farm project. In the event that CARB worsens the CI score that it applies to waste conversion projects, such as dairy digesters, the number of LCFS credits for RNG generated at our dairy farm project will decline. Additionally, revenue from LCFS credits also depends on the price per LCFS credit, which is driven by various market forces, including the supply of and demand for LCFS credits, which in turn depends on the demand for traditional transportation fuel and the supply of renewable fuel from other renewable energy sources, and mandated CI targets, which determine the number of LCFS credits required to offset LCFS deficits, and which increase over time. Fluctuations in the price of LCFS credits or the number of LCFS credits assigned will have a significantly greater impact on the success of our dairy farm project than the value that RINs have on our landfill facilities. A significant decline in the value of LCFS credits could require us to incur an impairment charge on our dairy farm project and could adversely affect our business, financial condition and results of operations.

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
We expect future acquisitions of companies, purchases of assets and other strategic relationships to be an important part of our growth strategy. We plan to use acquisitions to expand our capabilities, expand our geographic markets, add experienced management and add to our project portfolio. However, we may not be able to identify suitable acquisition or investment candidates, reach agreements with acquisition targets on acceptable terms or arrange for any required financing for an acquisition on acceptable terms, any of which would materially impact our present strategy. While we perform due diligence on prospective acquisitions, we may not be able to discover all potential operational deficiencies in such projects. Further, if we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including:

•	the purchase prices we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;

•	we may find that the acquired companies or assets do not improve our customer offerings or market position as planned;

•	we may have difficulty integrating the operations and personnel of the acquired companies;

•	key personnel and customers of the acquired companies may terminate their relationships with the acquired companies as a result of or following the acquisition;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•	we may experience delays in construction and development or regulatory approvals impacting of our Pico or Montauk Ag development cycle;

•	we may incur additional costs and expenses related to inflation, complying with additional laws, rules or regulations in new jurisdictions;

•
we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically diverse enterprises;

•	we may incur one-time write-offs or restructuring charges in connection with an acquisition;

•	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

•	we may not be able to realize the cost savings or other modeled financial benefits we anticipated.

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
The operations and financial performance of projects in the renewable energy sectors may be affected by the prices of energy commodities, such as natural gas, wholesale electricity and other energy-related products. For example, the price of renewable energy resources changes in relation to the market prices of natural gas and electricity. The market price for natural gas is sensitive to cyclical demand and capacity supply, changes in weather patterns, natural gas storage levels, natural gas production levels, general economic and geopolitical conditions (including the current conflict in Ukraine) and the volume of natural gas imports and exports. The market price of electricity is sensitive to cyclical changes in demand and capacity supply, and in the economy and geopolitical conditions (including the current conflict in Ukraine), as well as to regulatory trends and developments impacting electricity market rules and pricing, transmission development and investment to power markets within the United States and in other jurisdictions through interconnects and other external factors outside of the control of renewable energy power-producing projects. Volatility of commodity prices also creates volatility in the prices of Environmental Attributes, since the value of D3 RINs is linked to the price of CWCs, which are inversely affected by the wholesale price of unleaded gasoline. In addition, volatility of commodity prices, such as the market price of gas and electricity, may also make it more difficult for us to raise any additional capital for our renewable energy projects that may be necessary to operate, to the extent that market participants perceive that a project’s performance may be tied directly or indirectly to commodity prices. Accordingly, the potential revenues and cash flows of these projects may be volatile and adversely affect the value of our investments.
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
To the extent we are able to hedge our RNG revenues, our hedging transactions expose us to the risk that a counterparty fails to perform under a derivative contract. Volatility in the market index to which we hedge our RNG revenues could expose us to variability in our commodity based revenues. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and we may not be able to realize the benefit of the derivative contract. Any default by the counterparty to these derivative contracts when they become due would adversely affect our business, financial condition and results of operations.
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
Regulatory Risks
The reduction or elimination of governmental economic incentives for renewable energy projects or other related policies could adversely affect our business, financial condition and results of operation.
We depend, in part, on Environmental Attributes, which are federal, state and local government incentives in the United States, provided in the form of RINs, RECs, LCFS credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy. RINs are created through the RFS program administered by the EPA, which requires transportation fuel sold in the United States to contain a minimum volume of renewable fuel and permits refineries and importers of transportation fuel to satisfy their RVOs by purchasing either (i) D5 RINs and cellulosic waiver credits (“
CWCs
”) or (ii) D3 RINs. RECs are created through state law requirements for utilities to purchase a portion of their energy from renewable energy sources. 62% and 60% of our revenues for 2021 and 2020, respectively, were generated from the sale of Environmental Attributes. These government economic incentives could be reduced or eliminated altogether, or the categories of renewable energy qualifying for such government economic incentives could be changed. These renewable energy program incentives are subject to regulatory oversight and could be administratively or legislatively changed in a manner that could adversely affect our operations. Further, the generation of LCFS credits on our dairy farm project is expected to increase the percentage of our revenues generated from Environmental Attributes. Reductions in, changes to, or eliminations or expirations of governmental incentives could result in decreased demand for, and lower revenues from, our projects. Changes in the level or structure of the RPS of a state for electricity could also result in a decline in our revenues or decreased demand for, and lower revenues from, our electricity projects.
We may be unable to obtain, modify or maintain the regulatory permits, approvals and consents required to construct and operate our projects.
Our operations are subject to various federal, state and local EHS laws and regulations, including those relating to the release, emission or discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and wastes, the health and safety of our employees and other persons, and the generation of RINs and LCFS credits.
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
New laws, changes to existing laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our plants. Present and future environmental laws and regulations, and interpretations of those laws and regulations, applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition. In January 2021, President Biden issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies and to address climate change. The federal agencies review of previous agency actions remain ongoing. In January 2021, President Biden also issued an executive order solely targeting climate change. Pursuant to these executive orders, on February 19, 2021 the United States formally rejoined the Paris Climate Agreement, an international treaty that provides for the cutting of carbon emissions every five years, beginning in 2023. At this time, we cannot predict the outcome of any of these executive actions on our operations.
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
In order to construct, modify and operate our projects, we will need to obtain or may need to modify numerous environmental and other regulatory permits, approvals and consents from federal, state and local governmental entities, including air permits, wastewater discharge permits, stormwater permits, permits or consents related to the management of municipal solid waste landfills and permits or consents related to the management and disposal of waste. A number of these permits, approvals and consents must be obtained prior to the start of development of a project. Other permits, approvals and consents are required to be obtained at, or prior to, the time of first commercial operation or within prescribed time frames following commencement of commercial operations. Any failure to successfully obtain or modify the necessary environmental and other regulatory permits, approvals and consents on a timely basis could delay the construction, modification or commencement of commercial operation of our projects. In addition, once a permit, approval or consent has been issued or acquired for a project, we must take steps to comply with the conditions of each permit, approval or consent conditions, including conditions requiring timely development and commencement of the project. Failure to comply with certain conditions within a permit, approval or consent could result in the revocation or suspension of such permit, approval or consent; the imposition of penalties; or other enforcement action by governmental entities. We also may need to modify permits, consents or approvals we have already obtained to reflect changes in project design or requirements, which could trigger a legal or regulatory review under a standard more stringent than the standard under which the permits, approvals or consents were originally issued.
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
In addition, in June 2019, the EPA issued the final Affordable Clean Energy (“
ACE
”) rule and repealed the Clean Power Plan (the “
CPP
”), which had previously established standards to limit carbon dioxide emissions from existing fossil-fueled power generation facilities. Under the ACE rule, emissions from electric utility generation facilities would be regulated only through the use of various “inside the fence” or onsite efficiency improvements and emission control technologies. In contrast, the CPP allowed facility owners to reduce emissions with “outside the fence” measures, including those associated with renewable energy projects. On January 19, 2021, the United States Court of Appeals for the D.C. Circuit vacated the ACE rule and remanded the rule back to EPA for reconsideration of the “best system of emission reduction.” On February 22, 2021, the

D.C. Circuit subsequently issued an order allowing EPA to promulgate new standards in lieu of reviving the CPP. On October 29, 2021 the United State Supreme Court agreed to hear an appeal of the D.C. Circuit’s decision vacating the ACE Rule. The impact of the disposition of this litigation on our operations is unclear. Moreover, it is anticipated that EPA will draft a new rule regulating GHG emissions, the impact of which on our operations is also unclear. However, in the event such new rules are promulgated and go into effect, if “outside the fence-line” measures such as renewable energy projects are allowed as offsets for certain greenhouse gas emissions, we believe such rules benefit the Company.
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
The EPA annually sets proposed RVOs for D3 RINs in accordance with the mandates established by EISA. The EPA’s issuance of timely and sufficient annual RVOs to accommodate the RNG industry’s growing production levels is necessary to stabilize the RIN market. On December 21, 2021, the EPA issued a proposed rule setting a 620 million D3 RIN volume for 2021, which is a 21% increase over proposed revised 2020 levels. There is no assurance that the EPA will finalize this proposed rule or timely set annual RVOs or that the RVOs will continue to increase or satisfy the growing receivable natural gas market. The manner in which the EPA will establish RVOs beginning in 2023, when the statutory RVO mandates are set to expire, is expected to create additional uncertainty as to RIN pricing. In addition, the EPA has exempted a number of small refineries from their RVOs through the issuance of waivers under U.S. federal law. However, in December 2021, the EPA proposed to deny more than sixty pending small refinery exemption petitions for one or more compliance years between 2016 and 2021, indicating the EPA may scrutinize future petitions more closely. Uncertainty as to how the RFS program will continue to be administered and supported by the EPA under the current presidential administration has created price volatility in the RIN market. We cannot assure you that we will be able to monetize the RINs we generate at the same price levels as we have in the past, that production shortfalls will not impact our ability to monetize RINs at favorable current pricing, and that the rising price environment will continue.
In order to benefit from RINs and LCFS credits, our RNG projects are required to be registered and are subject to regulatory audit.
We are required to register an RNG project with the EPA and relevant state regulatory agencies. Further, we qualify our RINs through a voluntary Quality Assurance Plan, which typically takes from three to five months from first injection of RNG into the commercial pipeline system. Although no similar qualification process currently exists for LCFS credits, we expect such a process to be implemented and would expect to seek qualification on a state by state basis under such future programs. Delays in obtaining registration, RIN qualification, and any future LCFS credit qualification, or CI rescoring through CARB annual audits, of a new project could delay future revenues from the project and could adversely affect our cash flow. Further, we typically make a large investment in the project prior to receiving the regulatory approval and RIN qualification. By registering each RNG project with the EPA’s voluntary Quality Assurance Plan, we are subject to quarterly third-party audits and semi-annual on-site
visits of our projects to validate generated RINs and overall compliance with the RFS program. We are also subject to a separate third party’s annual attestation review. The Quality Assurance Plan provides a process for RIN owners to follow, for an affirmative defense to civil liability, if used or transferred Quality Assurance Plan verified RINs were invalidly generated. A project’s failure to comply could result in remedial action by the EPA, including penalties, fines, retirement of RINs, or termination of the project’s registration, any of which could adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of climate change and extreme or changing weather patterns
Extreme weather patterns related to climate change could cause changes in rainfall and storm patterns and intensities, water shortages and changing temperatures, which could result in significant volatility in the supply and prices of energy. In addition, legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to capital equipment, environmental monitoring and reporting and other costs to comply with such regulations.
Furthermore, extreme weather events, such as lightning strikes, ice storms, tornados, extreme wind, hurricanes and other severe storms, wildfires and other unfavorable weather conditions or natural disasters, such as floods, fires, earthquakes, and rising sea-levels, could adversely affect the input and output commodities associated with the renewable energy sector. Such weather events or natural disasters could also require us to temporarily or permanently shut down the equipment associated with our renewable energy projects, such as our access to power and our power to biogas collection, separation and transmission systems, which would impede the ability of our projects to operate and decrease production levels and our revenue. Operational problems, such as degradation of our project’s equipment due to wear or weather or capacity limitations or outages on the electrical transmission network, could also affect the amount of energy that our projects are able to deliver. Any of these events, to the extent not fully covered by insurance, could adversely affect our business, financial condition and results of operations
These events could result in significant volatility in the supply and prices of energy. This volatility may create fluctuations in commodity or energy prices and earnings of companies in the renewable energy sectors. See “—Operational Risks—“The concentration in revenues from five of our projects and geographic concentration of our projects expose us to greater risks of production interruptions from severe weather or other interruptions of production or transmission” for additional information.
Cybersecurity and Information Technology Risks
A failure of our IT and data security infrastructure could have a material adverse effect on our business and operations.
We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. Our existing IT systems and any new IT systems may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, including during system upgrades or new system implementations, the resulting disruptions could have a material adverse effect on our business.
We and some of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of reasonable security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Such attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against. Cybersecurity incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our trade secrets, customer information, human resources information or other confidential data, including but not limited to personally identifiable information, that could have a material adverse effect on our business, financial condition, or results of operations. To the extent that any material disruptions or security breaches result in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could materially cause damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and ultimately have a material adverse effect on our business. While we have been the previous target of cyberattacks and security breaches, none of these attacks or breaches to date have had a material adverse effect on the Company. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.
Many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal data. Any compromise of our security could result in a violation of applicable domestic and foreign security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that could have a material adverse effect on our business. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future that could have a material adverse effect on our business.
We rely on the technology, infrastructure, and software applications of certain third parties in order to host or operate some of our business. Additionally, we rely on computer hardware purchased in order to operate our business. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in material errors or defects in our platforms (including causing our platforms to fail), our revenue and margins could materially decline, or our reputation and brand to be materially damaged. Additionally, we could be exposed to material legal or contractual liability, our expenses could materially increase, our ability to manage our operations could be materially interrupted, and our processes for servicing our customers could be materially impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could materially and adversely affect our business. Many of these third-party providers that attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could have a material adverse effect on our business. A failure to maintain our relationships with our third-party providers (or obtain adequate replacements), and to receive services from such providers that do not contain any material errors or defects, could adversely affect our ability to deliver effective products and solutions to our customers and adversely affect our business and results of operations.
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
We take various steps to identify and mitigate potential cybersecurity threats. As cyber incidents become more frequent and the sophistication of threat actors increases, our associated cybersecurity costs are expected to increase. Specifically, we expect to implement several incremental cybersecurity improvements over the next 12 to 24 months to enhance our defensive capabilities and resilience. Despite our ongoing and anticipated cybersecurity efforts, a successful cybersecurity incident could lead to additional material costs, including those related to the loss of sensitive information, repairs to infrastructure or capabilities essential to our operations, responding to litigation or regulatory investigations, and those related to a material and adverse impact on our reputation, financial position, results of operations, or cash flows.

Our implementation of various procedures and controls to monitor and mitigate these security threats, and to increase security for our information projects and infrastructure, may result in materially increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. Cybersecurity attacks, in particular, are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and systems and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could lead to financial losses from remedial actions, loss of business or potential liability which can have a material adverse effect on our business and results of operations.
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
We currently operate eight renewable energy projects (seven RNG projects and one Renewable Electricity project) on landfills operated by Waste Management and two RNG projects on landfills operated by Republic Services. Our projects located on Waste Management and Republic Services operated landfills represented a significant proportion of our revenue in 2021. We are dependent upon Waste Management and Republic Services to operate and maintain their landfill facilities and provide a continuous supply of waste for conversion to RNG and Renewable Electricity. Further, we consider our relationship with these landfill operators an important factor in our growth strategy for additional projects. In the event that we fall out of favor with either of these landfill operators due to a dispute, problems with our operations at one of their facilities or otherwise, the landfill operator may seek to terminate the related project and be less inclined to work with us on future projects.
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
For 2021, sales to Victory Renewables, LLC, Valero, and City of Anaheim represented approximately 13.1%, 12.4%, and 9.6%, respectively of our operating revenues. For 2020, sales to ExxonMobil, City of Anaheim, Royal Dutch Shell plc, and Victory Renewables, LLC represented approximately 15.1%, 14.4%, 14.1% and 11.3%, respectively of our operating revenues. In addition, including two of the previous customers, five customers made up approximately 44%, 81% and 67% of our accounts receivable as of December 31, 2021, 2020 and 2019, respectively. Revenues from our largest customers may fluctuate from time to time based on our customers’ business needs, market conditions or other factors outside of our control. If any of our largest customers terminates its relationship with us, such termination could adversely affect our revenues and results of operations.
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

The Amended Credit Agreement consists of an $80.0 million principal amount term loan and a $120.0 million revolving credit line that matures in December 2026. The Amended Credit Agreement may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace it on acceptable terms, or at all. Under the Amended Credit Agreement, we are required to maintain:

•
as of the end of each fiscal quarter, a fixed charge coverage ratio (meaning as of any date of determination, the ratio of (a) Consolidated EBITDA (as defined in the Amended Credit Agreement) for the applicable measuring period ending on such date of determination, minus taxes paid in cash during such period, minus Tax Distributions (as defined in the Amended Credit Agreement) made on a consolidated basis (other than the excluded entities) during such period, minus consolidated maintenance capital expenditures (other than the excluded entities) during such period, to (b) Fixed Charges (as defined in the Amended Credit Agreement) for such period) of at least 1.20 to 1.00; and

•
as of the end of each fiscal quarter, a total leverage ratio (meaning as of any date of determination, the ratio of (a) Funded Debt (as defined in the Amended Credit Agreement) on a consolidated basis (other than the excluded entities) on such date to (b) Consolidated EBITDA (as defined in the Amended Credit Agreement) for the four preceding fiscal quarters then ending, all as determined on a consolidated basis in accordance with GAAP of not more than 3.50 to 1.00 as of the end of any fiscal quarter from December 31, 2021 through June 29, 2023, 3.25 to 1.00 as of the end of any fiscal quarter from June 30, 2023 through June 29, 2024, and 3.00 to 1.00 as of the end of any fiscal quarter from June 30, 2024 and thereafter.

Consolidated EBITDA, as used in the Amended Credit Agreement, may be calculated differently than EBITDA or Adjusted EBITDA, as used in this report. Consolidated EBITDA is defined under the Amended Credit Agreement as net income plus (a) income tax expense, (b) interest expense, (c) depreciation, depletion, and amortization expense,
(d) non-cash
unrealized derivative expense, (e) any extraordinary, unusual, or non-recurring
adjustments to certain components of operating income, as agreed upon by Comerica in certain circumstances, and (f) any non-cash
unrealized derivative income during such period, and various extraordinary, unusual, non-recurring
or
non-cash
income or expenses and/or gains or losses included in determining our operating profit or loss or net income, as defined in the agreement, subject to approval of the agent. Additional information on Consolidated EBITDA as used in the Amended Credit Agreement can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Liquidity and Capital Resources.”
The Amended Credit Agreement also requires, for any fiscal quarter, that (a) the average monthly D3 RIN price (as determined in accordance with the Amended Credit Agreement) be not less than $0.80 per RIN, (b) the consolidated EBITDA for such quarter be not less than $6,000,000, and (c) the Total Liabilities to Tangible Net Worth Ratio (as defined in the Amended Credit Agreement), on a consolidated basis, shall not exceed 2.0 to 1.0
Our failure to comply with these covenants could result in the declaration of an event of default and cause us to be unable to borrow under the Amended Credit Agreement. In addition to preventing additional borrowings under the Amended Credit Agreement, an event of default, if not cured or waived, could result in the acceleration of the maturity of indebtedness outstanding under the facility, which would require us to immediately repay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, or at all. As of December 31, 2021, we were in compliance with all covenants.
The substitution of BSBY for LIBOR under our Amended Credit Agreement may adversely affect our business, financial condition and results of operations.
As a result of the expectation that the publication of all tenors of the U.S. Dollar London Inter-Bank Offered Rate (“LIBOR”) will cease being published on a representative basis on June 30, 2023, our Amended Credit Agreement was amended, effective as of December 21, 2021, to substitute the Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) for LIBOR as the loan interest rate.

BSBY will, similar to LIBOR, fluctuate with changing market conditions and, as BSBY increases, our interest expense will mechanically increase. The market transition away from LIBOR to alternative reference rates, including the conversion of our Amended Credit Agreement to BSBY, is complex and could have a range of adverse effects on our business, financial condition, and results of operations. In particular, increased interest rate expense could adversely affect our cash flow and our ability to service our indebtedness and fund our operations.
The methodology for calculating BSBY differs from the methodology for calculating LIBOR, and BSBY is not expected to be the economic equivalent of LIBOR. Although Bloomberg and ICE Benchmark Administration have publicly stated that BSBY and LIBOR each attempt to approximate unsecured wholesale funding costs for major global banking institutions, the methodologies for calculating such rates differ. As a result of such differences in methodology, among other factors, it is possible that BSBY will perform differently from LIBOR in future periods and could be more volatile than LIBOR. BSBY is one of a new series of reference rates, and the future performance of BSBY cannot be predicted based on its limited historical performance and other available information. Additionally, there can be no assurance that BSBY or any other available alternative reference rates will attain market acceptance as replacements for LIBOR. Certain regulatory authorities have also indicated that BSBY may suffer from the same or similar deficiencies that caused the expected demise of LIBOR.
Our Amended Credit Agreement includes language that, upon the occurrence of certain triggers (including, among other things, regulatory restrictions on the use of BSBY and a protracted lack of requisite data), would replace BSBY with an interest rate determined by reference to the secured overnight financing rate (“SOFR”). SOFR is calculated every business day by the Federal Reserve Bank of New York and represents a broad measure of the cost on the previous business day of borrowing cash overnight collateralized by Treasury securities. This “nearly risk-free rate” is not the economic equivalent of BSBY and, consequently, there can be no assurance that SOFR will perform in the same way as BSBY. The use of SOFR or another alternative reference rate could cause the interest rates on our borrowings under our Amended Credit Agreement to be materially different than expected, which could in turn have an adverse effect on our financial position, results of operations and liquidity and cause us to attempt to renegotiate such credit facilities.
To the extent we hedge our BSBY interest rate risk (typically with swaps), any successor to BSBY under such swaps may not match the successor under our Amended Credit Agreement, and the triggers and/or timing of the transition may also differ. Additionally, the effectiveness of a hedge is conditioned on the continued viability of the counterparty and any exercise of remedies upon a counterparty default may result in credit losses or require that a termination payment be made to the defaulting counterparty in an amount equal to the value of the swap.
We may be required to
write-off
or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which would harm our earnings.
In accordance with GAAP, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, project development costs, interest costs related to project financing and certain energy assets. In addition, we have considerable unamortized assets. In 2021, we recorded impairment charges of $0.8 million related to the ongoing Renewable Electricity facility decommissioning and $0.4 million related to certain assets at one RNG facility. In 2020, we recorded impairment charges of $0.3 million related to our digester joint venture. In 2019, we recorded impairment charges of $0.9 million, $0.8 million and $0.8 million related to one digester joint venture, one RNG facility, and one Renewable Electricity facility, respectively. In addition, from time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (i) any operation or other asset that is being sold, permanently shut down, impaired or has not generated or is not expected to generate sufficient cash flow; (ii) any pending acquisition that is not consummated; (iii) any project that is not expected to be successfully completed; and (iv) any goodwill or other intangible assets that are determined to be impaired. A material write-off
or impairment change could adversely affect our ability to comply with the financial covenants under the Amended Credit Agreement, and otherwise adversely affect our business, financial condition and results of operations.

Our ability to use our U.S. net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of December 31, 2021, we had U.S. federal net operating loss (“
NOL
”) carryforwards of approximately $73.6 million, of which $32.9 million were incurred prior to the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the “
Tax Act
”) and, therefore, can be carried forward for 20 years to fully offset taxable income in a future year, and of which $40.7 million were incurred in 2018 or later taxable years and, therefore, can generally be carried forward indefinitely to offset 80% of taxable income in a future year. The CARES Act temporarily lifts the 80% limitation, allowing us to use our NOLs to offset 100% of our taxable income for our 2018, 2019, and 2020 taxable years. Our NOL carryforwards incurred in 2017 or earlier taxable years expire between 2027 and 2037, while our NOL carryforwards incurred in 2018 or later taxable years survive indefinitely. Our ability to utilize our U.S. NOL carryforwards is dependent upon our ability to generate taxable income in future periods.
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
In addition, our U.S. NOL carryforwards and certain other tax attributes may be limited if we have experienced or experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “
Code
”), which generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our shares increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling period that begins on the later of three years prior to the testing date and the date of the last ownership change. Similar rules may apply under state tax laws. Previous issuances and sales of MNK’s ordinary shares or of our common stock, and future issuances and sales of our common stock (including certain transactions involving our common stock that are outside of our control) could have caused or could cause an “ownership change.” If an “ownership change” either had occurred or were to occur, Section 382 of the Internal Revenue Code of 1986, as amended (the Code) would impose an annual limit on the amount of pre-ownership
change NOL carryforwards and other tax attributes we could use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing certain tax attributes to expire unused. It is possible that such an ownership change could materially reduce our ability to use our U.S. NOL carryforwards or other tax attributes to offset taxable income, which could adversely affect our profitability.
Emerging Growth Company Risks
For as long as we are an emerging growth company, we will not be required to comply with certain requirements that apply to other public companies.
We are an emerging growth company, as defined in the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years following the completion of the IPO, we, unlike other public companies, will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation and any golden-parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “
Securities Act
”), for adopting new or revised financial accounting standards. We intend to take advantage of the longer
phase-in
periods for the adoption of new or revised financial accounting standards permitted under the JOBS Act until we are no longer an emerging growth company. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.
We will remain an emerging growth company for up to five years after the IPO, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our common stock held by non-affiliates,
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
We previously identified a material weakness in our internal control over financial reporting which has since been remediated. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
During the preparation of our interim financial statements in connection with the IPO, as well as the preparation of our year-end financial statements for the year ended December 31, 2020, we and our independent public accounting firm identified a material weakness in internal control over financial reporting. The material weakness related to inadequate procedures and controls with respect to complete and accurate recording of inputs to the consolidated income tax provision and related accruals.
The identified control deficiencies could have resulted in a misstatement of our accounts or disclosures that could have resulted in a material misstatement of our annual or interim consolidated financial statements that would not have been prevented or detected, and accordingly, we determined that these control deficiencies constituted a material weakness. We have since completed the necessary testing and have determined that the material weakness has been remediated as of December 31, 2021.
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
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our businesses;

•	success or failure of our business strategies;

•	our quarterly or annual earnings or those of other companies in our industries;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company or our industry;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in senior management or key personnel;

•	changes in laws and regulations (including energy, environmental and tax laws and regulations) affecting our business;

•	natural disasters, health-related crises, and weather conditions disrupting our business operations;

•	the trading volume of our common stock;

•	changes in capital gains taxes and taxes on dividends affecting stockholders;

•	identification of material weaknesses or otherwise failing to maintain effective internal controls; and

•	changes in the anticipated future growth rate of our business.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the price of the IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. Additionally, pursuant to the terms of the Amended and Restated Promissory Note, MNK is required to use the proceeds from any sale of the 800,000 shares of our common stock previously pledged as security for MNK’s loan obligations to repay the amounts due under the Amended and Restated Promissory Note. These sales may have a downward impact on the prevailing market price of our common stock. MNK is currently evaluating a number of options to complete the sale of these shares including but not limited to register sale or underwritten offering in the US, direct sale to a South African investor, or extending the term of the loan. We also have default provisions in the underlying note whereby MNK can satisfy the note by delivering the shares back to us as permitted by applicable law. We are unable to predict the timing of or the effect that such sales, by MNK or by other shareholders, may have on the prevailing market price of our common stock.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us. Securities and industry analysts do not currently, and may never, publish research focused on us. If no securities or industry analysts commence coverage of us, the price and trading volume of our common stock likely would be adversely affected. If securities or industry analysts initiate coverage and one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our company, our common stock share price would likely decline. If analysts publish target prices for our common stock that are below historical sales prices or the then-current public price of our common stock, it could cause our stock price to decline significantly. Further, if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and intend to rely on, exemptions and relief from certain governance requirements.
Certain stockholders, which are Messrs. Copelyn’s and Govender’s respective affiliates, have entered into a Consortium Agreement whereby the parties thereto agreed to act in concert with respect to voting our common stock in the election of directors, among other matters. The parties to the Consortium Agreement beneficially owned, in the aggregate, approximately 52.3% of our common stock as of February 28, 2022. These stockholders agreed to act in concert with respect to voting our common stock, including in the election of directors, among other matters. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

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
Pursuant to our Amended and Restated Certificate of Incorporation, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“
DGCL
”), our Amended and Restated Certificate of Incorporation, or our Amended and Restated Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. We refer to this provision in our Amended and Restated Certificate of Incorporation as the Delaware Forum Provision. The Delaware Forum Provision does not apply to any claim arising under the Securities Act or the Exchange Act. Furthermore, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts are, to the fullest extent permitted by law, the sole and exclusive forum for any action asserting a claim arising under the Securities Act. We refer to this provision in our Amended and Restated Certificate of Incorporation as the Federal Forum Provision. Any person or entity purchasing or otherwise acquiring an interest in any of our securities shall be deemed to have notice of and to have consented to the Delaware Forum Provision and the Federal Forum Provision, provided, however, that such security holders cannot and will not be deemed to have waived compliance with the U.S. federal securities laws and the rules and regulations thereunder.
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
Two of our directors, all of our executive officers and all of our operating assets reside in the United States. Certain of our directors, including John A. Copelyn, Theventheran (Kevin) G. Govender, Mohamed H. Ahmed and Yunis Shaik are residents of South Africa. Another director, Michael A. Jacobson, is a resident of Australia. As a result, it may not be possible for you to effect service of legal process, within the United States or elsewhere, upon certain of our directors, including matters arising under U.S. federal securities laws. This may make it difficult or impossible to bring an action against these individuals in the United States in the event that a person believes that their rights have been violated under applicable law or otherwise. Even if an action of this type is successfully brought, the laws of the United States and of South Africa or Australia may render a judgment unenforceable.
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
Our principal executive office is located in Pittsburgh, Pennsylvania. We lease a 10,874 square foot office space at this site for approximately $21,500 per month pursuant to a lease which expires on December 31, 2022. The Company has signed a lease for approximately 24,000 square feet of office space which takes into consideration the future growth plans of the Company. The term of the lease is for approximately ten years, includes annual rent increases, and has a monthly payment of approximately $43,000 per month during the first full year beginning in 2023.
We also lease an 8,400 square foot regional office and warehouse to service our sites in Houston, Texas, pursuant to a lease which expires on December 31, 2022, for approximately $4,100 per month. We have not commenced negotiations for renewal of our lease at our Houston, Texas regional office. We also have a lease for nominal office space expiring during 2022 for Montauk Ag in Greensboro, North Carolina which we currently do not expect to renew. We currently own and operate 15 projects, 12 of which are RNG projects and three of which are Renewable Electricity projects. See “Item 1. Business—Our Current Operating Portfolio” for further descriptions of our projects, which information is incorporated into this item by reference.

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
Holders of Montauk Common Stock
As of March 5, 2022, there were 11 holders of record of 141,034,067 shares of Montauk common stock outstanding as of such date. The number of holders of record of Montauk common stock does not reflect the number of beneficial holders whose shares are held by depositaries, brokers or other nominees.
Performance Graph
The following stock performance graph compares our total stock return with the total return for (a) NASDAQ Composite Index and (b) an industry peer group. Our 2021 peer group, which is comprised of companies that we believe have comparable characteristics and are in the same industry or line-of-business,
consists of Aemetis Inc., Clean Energy Fuels Corp., Gevo Inc., Archaea Energy, Inc., and Renewable Energy Group Inc. The graph assumes that on January 22, 2021, the date our common stock began trading on the Nasdaq Capital Market, $100 was invested in our common stock and in each index based on the closing market price on that day and that all dividends were reinvested. The returns shown are based on historical events and are not intended to suggest future performance.
The following performance graph and related information is being furnished and shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it into reference into such filing.

	1/22/21	1/21	2/21	3/21	4/21	5/21	6/21	7/21	8/21	9/21	10/21	11/21	12/21
Montauk Renewables, Inc.	100.00	96.72	123.43	116.49	88.62	93.54	73.87	66.92	79.65	108.29	107.52	91.71	98.84
NASDAQ Composite	100.00	101.44	102.47	102.95	108.55	106.98	112.92	114.26	118.92	112.66	120.88	121.28	122.18
Peer Group	100.00	93.65	94.33	94.26	76.36	72.87	77.55	67.46	62.92	68.28	77.19	64.34	55.44
Dividend Policy
The Company did not pay any dividends in the fiscal year ended December 31, 2021 and currently intends to retain future earnings, if any, to finance the operations, growth and development of its business. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness and the DGCL. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, and other factors that our Board of Directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form
10-K
regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Issuer Repurchases of Equity Securities
None.
Use of Proceeds from Sale of Registered Securities
On January 21, 2021, our Registration Statement on Form
S-1,
as amended (File
No. 333-251312)
(the “
Registration Statement
”), was declared effective by the SEC in connection with the IPO. The underwriter for the IPO was Roth Capital Partners. A total of 3,399,515 shares of our common stock were sold pursuant to the Registration Statement, which was comprised of (1) 2,702,500 shares of new common stock issued by the Company and (2) 697,015 shares of the Company’s common stock held by MNK. The 3,399,515 shares were sold at an offering price of $8.50 per share and resulting in net proceeds to the Company of approximately $15.0 million, after deducting the underwriting discount of approximately $1.6 million and offering expenses payable by the Company of approximately $6.2 million.
The IPO closed on January 26, 2021. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
From the closing of the IPO through December 31, 2021, approximately $11.2 million of the net proceeds from the IPO have been used by Montauk in connection with due diligence and the consummation of the Montauk Ag Asset Acquisition in May 2021, the purchase of the real-estate and property in October 2021 related to Montauk Ag, and subsequent development activities related to Montauk Ag Renewables. An immaterial amount has been used relating to other possible acquisitions and projects. The remaining net proceeds of approximately $3.8 million is held as cash.
Recent Sales of Unregistered Securities
None.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form
10-K.
The historical consolidated financial data discussed below reflects the historical results of operations and financial position of Montauk USA, prior to the Equity Exchange on January 4, 2021. The consolidated financial statements of Montauk USA became our historical financial statements for the periods prior to the Equity Exchange.
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
Recent Developments
Montauk Ag Asset Acquisition
On May 10, 2021, the Company, through a newly formed wholly-owned subsidiary Montauk Ag, completed a series of transactions with Joseph P. Carroll, Jr. (“Carroll”), Martin A. Redeker (“Redeker”) and certain of their affiliates to purchase identified assets related to developing technology to recover residual natural resources from waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes in order to produce high quality renewable natural gas, bio-oil
and biochar (the “Montauk Ag Renewables Acquisition”). The assets acquired include real property, intellectual property, mobile equipment, and other equipment related to operating the business. The real property includes the purchase of an approximate 9.35 acre parcel in Duplin County, North Carolina.
The purchase price, excluding acquisition costs, for the Montauk Ag Renewables Acquisition consisted of (i) $3,801 paid in cash on May 10, 2021 (minus certain costs and indebtedness) and (ii) two restricted stock awards, in equal amounts, granted under the MRI EICP, with an aggregate value not to exceed $12,500, awarded to each of Messrs. Carroll and Redeker in connection with their respective employment with the Company following the closing of the Montauk Ag Renewables Acquisition (the “RS Awards”). For more information about the RS Awards, see Note 15 to our audited consolidated financial statements.
During the third quarter of 2021, we continued to execute on our plans for the Montauk Ag Renewables Acquisition. In August 2021, we were granted a patent over 24 specific aspects of continuous-feed, closed-loop reactor technology acquired in the acquisition. We believe that the reactor enables near-zero-emissions
conversion of agricultural waste into multiple
non-fossil,
renewable-fuel alternatives, is capable of producing multiple units of renewable energy for each unit of conventional energy consumed and is capable of sequestering multiple tons of greenhouse gas equivalent emissions (CO2e) for every ton emitted. We expect the reactor, with certain enhancements, to better address some of the environmental challenges of industrial agriculture, including lagoon capacity constraints, watershed contamination, odor issues, nutrient abundances and containment and disposal of animal waste, regardless of location or size. The reactor is operational and while we continue to make improvements to the reactor to optimize its functionality, we do not currently expect this facility to be commissioned with these improvements during 2022.
In the fourth quarter of 2021, we also closed on a $5,447 transaction to acquire approximately 146 acres and an existing approximately 500,000 square foot structure which we plan to use as we expand the production processes purchased in the Montauk Ag Renewables Acquisition. We have also executed master services agreements that provides access to waste feedstock biogas production. The feedstock will be sourced from swine waste located at our farming partner locations. We do not currently expect the revenues from these agreements to be material.
We are at the beginning stages of developing the opportunities associated with Montauk Ag and can give no assurances that our plans related to this acquisition will meet our expectations. We continue to design and plan for the development of the facility to be used for Montauk Ag production. We do not currently expect significant production to commence during 2022 related to the current development timeline. As we commission and increase our production capabilities, we intend to add farms to this agreement as feedstock sources, which has the potential to secure more feedstock for our facility.
Amendment to Pico Feedstock Agreement
During the second quarter of 2021, we completed an amendment to our Pico feedstock agreement (“Pico Feedstock Amendment”). The amendment will increase the amount of feedstock supplied to the facility for processing over a one to three-year period. We paid $1,000 in cash at the time of closing the amendment.
During the third quarter of 2021, and as part of our overall capacity expansion at the Pico facility, we undertook significant efforts to improve the performance of the existing digestion process at our Pico facility. We have temporarily idled RNG production at this facility in order to clean out settled solids in the digester, replace the cover of the digester, and make various other efficiency improvements. We incurred nonrecurring expenses of approximately $1,100 related to this project in addition to the $288 in asset disposal recognized during the third quarter of 2021 and approximately $325 in expected capital costs related to this project.
After the improvements were completed, production volumes have more than doubled in first quarter of 2022. As of December 31, 2021, we recorded an increase to the Pico earn-out
liability of approximately $801 within royalties, transportation, gathering and production fuel based on our current estimate of expectations under this obligation. The improvement project has impacted the timeline for modeling Pico’s initial CI Score pathway model and subsequent auditing approval by CARB. We did not receive a temporary CI pathway in 2021 and were not able to generate LCFS credit revenue on 2021 production. We will be storing 2022 production while CARB completes its CI Score Pathway. We expect to receive the results of this approval during the second half of 2022. However, we do not currently expect to receive LCFS credit revenue on 2022 production until 2023.

Key Trends
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
Key drivers for the long-term growth of RNG include the following factors:

•
Regulatory or policy initiatives, including the federal RFS program and state-level low-carbon fuel programs in states such as California and Oregon, that drive demand for RNG and its derivative Environmental Attributes (as further described below).

•
Efficiency, mobility and capital cost flexibility in RNG operations enable it to compete successfully in multiple markets. Our operating model is nimble, as we commonly use modular equipment; our RNG processing equipment is more efficient than its fossil-fuel correlates.

•
Demand for compressed natural gas (“CNG”) from natural gas-fueled vehicles. The RNG we create is pipeline-quality and can be used for transportation fuel when converted to CNG. CNG is commonly used by medium-duty fleets that are close to fueling stations, such as city fleets, local delivery trucks and waste haulers.

•	Regulatory requirements, market pressure and public relations challenges increase the time, cost and difficulty of permitting new fossil fuel-fired facilities.
Factors Affecting Our Future Operating Results:
Conversion of Electricity Projects to RNG Projects:
We periodically evaluate opportunities to convert existing facilities from Renewable Electricity to RNG production. These opportunities tend to be most attractive for any merchant electricity facilities given the favorable economics for the sale of RNG plus RINs relative to the sale of market rate electricity plus RECs. This strategy has been an increasingly attractive avenue for growth since 2014 when RNG from landfills became eligible for D3 RINs. However, during the conversion of a project, there is a gap in production while the electricity project is offline until it commences operation as an RNG facility, which can adversely affect us. This timing effect may adversely affect our operating results as a result of our potential conversion of Renewable Electricity projects. Upon completion of a conversion, we expect that the increase in revenue upon commencement of RNG production will more than offset the loss of revenue from Renewable Electricity production. Historically, we have taken advantage of these opportunities on a gradual basis at our merchant electricity facilities, such as Atascocita and Coastal Plains.
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

Regulatory, Environmental and Social Trends
Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. On December 7, 2021, the EPA issued a proposed rule modifying the RVOs for 2020 and setting the RVOs for 2021 and 2022. In addition, the proposed rule included the addition of a supplemental volume of renewable fuel in 2022 to address the United States Court of Appeals for the D.C. Circuit’s 2017 remand of the 2013-2016 standards and laid out a proposed regulatory framework to allow biointermediates to be included in the program. The manner in which the EPA will establish RVOs beginning in 2023, when the statutory RVO mandates are set to expire, is expected to create additional uncertainty as to RIN pricing. Further changes to the CI score assigned to a project upon its renewal or a change in the way CARB develops the CI score for a new project could significantly affect the profitability of a project, particularly in the case of a livestock farm project.
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

•
Renewable Natural Gas Revenues:
We record revenues from the production and sale of RNG and the generation and sale of the Environmental
Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take
counterparties as consideration for such counterparties using the RNG as a transportation fuel. We monetize a portion of our RNG production under fixed-price and counterparty sharing agreements, which provide floor prices in excess of commodity indices and sharing percentages of the monetization of Environmental Attributes. Under these sharing arrangements, we receive a portion of the profits derived from counterparty monetization of the Environmental Attributes in excess of the floor prices. These arrangements are currently set to expire during 2022 and we are in negotiations to replace these arrangements.

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

•
A 2021 cold weather event impacted our Atascocita, Galveston, McCarty, and Coastal Plains facilities located in Texas. Production at these facilities was temporarily idled due to the loss of power from February 14 through February 20, 2021 and force majeure events were declared by certain of our counter-parties or by us for the period February 12 through February 22, 2021 related to these weather events. Operations at these facilities have subsequently resumed.

•
The landfill host at our McCarty facility recently changed its wellfield collection system which has contributed to elevated nitrogen in the feedstock received by our facility. Additionally, the landfill host modified the wellfield bifurcation approach which has impacted the quantity of feedstock received at the facility. We are working with the landfill host but have currently experienced lower volumes of feedstock available to be processed at the McCarty facility. We expect lower than historical volumes through 2022.

•
Our Pico facility has resumed operations and we expect all ramp up activities to be completed by the second quarter of 2022. Our improvement project has impacted the timeline related to modeling the CI Score pathway model. 2022 production will be stored until CARB completes its CI Score Pathway. We do not currently expect to receive LCFS credit revenue on 2022 production until 2023.

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
The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we only sell RINs in the calendar year they are generated in the following calendar year. We did not forward sell a significant portion of expected 2022 RIN generation and our current 2022 RIN commitments are at an average D3 RIN price of approximately $3.40 with commitments through June 2022. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments.
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

•
General and Administrative Expenses:
General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. We expect increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2022. The Company accounts for stock-based compensation related to grants made through its equity and incentive compensation plan under FASB ASC 718. For more information, see Note 15 to our audited consolidated financial statements.

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

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

(in thousands, unless otherwise indicated)	For the year ended December 31,
	2021	2020	Change	Change%
Revenues
Renewable Natural Gas Total Revenues	$131,803	$83,236	$48,567	58.3%
Renewable Electricity Generation Total Revenues	$15,449	$16,665	$(1,216)	(7.3)%

RNG Metrics
CY RNG production volumes (MMBtu)	5,688	5,746	(58)	(1.0)%
Less: Current period RNG volumes under fixed/floor-price contracts	(1,596)	(2,009)	413	(20.5)%
Plus: Prior period RNG volumes dispensed in current period	353	266	87	32.7%
Less: Current period RNG production volumes not dispensed	(372)	(353)	(19)	5.4%
Total RNG volumes available for RIN generation(1)	4,073	3,650	423	11.6%

RIN Metrics
Current RIN generation ( x 11.727)(2)	47,758	42,809	4,949	11.8%
Less: Counterparty share (RINs)	(5,124)	(4,701)	(423)	9.0%
Plus: Prior period RINs carried into CY	110	1,330	(1,220)	(91.7)%
Less: CY RINs carried into next CY	(140)	(99)	(41)	41.4%
Total RINs available for sale(3)	42,604	39,339	3,265	8.3%
Less: RINs sold	(42,604)	(39,335)	(3,269)	8.3%
RIN Inventory	0	3	(3)	(100.0)%
RNG Inventory (volumes not dispensed for RINs)(4)	372	352	20	5.7%
Average Realized RIN price	$1.91	$1.31	$0.60	45.8%

Operating Expenses
Renewable Natural Gas Operating Expenses	$65,046	$50,092	$14,954	29.9%
Operating Expenses per MMBtu (actual)	$11.44	$8.72	$2.72	31.2%
Renewable Electricity Generation Operating Expenses	$12,177	$11,555	$622	5.4%
$/MWh (actual)	$66.56	$62.13	$4.43	7.1%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	183	186	(3)	(1.6)%
Average Realized Price $/MWh (actual)	$84.45	$89.60	$(5.15)	(5.7)%

(1)
RINs are generated in the month that the gas dispensed to generate RINs, which occurs the month after the gas is produced. Volumes under fixed/floor-price arrangements generate RINs which we do not self-market.

(2)	One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)	Represents RINs available to be self-marketed by us during the reporting period.
(4)	Represents gas production which has not been dispensed to generate RINs.

Results of Operations
Comparison of Years Ended December 31, 2021 and 2020
The following table summarizes our revenues, expenses and net income for the periods set forth below:

(in thousands, except per share data)	For the year ended December 31,
	2021	2020	Change	Change%
Total operating revenues	$148,127	$100,383	$47,744	47.5%
Operating Expenses:
Operating and maintenance expenses	49,477	43,463	6,014	13.8%
General and administrative expenses	42,552	16,594	25,958	156.4%
Royalties, transportation, gathering and production fuel	28,683	18,284	10,399	56.9%
Depreciation and amortization	22,869	22,117	752	3.4%
Gain on insurance proceeds	(332)	(3,934)	3,602	(91.6)%
Impairment loss	1,191	278	913	328.4%
Transaction costs	352	—	352	0%

Total operating expenses	$144,792	$96,802	$47,990	49.6%

Operating profit	$3,335	$3,581	$(246)	(6.9)%
Other expenses:	3,702	4,974	(1,272)	(25.6)%
Income tax expense (benefit)	4,161	(5,996)	10,157	(169.4)%

Net (loss) income	$(4,528)	$4,603	$(9,131)	(198.4)%

Revenues for the Years Ended December 31, 2021 and 2020
Total revenues in 2021 were $148,127, an increase of $47,744 (47.5%) compared to $100,383 million in 2020. The primary driver for this increase relates to an increase of 45.5% in realized RIN pricing during 2021 of $1.91 compared to $1.31 in 2020. Additionally an increase in natural gas index pricing of 46.0% in 2021 of $3.84 compared to $2.63 in 2020. We also recognized higher revenues under our counterparty sharing agreements of $7,981 in 2021 compared to 2020, primarily related to increased RIN index prices.
Renewable Natural Gas Revenues
We produced 5,688 MMBtu of RNG during 2021, a decrease of 58 MMBtu (1.0%) from the 5,746 MMBtus produced in 2020. Of the decrease in 2021 volumes, 94 MMBtus were produced from development sites commissioned during 2020. Our McCarty site produced 210 MMBtu less in 2021 compared to 2020 as a result of the collection system being hampered by increased volumes of water and process equipment failures.
Revenues from the Renewable Natural Gas segment in 2021 were $131,803, an increase of $48,567 (58.3%) compared to $83,236 in 2020. Average commodity pricing for natural gas for 2021 was 46.0% higher than the prior year. During 2021, we self-marketed 42,604 RINs, representing a 3,269 increase (8.3%) compared to 39,335 in 2020. The increase was primarily related to an offtake agreement change in 2021 providing more RNG volumes available to self market. Average pricing realized on RIN sales during 2021 was $1.91 as compared to $1.31 in 2020, an increase of 45.8%. This compares to the average D3 RIN index price for 2021 of $3.02 being approximately 102.7% higher than the average D3 RIN index price in 2020. All our RIN sales in 2021 and 2020 were priced generally on the D3 index with none based on CWC. At December 31, 2021, we had approximately 0.4 million MMBtus available for RIN generation and had approximately 0.1 million RINs generated and unsold. We had approximately 0.4 million MMBtus available for RIN generation and approximately 0.1 million RINs generated and unsold at December 31, 2020.

Renewable Electricity Generation Revenues
We produced 183 MWh in Renewable Electricity in 2021, a decrease of approximately 3 MWh (1.6%) compared to 186 MWh in 2020. In 2021, our Bowerman facility produced 152 MWh, an increase of 8 MWh (5.3%) over the 144 MWh produced in 2020. The increase is primarily driven by the California wildfires that forced the facility to temporarily shut down in October 2020. Offsetting this increase is our Security facility that had zero production in 2021 compared to 8 MWh in 2020, due to ongoing projects to restore the engines at our Security facility.
Revenues from Renewable Electricity facilities in 2021 were $15,449, a decrease of $1,216 (7.3%) compared to $16,665 in 2020. Prior to reporting Pico in RNG, Pico accounted for $707 of the decrease between 2021 and 2020. Our Security facility contributed to $442 of the decrease as a result of having zero production in 2021.
For 2021, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with the underlying PPAs, as compared to 100.0% in 2020. This provides the Company with certainty of revenues resulting from our Renewable Electricity sites.
Corporate Analysis
While we did not have any gas hedge programs in 2021, our gas hedge program during 2020 was priced at rates in excess of the actual index price, resulting in a loss of $388. During 2021, we recorded revenues of $875 related to RINs purchased in 2021. This is included within our operating revenues in the Consolidated Statement of Operations for the 2021 period. We did not have market purchased RINs during 2020.
Expenses for the Years Ended December 31, 2021 and 2020
General and Administrative Expenses
Total general and administrative expenses of $42,552 in 2021, an increase of $25,958 (156.4%) compared to $16,594 in 2020. Of the total expense in 2021, $22,421 is related to stock-based compensation expense. Excluding the impacts of stock-based compensation, general and administrative expenses increased approximately $3,336. Employee related costs, including stock-based compensation, increased approximately $21,286 (242.7%) in 2021 as compared to 2020. Additionally, our corporate insurance premiums increased approximately $2,893 (110.3%) during 2021 over 2020 period primarily related to premium increases associated with the completion of the IPO. Professional fees increased approximately $1,392 (46.8%) during 2021, primarily resulting from our successful completion of the IPO and Reorganization Transactions and ongoing costs of being a public company.
Renewable Natural Gas Expenses
Operating and maintenance expenses for our RNG facilities in 2021 were $38,114, an increase of $4,563 (13.6%) compared to $33,551 in 2020. Approximately $4,662 of the increase related to development sites commissioned during 2020. Exclusive of the effects of these development sites, operating and maintenance expenses for 2021 were $33,542, a decrease of $99 (0.3%) compared to $33,551 in 2020. In the first quarter of 2021, our Houston, TX facilities were favorably impacted by lower utility rates as a result of a weather event. Certain of our utility contracts have provisions that when we are not using utilities, the providers are able to contribute that capacity back into the market and we receive credit against our future bills. The 2021 weather event, which temporarily impacted our Texas facilities utility consumption resulted in our RNG utilities being approximately $470 lower for 2021 as compared to 2020.
Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for 2021 were $26,932, an increase of $10,391 (62.8%) compared to $16,541 in 2020. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 20.4% for 2021 from 19.9% in 2020.

Approximately $1,286 of the increase relates to development sites commissioned during 2020. Exclusive of the effects of the development sites, royalty related costs for 2021 were $25,646, an increase of $9,105 (55.0%) compared to $16,541 in 2020.
Renewable Electricity Expenses
Operating and maintenance expenses for our Renewable Electricity facilities in 2021 were $10,426, an increase of $614 (6.3%) compared to $9,812 in 2020. We reported the results of Pico within the Renewable Electricity Generation segment until October 2020. Of the total, Pico contributed $1,389 in 2020 and, exclusive of Pico, Renewable Electricity facility operating and maintenance expenses increased by $2,002 (19.2%). The increase is primarily driven by the timing of scheduled engine preventative maintenance intervals at our Bowerman facility, of approximately $2,765 higher in 2021 over 2020. Offsetting this increase is a true up of closure reserves related to Atascocita and Coastal Plains Electric facilities which have since been converted to RNG facilities, which was approximately $554.
Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for 2021 were $1,751, an increase of $8 (0.5%) compared to $1,743 in 2020 and as a percentage of Renewable Electricity Generation segment, revenues increased from 10.5% to 11.3%.
Royalty Payments
Royalties, transportation, gathering, and production fuel expenses in 2021 were $28,683, an increase of 10,399 (56.9%) compared to $18,284 in 2020. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as
20-year
contracts, providing long-term visibility into the margin impact of future royalty payments.
Depreciation
Depreciation and amortization in 2021 were $22,869, an increase of $752 (3.4%) compared to $22,117 in 2020. Of the increase, $1,612 relates to development sites commissioned during 2020.
Impairment loss
We calculated and recorded impairment losses of $1,191 for 2021, an increase of $913 (328.4%) compared to $278 for 2020. The primary driver of this increase relates to an impairment of $626 due to landfill host requesting us to decommission a previously converted electric to RNG site. Additionally, we recorded an impairment of $421 related to disposal of machinery at our Rumpke facility.
Other Expenses (Income)
Other expenses in 2021 were $3,702, a decrease of $1,272 (25.6%) compared to $4,974 in 2020. Reduced interest expense of $1,411 in 2021 compared to 2020 associated primarily with lower debt balances through 2021 before amending our credit agreement during the fourth quarter of 2021.
Income Tax Expense (Benefit)
Prior to 2018, we generated sizeable NOLs, which reduced our income tax payable for
2019. In 2020 we generated additional NOLs which can be carried forward indefinitely. In 2021, we expect to utilize NOL carryforwards. Based upon our historical pre-tax
book income and forecasts, we expect to utilize all remaining NOLs and thus have not recorded a valuation allowance against such NOLs.

Our effective income tax rate (“
ETR
”) for 2021 was an expense of 1,132.13% compared to benefit of 430.04% for the prior year period. This increased expense in the ETR is driven by low pre-tax
loss compared to the tax expense of $4,161 for 2021. Tax expense is driven by $4,382 of permanent disallowance of officers compensation under Section 162(m) of the Code.
The CARES Act and the Consolidated Appropriations Act, enacted by the United States on March 27, 2020 and December 27, 2020, respectively, did not have a material impact on our provision for income taxes for the year ended December 31, 2020 or December 31, 2021. The American Rescue Plan Act of 2021, enacted on March 11, 2021 did not have a material impact on the provision for income taxes for the year ended December 31, 2021. The Company is continuing to analyze the ongoing impact of this legislation.
Operating Profit for the Years Ended December 31, 2021 and 2020
Operating profit in 2021 was $3,335, a decrease of $246 (6.9%) compared to $3,581 in 2020. RNG operating profit for 2021 was $50,350, an increase of $28,124 (126.5%) compared to $22,226 in 2020. Renewable Electricity Generation operating loss for 2021 was $3,090, a decrease of $810 (35.5%) compared to $2,280 in 2020.
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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

	Year Ended December 31,
	2021	2020
Net (loss) income	$(4,528)	$4,603
Depreciation and amortization	22,869	22,117
Interest expense	2,928	4,339
Income tax expense (benefit)	4,161	(5,996)

Consolidated EBITDA	25,430	25,063
Impairment loss(1)	1,191	278
Transaction costs	352	—
Loss on extinguishment of debt	154	—
Net loss on sale of assets	822	320
Non-cash hedging charges	—	388

Adjusted EBITDA	$27,949	$26,049

(1)
For the year ended December 31, 2021, we recorded an impairment of $626 related to a landfill host request to decommission a previously converted RNG site. We were previously contractually obligated to maintain this facility. Additionally, we impaired $421 related to disposal of machinery at our Rumpke facility. For year ended December 31, 2020, we recorded an impairment of $278 termination of a development agreement related to our Pico project.

Liquidity and Capital Resources
Sources of Liquidity
At December 31, 2021 and 2020, our cash and cash equivalents, net of restricted cash, was $53,266 and $20,992, respectively. We intend to fund development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.
At December 31, 2021, we had debt before debt issuance costs of $80,000, compared to debt before debt issuance costs of $66,697 at December 31, 2020.
Our debt before issuance costs (in thousands) is as follows:

	December 31, 2021	December 31, 2020
Term Loans	$80,000	$30,000
Revolving Credit Facility	—	36,697

Debt before debt issuance costs	$80,000	$66,697

Amended Credit Agreement
On December 21, 2021, the Company entered into the Fourth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Amended Credit Agreement”), with Comerica Bank (“Comerica”) and certain other financial institutions. The Amended Credit Agreement, which is secured by substantially all of our assets and assets of certain of our subsidiaries, provides for a five-year $80,000 term loan and a five-year $120,000 revolving credit facility.
As of December 31, 2021, $80,000 was outstanding under the term loan and we had no outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through December 2024 and in quarterly installments of $3,000 through the maturity of December 21, 2026 with an interest rate of 2.91% and 2.96% at December 31, 2021 and 2020, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the BSBY Margin or Base Rate Margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).
The Amended Credit Agreement contains customary covenants applicable to us and certain of our subsidiaries, including financial covenants. The Amended Credit Agreement is subject to customary events of default, and contemplates that we would be in default if, for any fiscal quarter (x) the average monthly D3 RIN price (as determined in accordance with the Amended Credit Agreement) is less than $0.80 per RIN and (y) the consolidated EBITDA for such quarter is less than $6.0 million. Consolidated EBITDA is defined under the Amended Credit Agreement as net income plus (a) income tax expense, (b) interest expense, (c) depreciation, depletion, and amortization expense,
(d) non-cash
unrealized derivative expense, (e) any extraordinary, unusual, or non-recurring
cash expenses and/or losses not exceeding $500,000 in the aggregate to the extent not included in the determination of operating income on MEH’s consolidated statements of profits and loss, (f) subject to Comerica’s approval, which may be granted or withheld in its reasonable credit judgment, any extraordinary, unusual, or non-recurring cash expenses or losses to the extent not included in the determination of operating income on MEH’s consolidated statements of profits and losses exceeding $500,000 in the aggregate, (g) any extraordinary, unusual, or non-recurring non-cash expenses and/or losses not included in the determination of operating income on MEH’s consolidated statements of profits and loss, and (h) any extraordinary, unusual, or non-recurring non-cash expenses and/or losses included in the determination of operating income on MEH’s consolidated statements of profits and loss, plus, to the extent not included in the calculation of net income, the amount of dividends and distributions paid by the Excluded Entities (as defined in the Amended Credit Agreement) to MEH during such period minus the sum of (j) any non-cash unrealized derivative income during such period, (k) any extraordinary, unusual or non-recurring cash or non-cash income and/or gains not included in the determination of operating income on MEH’s consolidated statements of profits and loss, (l) any extraordinary, unusual, or non-recurring non-cash income and/or gains included in the determination of operating income on MEH’s consolidated statements of profits and loss, all as determined on a consolidated basis for MEH and its subsidiaries (excluding the Excluded Entities except where an Excluded Entity is specifically included in the calculation) in accordance with GAAP.
Under the Amended Credit Agreement, we are required to maintain the following ratios:

•
a Total Leverage Ratio (as defined in the Amended Credit Agreement) of not more than 3.50 to 1.00 as of the end of any fiscal quarter from December 31, 2021 through June 29, 2023, 3.25 to 1.00 as of the end of any fiscal quarter from June 30, 2023 through June 29, 2024, and 3.00 to 1.00 as of the end of any fiscal quarter from June 30, 2024 and thereafter.; and

•	as of the end of each fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.2 to 1.0.
As of December 31, 2021, we were in compliance with all financial covenants related to the Amended Credit Agreement.
The Amended Credit Agreement replaced our prior credit agreements with Comerica Bank and a portion of the proceeds of the term loan made under the Amended Credit Agreement were used by us to, among other things, fully satisfy an aggregate of $59,197 outstanding principal under such credit agreements. For additional information regarding the Amended Credit Agreement, see the sections entitled “Description of Indebtedness and Note 13— Debt to our audited consolidated financial statements.
Capital Expenditures
We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2022 capital expenditures to range between $10,000 and $12,000. Our 2022 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, critical spare expenditures, and other specific facility improvements. Additionally, we currently estimate that our existing 2022 development capital expenditures will range between $25,000 and $30,000. Our Amended Credit Agreement provides us with an $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy.
Cash Flow
The following table presents information regarding our cash flows and cash equivalents for years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net cash flows provided by operating activities	$42,879	$28,684
Net cash flows used in investing activities	(19,474)	(15,987)
Net cash flows provided by (used in) financing activities	8,649	(1,500)
Net increase in cash and cash equivalents	32,054	11,197
Restricted cash, end of period	347	567
Cash and cash equivalents and restricted, end of period	53,613	21,559

For the year ended December 31, 2021, we generated $42,879 million of cash from operating activities, a 49.5% increase from the prior year ended December 31, 2020 of $28,684. For the year ended December 31, 2021, income and adjustments to income from operating activities provided $46,549 compared to $22,537 in 2020. Working capital and other assets and liabilities used $3,671 in the current period compared to $6,145 on being provided in the prior year period. When we commission new sites, we invest capital to ramp up operations prior to the project generating revenue. Our net cash flows used in investing activities has historically focused on project development and facility maintenance.
For 2021, our capital expenditures were $9,986, of which approximately $2,428 were related to optimization projects at our recently commissioned facilities and $1,000 related to the Pico Feedstock Amendment. We acquired assets of $4,142, including $341 in acquisition costs for land, building, mobile equipment and other property, plant and equipment for the Montauk Ag Renewables Acquisition in North Carolina, we paid an additional $5,531, including $31 in acquisition costs, for land, land improvements and a building. For 2020, our capital expenditures were $17,646, $927, $5,860, and $2,013 relate to the construction of our Galveston, Coastal Plains, and Pico RNG facilities, respectively. We also incurred $3.5 million in capital expenditures rebuilding the failed engine at our McCarty RNG site.
Our net cash flows used in financing activities of $8,649 for 2021 increased by $10,149 compared to 2020. In 2021, the closing of our IPO provided $15,593 in proceeds after payment of commissions and expenses. The company reacquired 950,214 shared with a value of approximately $10,813 connection with withholding shares from restricted stock awards pursuant to elections make by employees under Section 83(b) of the Code related to the IPO. Additionally, during 2021 and in connection with the Distribution, we loaned $8,940 to MNK for its dividends tax liability arising under the South African Income Tax Act, 1962, as amended. As security for this loan, MNK has pledged certain of its shares in the Company to Montauk Renewables and agreed to use the proceeds from the sale of such shares to repay this loan. During 2021, we borrowed $80,000 under our revolving credit agreement to be used primarily for development capital expenditures.
Contractual Obligations and Commitments
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
The Company has contractual obligations involving asset retirement obligations. See Note 9 in the Consolidated Financial Statements for further information regarding the asset retirement obligations.
The Company has contractual obligations under our debt agreement, including interested payments and principal repayments. See Note 13 in the Consolidated Financial Statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During 2021, we had $3,905 of off-balance
sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no usage against these outstanding letters of credit. During 2020, we did not have off-balance
sheet arrangements other than outstanding letters of credit of approximately $7,145.
The Company has contractual obligations involving operating leases. See Note 19 in the Consolidated Financial Statements for further information related to the lease obligations. In 2022, the company entered into a new, ten year corporate office lease with monthly rent payments of approximately $43 per month beginning in 2023, the first full year of the lease. The lease includes annual rent increases.

The Company has other contractual obligations associated with our fuel supply agreements. The expiration of these agreements range between
5-21
years. agreements range. The minimum royalty and capital obligation associated with these agreements range from $7 to $1,380.
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
See “Risk Factors—Emerging Growth Company Risks—We have identified a material weakness in our internal control over financial reporting. We continue to implement remediation initiatives in response to this material weakness. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.”
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
The nature of the Company’s long-term contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of the Company’s influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the long-term contracts is considered fully constrained. Refer to Item 7A for an estimate of the impact of decreases in the wholesale price of gas on the Company’s operating profit.
RINs
We generate D3 RINs through our production and sale of RNG used for transportation purposes as prescribed under the RFS program. Our operating costs are associated with the production of RNG. The RINs are government incentives that are generated through our renewable operating projects and not a result of physical attributes of our RNG production. The RINs that we generate are able to be separated and sold as credits independently from the energy produced. Therefore, no cost is allocated to the RIN when it is generated. Revenue is recognized on these Environmental Attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer and transfer of control has occurred. We enter into forward commitments to transfer RINs. These forward commitments are based on D3 RIN index prices at the time of the commitment. Realized prices for RINs monetized in a year may not correspond directly to index prices due to the forward selling of commitments. Refer to Item 7A for an estimate of the impact of decreases in the realized price per RIN on the Company’s operating profit.
RECs
We generate RECs through our production and conversion of landfill methane into Renewable Electricity in various states, including California, Oklahoma, and Texas. These states have various laws requiring utilities to purchase a portion of their energy from renewable resources. Our operating costs are associated with the production of Renewable Electricity. The RECs are government incentives that are generated through our renewable operating projects and not a result of physical attributes of our renewable electricity production. The RECs that we generate are able to be separated and sold as credits independently from the electricity produced. Therefore, no cost is allocated to the REC when it is generated. Revenue is recognized on these Environmental Attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer and transfer of control has occurred.
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
See Note 14, “Income Taxes” to our audited consolidated financial statements included elsewhere in this report. We evaluate our deferred tax assets at reporting periods on a jurisdictional basis to determine whether adjustments to the valuation allowance are appropriate considering changes in facts or circumstances. As of each reporting date, management considers new evidence, both positive and negative, when determining the future realization of our deferred tax assets. We account for uncertain tax positions using a
“more-likely-than-not”
threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. Given our current level of pre-tax
earnings and forecasted future
pre-tax
earnings, we expect to generate income before taxes in the United States in future periods at a level that would fully utilize our U.S. federal NOL carryforwards and the majority of its state NOL carryforwards prior to their expiration.
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
Indefinite-lived intangible assets are not amortized and include emission allowances and land use rights. Emission allowances consist of credits that need to be applied to nitrogen oxide (“NOx”) emissions from internal combustion engines. These engines emit levels of NOx for which environmental permits are required in certain regions in the United States. Except for permanent allocations of NOx credits, allowances available for use each year are capped at a level necessary for ozone attainment per the National Ambient Air Quality Standards. We assess the impairment of intangible assets that have indefinite lives at least on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company has classified these NOx allowances as held for sale as of December 31, 2021.
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
Our assessment of the recoverability of finite-lived and indefinite-lived intangible assets is determined by performing monitoring assessment of the future cash flows associated with the underlying gas rights agreements. The cash flows estimates are performed at the operating unit level and based on the average remaining length of the gas rights agreements. Based on our analysis, we concluded the cashflows generated to be well in excess of the carrying amounts. Changes in market conditions related to the various price indexes used in estimating these cash flows could adversely effect these estimates. We perform various sensitivities around price estimates and our price estimates for certain environmental attributes are currently approximately 33-50% lower than current index prices.
Finite-Lived Asset Impairment
In accordance with FASB Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material. Based on our annual cashflow assessment conducted for monitoring potential indicators of impairment, we concluded the cashflows to be generated are significantly in excess of their carrying values of our operating sites primarily due to the lengths of the underlying gas rights agreements. Separate from our cashflows assessment, we identified discrete events and recorded impairment of $1,191 and $278 for the years ended December 31, 2021 and 2020, respectively. Based on the results of our cashflows monitoring assessment, we concluded there were no additional impairment triggering indicators. See Note 3, “Asset Impairment” to our audited consolidated financial statements included elsewhere in this report.

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
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks related to Environmental Attribute pricing, commodity pricing, changes in interest rates and credit risk with our contract counterparties. We currently have no foreign exchange risk and do not hold any derivatives or other financial instruments purely for trading or speculative purposes.
We employ various strategies to economically hedge these market risks, including derivative transactions relating to commodity pricing and interest rates. Any realized or unrealized gains or losses from our derivative transactions are reported within corporate revenue in our consolidated financial statements. For information about our realized or unrealized gains or losses with respect to our derivative transactions and the fair value of such financial instruments, see Note 10, “Derivative Instruments” and Note 11, “Fair Value of Financial Instruments” to our audited consolidated financial statements.
RIN and Environmental Attribute Pricing Risk
We attempt to negotiate the best prices for our Environmental Attributes and to competitively price our products to reflect the fluctuations in market prices. Reductions in the market prices of Environmental Attributes may have a material adverse effect on our revenues and profits as they directly reduce our revenues. To manage this market risk, we use a mix of short-, medium-, and long-term sales contracts and sell a portion of our Environmental Attributes at fixed-prices, through floor-price margin share agreements and pursuant to forward contracts with terms between one and two years. We also sell our Environmental Attributes bundled with RNG in contracts between two to five years.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to RIN prices. Our analysis, which may differ from actual results, was based on a 2022 estimated D3 RIN Index price of approximately $3.38 and our actual 2021 RINs sold. The estimated annual impact of a hypothetical 10% decrease in the average realized price per RIN would have a negative effect on our operating profit of approximately $11.5 million.
RNG and Renewable Electricity Pricing Risk
The price of RNG and Renewable Electricity changes in relation to the market prices of wholesale gas and wholesale electricity, respectively. Pricing for wholesale gas and wholesale electricity is volatile and we expect this volatility to continue in the future. Further, volatility of wholesale gas and electricity prices also creates volatility in the prices of Environmental Attributes.
We use a mix of short-, medium-, and long-term sales contracts and commodity hedging derivatives to manage our exposure to our pricing risk. In particular, during the calendar years 2020 and 2019 we entered into derivative transactions to hedge our exposure to the market price of wholesale gas. While we did not have any derivative contracts in 2021 to hedge our exposure to the market price of wholesale gas, we did enter into a 2022 derivative contract to hedge a portion of our RNG production.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the market price of wholesale gas. Our analysis. which may differ from actual results, was based on a 2022 estimated NYMEX average Index Price of approximately $4.834/MMBtu and our actual 2021 gas production sold pursuant to contracts that do not provide for a fixed or floor price. The estimated annual impact of a hypothetical 10% decrease in the market price of wholesale gas would have a negative effect on our operating profit of approximately $1.6 million.
Interest Rate Risk
In order to maintain liquidity and fund a portion of development and working capital needs, we have the Amended Credit Facility, which bears a variable interest rate based on BSBY (the Bloomberg Short-Term Bank Yield Index rate plus a margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement). We use interest rate swaps to set the variable interest rates under the Amended Credit Facility at a fixed interest rate to manage our interest rate risk.
As of December 31, 2021, we had $80.0 million outstanding under the Amended Credit Facility. Our weighted average interest rate on variable debt balances during 2021 was approximately 2.906%. We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to changes in interest rates. Based on our analysis, which may differ from actual results, a hypothetical increase in our effective borrowing rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.
Credit Risk
We have certain financial and derivative instruments that subject us to credit risk. These consist of our interest rate swaps and commodity price hedging contracts. We are exposed to credit losses in the event of non-performance
by the counterparties to our financial and derivative instruments. The estimated annual impact of a hypothetical 10% increase in the market price of wholesale gas would have a negative effect on our operating profit of approximately $1.2 million based on the terms of our outstanding commodity price hedging contract.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Montauk Renewables, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ and member’s equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Pittsburgh, Pennsylvania
March 16, 2022

MONTAUK RENEWABLES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands):	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$53,266	$20,992
Accounts and other receivables, net	9,338	5,449
Related party receivable	8,940	—
Prepaid expenses and other current assets	2,846	6,044
Assets held for sale	777	—

Total current assets	$75,167	$32,485
Non-current restricted cash	$328	$567
Property, plant & equipment, net	180,893	186,401
Goodwill and intangible assets, net	14,113	14,678
Deferred tax assets	10,570	14,822
Operating lease right-of-use assets	305	586
Other assets	5,104	3,817

Total assets	$286,480	$253,356

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$4,973	$5,964
Accrued liabilities	10,823	11,539
Current portion of operating lease liability	296	282
Current portion of derivative instruments	650	1,185
Current portion of long-term debt	7,815	9,492

Total current liabilities	$24,557	$28,462
Long-term debt, less current portion	$71,392	$56,268
Non-current portion of operating lease liability	27	320
Non-current portion of derivative instruments	189	1,075
Asset retirement obligation	5,301	5,689
Other liabilities	2,721	1,920

Total liabilities	$104,187	$93,734
Member’s equity	$—	$159,622
Common stock , $0.01 par value, authorized 690,000,000 shares; 143,584,827 shares issued at December 31, 2021; 141,015,213 outstanding at December 31, 2021	1,410	—
Treasury stock , at cost, 950,214 shares at December 30, 2021	(10,813)	—
Additional paid-in capital	196,224	—
Retained deficit	(4,528)	—

Total stockholders’ and member’s equity	182,293	159,622

Total liabilities and stockholders’ and member’s equity	$286,480	$253,356

The accompanying notes to the consolidated financial statements are an integral part of these statements.

-
7
2
-

MONTAUK RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share values):	For the year ended December 31,
	2021	2020	2019
Total operating revenues	$148,127	$100,383	$105,714
Operating expenses:
Operating and maintenance expenses	$49,477	$43,463	$39,783
General and administrative expenses	42,552	16,594	13,632
Royalties, transportation, gathering and production fuel	28,683	18,284	18,889
Depreciation and amortization	22,869	22,117	19,760
Gain on insurance proceeds	(332)	(3,934)	—
Impairment loss	1,191	278	2,443
Transaction costs	352	—	202

Total operating expenses	$144,792	$96,802	$94,709
Operating profit	$3,335	$3,581	$11,005
Other expenses (income):
Interest expense	$2,928	$4,339	$5,576
Loss on extinguishment of debt	154	—	—
Net loss on sale of assets	822	320	10
Other (income) expense	(202)	315	(47)

Total other expenses	$3,702	$4,974	$5,539
(Loss) income before income taxes	$(367)	$(1,393)	$5,466
Income tax expense (benefit)	4,161	(5,996)	(354)

Net (loss) income	$(4,528)	$4,603	$5,820

Loss per share:
Basic	$(0.03)
Diluted	$(0.03)
Weighted-average common shares outstanding
Basic	141,015,213
Diluted	141,015,213
The accompanying notes to the consolidated financial statements are an integral part of these statements.

-
7
3
-

MONTAUK RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
AND MEMBER’S EQUITY

	Common Stock		Treasury Stock		Member’s Equity	Additional Paid-in Capital	Retained Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	—	$—	$147,941	$—	$—	$147,941
Net income	—	—	—	—	5,820	—	—	5,820
Stock-based compensation	—	—	—	—	570			570
Dividends	—	—	—	—	(74)	—	—	(74)

Balance at December 31, 2019	—	—	—	—	$154,257	$—	$—	$154,257

Net income	—	—	—	—	4,603	—	—	4,603
Stock-based compensation	—	—	—	—	762	—	—	762

Balance at December 31, 2020	—	$—	—	$—	$159,622	—	—	$159,622

Effect of reorganization transactions	138,312,713	1,383	—	—	(159,622)	158,239	—	—
IPO common stock	2,702,500	27	—	—	—	15,566	—	15,593
Treasury stock	—	—	950,214	(10,813)	—	—	—	(10,813)
Net loss	—	—	—	—	—	—	(4,528)	(4,528)
Stock-based compensation	—	—	—	—	—	22,419	—	22,419

Balance at December 31, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$196,224	$(4,528)	$182,293

The accompanying notes to the consolidated financial statements are an integral part of these statements.

-7
4
-

MONTAUK RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands):	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(4,528)	$4,603	$5,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,869	22,117	19,760
Provision (benefit) for deferred income taxes	4,252	(6,077)	(898)
Loss on extinguishment of debt	154	—	—
Stock-based compensation	22,419	762	570
Related party receivables	—	164	—
Gain on property insurance proceeds	(332)	(1,659)	—
Derivative mark-to-market and settlements	(1,421)	1,016	994
Net (gain) loss on sale of assets	822	320	(40)
Loss on earn-out liability increase	801	—	—
Accretion of asset retirement obligations	(160)	320	391
Amortization of debt issuance costs	483	695	1,118
Equity (income) of nonconsolidated investments	—	—	(94)
Impairment loss	1,191	278	2,443
Accounts and other receivables and other current assets	(1,522)	2,483	(2,287)
Accounts payable and other accrued expenses	(2,149)	3,662	48

Net cash provided by operating activities	$42,879	$28,684	$27,825
Cash flows from investing activities
Capital expenditures	$(9,986)	$(17,646)	$(45,610)
Asset acquisitions	(9,673)	—	—
Cash collateral deposits, net	(220)	—	353
Proceeds from sale of equity method investments	—	—	300
Proceeds from insurance recovery	332	1,659	30
Proceeds from sale of assets	73	—	—

Net cash used in investing activities	$(19,474)	$(15,987)	$(44,927)
Cash flows from financing activities:
Borrowings of long-term debt	$80,000	$8,500	$28,198
Repayments of long-term debt	(66,698)	(10,000)	(55,001)
Debt issuance costs	(339)	—	(638)
Debt extinguishment costs	(154)	—	—
Proceeds from initial public offering	15,593	—	—
Treasury stock purchase	(10,813)	—	—
Related party receivable	(8,940)	—	—
Class B shareholder repurchase	—	—	(74)

Net cash provided by (used in) financing activities	$8,649	$(1,500)	$(27,515)

Net increase or decrease in cash and cash equivalents and restricted cash	$32,054	$11,197	$(44,617)
Cash and cash equivalents and restricted cash at beginning of year	$21,559	$10,362	$54,979

Cash and cash equivalents and restricted cash at end of year	$53,613	$21,559	$10,362

Reconciliation of cash, cash equivalents, and restricted cash at end of year:
Cash and cash equivalents	$53,266	$20,992	$9,788
Restricted cash and cash equivalents-current	19	—	7
Restricted cash and cash equivalents-non-current	328	567	567

	$53,613	$21,559	$10,362

Supplemental cash flow information:
Cash paid for interest (net of amounts capitalized)	3,787	4,184	4,847
Cash paid (refunded) for income taxes	280	(454)	2,679
The accompanying notes to the consolidated financial statements are an integral part of these statements.

-7
5
-

MONTAUK RENEWABLES, INC.
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
The second primary revenue driver is the selling of captured electricity and the associated environmental premiums related to renewable sales. The Company’s electric facilities are designed to conform to and monetize various state renewable portfolio standards requiring a percentage of the electricity produced in that state to come from a renewable resource. Such premiums are in the form of Renewable Energy Credits (“RECs”). The Company’s largest electric facility, located in California, receives revenue for the monetization of RECs as a part of a purchase power agreement.
Collectively, the Company benefits from federal and state government incentives in the United States, provided in the form of RINs, RECs, LCFS credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy, as Environmental Attributes.
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

-7
6
-

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
On January 26, 2021, the Company closed the initial public offering of its common stock on the Nasdaq Capital Market (the “IPO”) with the shares traded under the symbol “MNTK”. Montauk Renewables issue
d 2,702,500 shares at $8.50 per share and received gross proceeds of $22,971
. The Company’s common stock was also secondarily listed on the Johannesburg Stock Exchange under the trading symbol “MKR”.

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (as amended on February 22, 2021 and December 22, 2021, the “Initial Promissory Note”) with MNK pursuant to which the Company advanced a cash loan to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended. The terms of the loan following the amendments are substantially similar to the initial loan agreement and were primarily entered into to increase the principal amount outstanding under the loan to $8,940 in the aggregate, in accordance with Montauk’s obligations set forth in the Transaction Implementation Agreement. MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. See Note 17 for more information.
MNK was delisted from the JSE on January 26, 2021. MNK is expected to be liquidated within 24 months of the Distribution.
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
While the Company has not experienced any material disruptions in its ability to continue business operations or experienced a material negative impact to its financial results due to
COVID-19
during 2021, certain aspects of the Company’s business, financial condition and results of operations were negatively impacted during 2020. These disruptions included the delay of commissioning of development sites for up to five months resulting in delays to registrations and qualifications necessary for EPA pathways and delays in revenue streams from these facilities, contract cancellations, and a decrease in operational efficiency in maintenance and operations.
The potential future impact of
COVID-19
cannot be predicted with certainty, because new information may emerge concerning the severity and extent of future surges and strains, vaccine distribution and other actions to contain the virus or treat its impact, among other reasons. Future negative impacts could include, but are not

-7
7
-

limited to, contract cancellations, supply chain disruptions, registration delays with local, state and federal agencies, Environmental Attribute premiums uncertainty, and a demand decrease in transportation fuels.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The historical consolidated financial information included reflects the historical results of operations and financial position of Montauk USA. The consolidated financial statements of Montauk USA became the Company’s historical financial statements following the IPO. Certain historical financial information included relates to periods prior to the Reorganization Transactions. All intercompany balances and transactions have been eliminated in consolidation. The Company utilizes the equity method of accounting for companies where its ownership is greater tha
n 50% and significant but controlling interest does not exist.
Retrospective Presentation of Ownership Related to the Reorganization Transactions
As discussed in Note 1, as a result of the Reorganization Transactions, the Company acquired the assets and entities (excluding Montauk USA) which were previously owned by MNK. As part of the Reorganization Transactions, a 1:1 pro rata distribution of shares of the Company’s common stock was made to holders of MNK’s ordinary shares. The Reorganization Transactions resulted in a pro rata distribution whereby the ownership of the Company after the Reorganization Transactions was identical to the ownership of MNK prior to the Reorganization Transaction and was therefore akin to a common control transaction. All member’s equity in the financial statements and notes have been retrospectively adjusted to give effect to the Distribution, as if such pro rata distribution on a 1:1
basis
occurred as of all pre-IPO periods presented, including periods presented on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ and Member’s Equity and notes to the Consolidated Financial Statements contained herein.
R
eclassification
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. The effect of the reclassifications in the December 31, 2020 consolidated balance sheet is a

$
645
decrease of property, plant & equipment, net and a $
645
increase to goodwill and intangibles, net.
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
The RNG segment represents the sale of gas sold at fixed-price contracts, counterparty share RNG volumes and applicable Environmental Attributes. This business unit represents the majority of the revenues generated by the Company.
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

-7
8
-

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with maturity dates of three months or less from the date of purchase and are recorded at cost. The Company may hold cash in excess of federally insured limits. Restricted cash is classified as current or non-current
based on the terms of the underlying agreements and represents cash held as deposits, cash held in escrow and cash collateral for financial letters of credit.
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
In 2021, the Company received $332 in insurance proceeds related to an engine failure at an RNG Facility. $3,934 was also received in 2020 for the same engine failure, of which $1,659 was related to the replacement of property and $2,275 was for the related business interruption. During 2019, the Company received insurance proceeds of $30 for business interruption at one of its RNG facilities as a result of a truck crash. These insurance proceeds are included in Gain on insurance proceeds for the years ended December 31, 2021 and December 31, 2020 and Other income for the year ended December 31, 2019 on the Consolidated Statements of Operations.
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

-
79
-

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
Assets Held for Sale
Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Assets are classified as held for sale if their carrying amounts will be recovered through a sale transaction, rather than through continued use. This condition is met only when the sale is highly probable and the assets are available for immediate sale in their present condition, subject only to terms that are usual and customary for sales of such assets. Management must be committed to a sale, which should be expected to qualify for recognition as a completed sale within one year from the date of classification as held for sale and actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Impairment losses on initial classification as held-for-sale
are recognized in the consolidated statement of operations. Assets classified as
held for sale are no longer depreciated or amortized.
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
Leases
The Company assesses leases in accordance with ASU
2016-02,
Leases, (“ASU
2016-02”).
This ASU requires lessees to recognize a
right-of-use
asset and lease liability on the Consolidated Balance Sheet for leases classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use
asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included

-
8
0
-

only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. A right-of-use
asset represents an entity’s right to use the underlying asset for the lease term, and a lease liability represents an entity’s obligation to make lease payments. The measurement, recognition and presentation of expenses and cash flows arising from leases by a lessee remains the same. The Company has included further lease disclosures in Note 19.
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
A summary of impairment losses on tangible and intangible assets for the year ended December 31, 2021, 2020 and 2019 is included in Note 3.
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
Revenue
The Company recognizes revenue in accordance with ASC 606,
Revenue from Contracts with Customers
(“
ASC 606
”). Revenue from the Company’s point in time product sales is recognized when products are transferred, or services are invoiced and control transferred. Revenue from the Company’s product and service sales provided under long-term agreements is recognized as the Company transfers control of the product or renders service to its customers, which approximates the time when the customer is invoiced. The Company has presented the disclosures required by ASC 606 in Note 4.
Income Taxes
The Company is treated as a corporation for income tax purposes. Therefore, income taxes are accounted for under the liability method on a consolidated basis by the Company and its consolidated subsidiaries in

-
8
1
-

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
Level 3—Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the assets or liabilities and are consequently not based on market activity but rather through particular valuation techniques. The Company uses the fair value methodology to value the assets and liabilities recorded at fair value, including the Company’s asset retirement obligations and earn out liability.
The Company’s gas hedges are valued based on the observable market price of the commodity hedged and are considered a Level 1 measurement. The values of the Level 2 interest rate derivatives were determined using a model, which incorporates market inputs including the implied forward interest rate yield curve for the same period as the future interest rate swap settlement. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2021 and 2020. The Company’s asset retirement obligations are recorded at fair value at the time the liability is incurred if a reasonable estimate of fair value can be made. Fair value is determined by calculating the estimated present value of the cost to retire the asset as determined by qualified engineers, based on currently available information and inflation estimates and is considered a Level 3 measurement.

-8
2
-

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations and the earn out liability, for the years ended December 31, 2021 and 2020 is included in Note 11.
Renewable Identification Numbers (“RINs”)
The Company generates D3 RINs through its production and sale of RNG used for transportation purposes as prescribed under the Federal Renewable Fuel Standard. The RINs that the Company generates as government incentives through its renewable operating projects can be separated and sold as credits independent from the energy produced and not a result of physical attributes of the Company’s production. Therefore, no cost is allocated to the RIN when it is generated. Revenue is recognized on these Environmental Attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer and transfer of control has occurred. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments. The Company had
0.1
million RINs generated and unsold as of December 31, 2021 and 2020.
Renewable Energy Credits (“RECs”)
The Company generates RECs through its production and sale of landfill methane into renewable electric energy as prescribed by the State of California Renewables Portfolio Standard or the EPA. The RECs that the Company generates as government incentives through its renewable operating projects are able to be separated and sold as credits independent from the electricity produced and not a result of physical attributes of the Company’s production. Therefore, no cost is allocated to the REC when it is generated. Revenue is recognized on these Environmental Attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer and transfer of control has occurred.
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
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU
2018-15,
Intangibles–Goodwill and
Other–Internal-Use
Software
, (“
ASU
2018-15
”) associated with a customer’s accounting for implementation costs incurred in a cloud

-
8
3
-

computing arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. Costs for implementation activities in the application development stage are capitalized as prepayments depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The Company early adopted this amended guidance on January 1, 2020 prospectively, and it did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU
2019-12,
Simplifying the Accounting for Income Taxes
(“
ASU
2019-12
”). The new guidance which simplifies the accounting for income taxes, eliminates certain exceptions with ASC 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company early adopted this guidance on January 1, 2020 prospectively, and it did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In September 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments—
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
and Derivatives and Hedging
—Contracts in Entity’s Own Equity (Subtopic
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
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848)
, which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company’s current debt agreement bears interest at the
Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin. LIBOR is no longer utilized as a reference rate.
NOTE 3—ASSET IMPAIRMENT
For the year ended December 31, 2021 the Company recorded an impairment loss of $1,191. The 2021 impairment loss was due to the closure of two REG Sites and also the disposal of machinery at one RNG site. The Company recorded an impairment loss of $278 for the year ended December 31, 2020 in the Renewable Electricity Generation segment. The impairment loss was due to a termination of a development agreement related to the acquisition of Pico Energy, LLC (“Pico”). For the year ended December 31, 2019, the Company recorded an impairment loss of $2,443. Of the 2019 loss, $1,690 and $753 is included in RNG and Renewable Electricity Generation, respectively. The impairment loss was due to the continued deterioration in market pricing for electricity, conversion of existing Renewable Electricity to RNG sites, cancellation of a site conversion agreement, and calculated based upon replacement cost and pre-tax
cash flow projections, which is considered a Level 3 measurement. Impairment loss was recorded under Operating Expenses within the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019.

-8
4
-

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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products or services. As such, revenue is recorded net of allowances and customer discounts as well as net of transportation and gathering costs incurred by the customer following the transfer of control of the commodities sold. To the extent applicable, sales, value add and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis.
The Company’s performance obligations related to the sale of renewable energy (i.e. RNG and Renewable Electricity) are generally satisfied over time. Revenue related to the sale of renewable energy is generally recognized over time using an output based upon the product quantity delivered to the customer. This measure is used to best depict the Company’s performance to date under the terms of the contract. Revenue from products transferred to customers over time accounted for approximately 28%, 32% and 37% of revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
The nature of the Company’s long-term contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of the Company’s influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the long-term contracts is considered fully constrained.
The Company’s performance obligations related to the sale of Environmental Attributes are generally satisfied at a point in time and were approximately 72%, 68% and 63% of revenue for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognizes Environmental Attribute revenue at the point in time in which the customer obtains control of the Environmental Attributes, which is generally when the title of the Environmental Attribute passes to the customer upon delivery. In limited cases, title does not transfer to the customer and revenue is not recognized until the customer has accepted the Environmental Attributes.

The Company’s performance obligations under its counterparty sharing agreements are generally satisfied at a point in time when the earnings process is completed by the counterparty. Counterparty sharing arrangement revenues were approximately 10%, 6%, and 6% of revenue for the years ended December 31, 2021, 2020, and 2019, respectively.

-8
5
-

The following tables display the Company’s revenue by major source, excluding realized and unrealized gains or losses under the Company’s gas hedge program, based on product type and timing of transfer of goods and services for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
	Goods transferred at a point in time	Goods Transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$15,178	$32,143	$47,321
Natural Gas Environmental Attributes	84,906	—	84,906
Electric Commodity	—	9,692	9,692
Electric Environmental Attributes	6,208	—	6,208

	$106,292	$41,835	$148,127

Operating Segment:
RNG	$100,084	$32,143	$132,227
REG	6,208	9,692	15,900

	$106,292	$41,835	$148,127

	Year Ended December 31, 2020
	Goods transferred at a point in time	Goods Transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$6,991	$22,467	$29,458
Natural Gas Environmental Attributes	54,098	—	54,098
Electric Commodity	—	9,642	9,642
Electric Environmental Attributes	7,023	—	7,023

	$68,112	$32,109	$100,221

Operating Segment:
RNG	$61,089	$22,467	$83,556
REG	7,023	9,642	16,665

	$68,112	$32,109	$100,221

	Year Ended December 31, 2019
	Goods transferred at a point in time	Goods transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$6,591	$25,594	$32,185
Natural Gas Environmental Attributes	52,204	—	52,204
Electric Commodity	—	12,396	12,396
Electric Environmental Attributes	7,231	—	7,231

	$66,026	$37,990	$104,016

Operating Segment:
RNG	$58,795	$25,594	$84,389
REG	7,231	12,396	19,627

	$66,026	$37,990	$104,016

-8
6
-

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
NOTE 5—ACCOUNTS AND OTHER RECEIVABLES
The Company extends credit based upon an evaluation of the customer’s financial condition. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the Consolidated Statements of Operations. No reserve expense was noted for the years ended December 31, 2021, 2020 and 2019.
Accounts and other receivables consist of the following as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Accounts receivables	$9,281	$5,264
Other receivables	26	164
Reimbursable expenses	31	21

Accounts and Other Receivables, Net	$9,338	$5,449

NOTE 6—ASSETS HELD FOR SALE
The Company has initiated a plan to sell their nitrogen oxide (“NOx”) emission allowances credits. The Company has concluded that it has met the criteria under applicable guidance for a long-lived asset to be held for sale, and has, accordingly reclassified the emission allowances of
$777
as current assets held for sale on the Consolidated Balance Sheet. At December 31, 2021, the Company estimated the fair value of these assets and concluded that the fair value exceeded the carrying value and no impairment was recorded by the Company for the year ended December 31, 2021.
NOTE 7—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consists of the following as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Land	$595	$—
Buildings and improvements	28,693	28,065
Machinery and equipment	246,670	246,874
Gas mineral rights	34,551	34,551
Construction work in progress	12,725	3,840

Total	323,234	313,330
Less: Accumulated depreciation and amortization	(142,341)	(126,929)

Property, Plant & Equipment, Net	$180,893	$186,401

Depreciation expense for property plant and equipment was $19,617, $18,679 and $15,878 and amortization expense for gas mineral rights was $1,828, $1,965 and $2,355 for the years ended December 31, 2021, 2020 and 2019, respectively.

-8
7
-

In May
2021, the Company comple
ted a series of

transactions (the “Asset
A
cquisition”) w
ith
a privately-held entity. The Company paid $4,142, including $341 in acquisition costs, for land, building, mobile equipment and other property, plant and equipment for the Montauk Ag Renewables Acquisition. In October 2021, the Company completed a sep
a
rate purchase with an unrelated privately-held entity. The Company paid
$5,531
, including $31 in acquisition costs, for land, land improvements and a building. The asset acquisitions were accounted for as an asset purchase in accordance with ASC 805, Business Combinations, and the purchase price and direct transaction costs have been allocated to the individual assets obtained.
NOTE 8—GOODWILL AND INTANGIBLE ASSETS, NET
Intangible assets consist of the following as of December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2021	2020
Goodwill	$60	$60
Intangible assets with indefinite lives:
Emissions allowances	$—	$777
Land use rights	329	329

Total intangible assets with indefinite lives:	$329	$1,106

Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $3,034 and $2,329	$12,526	12,596
Customer contracts, net of accumulated amortization of $17,085 and $16,367	1,198	$916

Total intangible assets with finite lives:	$13,724	$13,512

Total Goodwill and Intangible Assets	$14,113	$14,678

The weighted average remaining useful life of the customer contracts and interconnection is approximately 15 years and 17 years, respectively. Amortization expense was $1,424, $1,473 and $1,526 for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense for customer contracts and interconnection the next five years is as follows:

	Customer Contracts	Inter- Connections
Year Ending
2022	$33	$824
2023	23	755
2024	9	740
2025	9	740
2026	9	740
Thereafter	1,115	8,727

NOTE 9—ASSET RETIREMENT OBLIGATIONS
The following table summarizes the activity associated with asset retirement obligations of the Company for the years ended December 31, 2021, 2020, and 2019:

	Year ended December 31,
	2021	2020	2019
Asset retirement obligations—beginning of year	$5,689	$5,928	$5,399
Accretion expense	(160)	320	391
New asset retirement obligations	—	350	177
Decommissioning	(228)	(909)	(39)

Asset retirement obligations—end of year	$5,301	$5,689	$5,928

NOTE 10—DERIVATIVE INSTRUMENTS
To mitigate market risk associated with fluctuations in energy commodity prices (natural gas) and interest rates, the Company utilizes various hedges to secure energy commodity pricing and interest rates under a board-approved program. As a result of the hedging strategy employed, the Company had the following realized and unrealized gains and losses in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019:

		Year Ended December 31,
Derivative Instrument	Location	2021	2020	2019
Commodity Contracts:
Realized Natural Gas	Gas commodity sales	$—	$551	$1,446
Unrealized Natural Gas	Other income	—	(388)	252
Interest Rate Swaps	Interest expense	1,422	(628)	(1,246)

Net gain (loss)		$1,422	$(465)	$452

NOTE 1
1
—FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of December 31, 2021 and 2020, set forth by level, within the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative liabilities	$—	$(839)	$—	$(839)
Asset retirement obligations	—	—	(5,301)	(5,301)
Pico earn-out liability	—	—	(2,721)	(2,721)

	$—	$(839)	$(8,022)	$(8,861)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Current commodity derivative asset	$—	$(2,260)	$—	$(2,260)
Asset retirement obligations	—	—	(5,689)	(5,689)
Pico earn-out liability	—	—	(1,920)	(1,920)

	$—	$(2,260)	$(7,609)	$(9,869)

-
89
-

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the years ended December 31, 2021 and 2020 is included in Note 9.
In addition, certain assets are measured at fair value on a
non-recurring
basis when an indicator of impairment is identified and the assets fair value is determined to be less than its carrying value. See Note 3 for additional information.
NOTE 12—ACCRUED LIABILITIES
The Company’s accrued liabilities consists of the
following
as of December 31, 2021 and December 31, 2020:

	Year ended December 31,
	2021	2020
Accrued expenses	$3,551	$4,975
Payroll and related benefits	1,239	2,341
Royalty	4,630	2,620
Utility	1,274	1,147
Other	129	456

Accrued Liabilities	$10,823	$11,539

NOTE 1
3
—DEBT
The Company’s debt consists of the following as of December 31, 2021 and December 31, 2020:

	Year ended December 31,
	2021	2020
Term Loans	$80,000	$30,000
Revolving credit facility	—	36,697
Less: current principal maturities	(8,000)	(10,000)
Less: debt issuance costs (on long-term debt)	(608)	(429)

Long-term Debt	$71,392	$56,268
Current Portion of Long- term Debt	7,815	9,492

	$79,207	$65,760

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
On December 21, 2021,
MEH
entered into the Fourth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement. The current credit agreement, which is secured by a lien on substantially all assets of the Company and certain of its subsidiaries, provides for a $80,000 term loan and a $120,000 revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through 2024, then increases to $3,000 from 2025 to 2026 with a final payment of $32,000 in late 2026.
As of December 31, 2021, $80,000 was outstanding under the term loan. In addition, the Company had $3,905 of outstanding letters of credit as of December 31, 2021. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of December 31, 2021, the Company’s capacity available for borrowing under the revolving credit facility was $116,095. Borrowings of the term loans and revolving credit facility bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin
. Interest rates as of December 31, 2021 and 2020 were 2.91% and 2.96%, respectively.
The Company accounted for the Fourth amendment as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense in the amount of $483, $695 and $1,118 for the years ended December 31, 2021, 2020 and 2019, respectively, was recorded in the interest expense on the statement of operations.
As of December 31, 2021, the Company was in compliance with all financial covenants related to the Credit Agreement.
Capitalized Interest
Capitalized interest was $0 and $1,056 for the years ended December 31, 2021 and December 31, 2020, respectively. Interest is capitalized using the borrowing rate for the assets being constructed. Interest capitalized during and 2020 was for the construction of two
LFG-to-energy
projects.

Annual Maturities of Long-Term Debt
The following is a summary of annual principal maturities of long-term debt as of December 31, 2021:

Year Ending	Amount
2022	$8,000
2023	8,000
2024	8,000
2025	12,000
2026	44,000

Total	$80,000

NOTE 14—INCOME TAXES
The Company is subject to income taxes in the U.S. federal jurisdiction and various state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains several corporate income tax provisions which include (i) temporary removal of the 80% taxable income limitation on utilization of Net Operating Losses (NOLs), (ii) deferral of employer withholding tax requirements, (iii) temporarily liberalizing the interest deductions rules under IRC Sec. 163(j) of the Tax Act raising the adjusted taxable income limitation from 30% to 50
%, among others. Additionally, on December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was signed into law. Neither the CARES Act nor the Appropriations Act had a material impact on the Company’s financial statements for the years ending December 21, 202
1
 or December 31, 202
0
.
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”)
was signed
into law. The ARPA contains several corporate income tax provisions which include (i) extending the $1 million limitation on deductions for compensation paid to executives of publicly traded corporations to include compensation paid to the eight highest paid individuals (rather than three highest), plus the chief executive officer and the chief financial officer (effective for tax years after 2026), and (ii) extending the period for which companies may claim an employee retention credit. The ARPA did not have a material impact on the Company’s financial statements for the year ending December 31, 2021.
The following table details the components of the Company’s income tax provision (benefit) for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	Year Ended December 31,
	2021	2020	2019
Current expense (benefit):
Federal	$—	$—	$—
State	(91)	81	544

	$(91)	$81	$544

Deferred expense (benefit):
Federal	$3,368	$(5,358)	$(722)
State	884	(719)	(176)

	$4,252	$(6,077)	$(898)

Income Tax Expense (Benefit)	$4,161	$(5,996)	$(354)

-9
2
-

The following table illustrates the deferred tax assets and liabilities as of December 31, 2021 and December 31, 2020:

	Year ended December 31,
	2021	2020
Deferred tax assets:
Net operating los s carry forwards	$17,180	$22,203
Federal tax credits	12,606	10,464
Book reserves	1,353	1,538
Intangible asset amortization	7,553	9,264
Other	230	3,396

Total Deferred Tax Assets	38,922	46,865
Less: valuation allowance	(3,900)	(3,888)

Net deferred tax assets	$35,022	$42,977

Deferred tax liabilities:
Property depreciation	$(23,516)	$(28,155)
Stock compensation	(936)	—

Total deferred tax liabilities	(24,452)	(28,155)

Net Deferred Tax Assets	$10,570	$14,822

As of Decem
ber
31, 202
1
, the Company has federal net operating loss (“NOL”) carryforwards of $
73,550
, of which $
34,454
were generated prior to the TCJA and will begin to expire in tax year 202
7
. The remaining $
39,096
current NOL carryforwards are indefinite lived. Of the total federal NOL carryforwards, $
12,986
were historically generated by Monmouth Energy, Inc. and are limited for use under the separate return limitation year rules.
On January 1, 2020, the minority investor of MEC, Johnstown LFG Holdings, Inc. (via assignment of shares from MEC on December 9, 2019), was bought out by MEH, converting MEC from a partnership to a disregarded entity for U.S. federal income tax purposes, and which is currently wholly owned by MEH. This change in tax status resulted in a tax benefit of $2,417 in 2020. This transaction allowed Monmouth Energy Inc., a subsidiary of MEC, to file as part of our consolidated federal tax group.
The Company has $12,606

of federal tax credit carryforwards that expire 20 years from the date incurred, which begin to expire in tax year 2026.
The Company has
pre-ta
x
state net operating loss carryforwards of $21,572 which will begin to expire in tax year
2026.

-9
3
-

The following table details the components of the Company’s income tax provision (benefit) for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Tax provision at federal statutory rate of 21%	$(77)	$(293)	$1,125
State tax provision	800	(50)	(29)
Non-controlling interests	—	—	16
Permanent differences	79	—	—
Stock compensation	723	—	—
162(m) Compensation limitation	4,382	—	—
Valuation allowance	12	(286)	634
Production tax credit	(2,112)	(2,036)	(1,881)
Return to provision	(29)	(34)	(24)
Impact of MEC partnership dissolution	—	(2,417)	—
Deferred tax adjustments	383	(908)	—
Other	—	28	(195)

Total Income Tax Expense (Benefit)	$4,161	$(5,996)	$(354)

As of December
31, 2021, the tax years 2018, 2019 and 2020 are subject
to
examination by the IRS.
Valuation Allowance
The Company annually reviews its deferred tax assets for the possibility they will not be realized. A valuation allowance will be recorded if it is determined more than a 50% likelihood exists that a deferred tax asset will not be realized. A $
3,900
 valuation allowance exists for Monmouth Energy, Inc., which represents the subsidiary’s deferred tax assets that are not expected to be realized. This represents a $12 increase
valuation allowance from $3,888 at the year ended December 31, 20
20
.

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
At this point in time the Company is not aware of any tax positions taken that would give rise to recording an uncertain tax position. As such, the Company has not recorded any liability for unrecognized tax benefits as of December 31, 2021 or 2020. The Company records interest and penalties as a component of income tax expense. However, as there are no
 unrecognized tax benefits for the years ended December 31, 2021 and December 31, 2020, the Company ha
s zero
penalties or interest accrued at December 31, 2021 and 2020, respectively.
NOTE 1
5
—SHARE-BASED COMPENSATION
In January 2021, Montauk Renewables undertook the Reorganization Transactions which resulted in the Company owning all of the assets and entities (excluding Montauk USA) through which MNK’s business and operations were conducted. As a result of the Distribution, the options outstanding under MNK’s Employee Share Appreciation Rights Scheme (the “SAR Plan”) were cancelled. The Company recorded $2,050 of accelerated compensation expense in its consolidated statements of operations within general and administrative expenses in connection with the cancellation of the options under the SAR Plan for the year ended December 30, 2021.

The board
of
directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified
stock options, restricted stock unit and restricted stock awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted stock grants the officers of the Company made elections under Section 83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports share-based compensation for stock options, restricted stock, and restricted stock units when vested, in the case of restricted stock and restricted stock units, and when exercised, in the case of options, and such awards will be settled in shares of common stock of Montauk Renewables. As of December 31, 2021, unrecognized MRI EICP compensation expense for awards the Company expects to vest approximated $12,263 and will be recognized over approximately 5 years.
In connection with a May 2021 asset acquisition, 1,250,000 restricted stock awards (“RS Awards”) were granted to two employees of the Company in connection with their respective employment. The RS Awards vest over a five-year period and are subject to the achievement of time and performance based vesting criteria over such period. The performance targets in the RS Awards relate to the attainment of three EBITDA goals as defined in the underlying agreements beginning on or after the third anniversary of the grant date. The Company completed its assessment and no compensation expense for the RS Awards has been recorded for the year ended December 31, 2021. The grant date fair value of the RS Awards is $11,300.

The restricted stock
, restricted stock unit and option awards are subject to vesting schedules that commence or conclude, in the case of the op tio
n and restricted stock unit awards, on the
one-year
anniversary of the grant date and are subject to the terms and conditions of the MRI EICP and related award agreements including, in the case of the restricted stock awards, each officer having made an election under Section 83(b) of the Code. The Company recorded $
10,813
of compensation expense in its consolidated statements of operations within general and administrative expenses for the year ended December 31, 2021 in connection with the withheld
950,214
shares associated with the Section 83(b) elections.
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

Grant Date
Risk-free interest rate	0.5%
Expected volatility	32.0%
Expected option life (in years)	5.5
Grant-date fair value	$3.44

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as of December 31, 2021:

	Restricted Shares		Restricted Stock Units		Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
End of period—December 31, 2020	—	$—	—	$—	—	$—

Beginning of period—January 1, 2021	—	$—	—	$—	—	$—
Granted	3,869,827	10.40	29,304	11.38	950,214	11.38
Vested	(950,214)	11.38	—	—	—	—
Forfeited	—	—	(1,320)	11.38	—	—
Exercised	—	—	—	—	—	—

End of period—December 31, 2021	2,919,613	$10.09	27,984	$11.38	950,214	$11.38

The following table summarizes the options and restricted stock under the SAR Plan as of December 31, 2020:

	Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
End of period—December 31, 2019	1,872,534	$1.18	1,939,200	$0.95

Beginning of period—January 1, 2020	1,872,534	$1.18	1,939,200	$0.95
Granted	924,779	0.90	—	—
Forfeited	(166,666)	0.62	—	—
Exercised	(50,000)	0.44	—	—

End of period—December 31, 2020	2,580,647	$1.13	1,939,200	$0.95
Vested and exercisable—December 31, 2020	50,000	$0.56	1,939,200	$0.95
During the
year ended December 31, 2020, the intrinsic value of the 50,000 options exercised was $50. The Company received $56 related to the exercise of a portion of these options. At December 31, 2020 the aggregate intrinsic value (difference between exercise price and closing price at that date) of all options outstanding was $14,945.
Stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019 was $9,474, $762 and $570, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations.
NOTE 1
6
—DEFINED CONTRIBUTION PLAN
The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3%

of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was approximately $502, $521 and $438 for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 17—RELATED-PARTY TRANSACTIONS
Related Party Loan
On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Initial Promissory Note”) with MNK. MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000 to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). On February 22, 2021 and December, 22, 2021, the Company and MNK entered into an Amended and Restated Promissory Note (the “Amended Promissory Note”) to increase the principal amount of the loan to a total of $8,940, in the aggregate, in accordance with the Company’s obligations set forth in the Transaction Implementation Agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021. The terms of the Amended Promissory Note provide the Company a security interest over 800,000 shares of the Company and require MNK to use the proceeds of any such sale of the shares to repay the note. The Amended Promissory Note also has default provisions where MNK will deliver any unsold shares of the Company back to the Company to satisfy repayment of the note. The Amended Promissory Note matures on December 31, 2022.
Under applicable guidance for variable interest entities in ASC 810, “Consolidation,” the Company determined that MNK is a variable interest entity. The Company concluded that it is not the primary beneficiary of the variable interest entity, as the Company does not have a controlling financial interest and does not have the power to direct the activities that most significantly impact the economic performance of MNK. Accordingly, the Company concluded that presentation of the Amended Promissory Note as a related party receivable remains appropriate.
Related Party Reimbursements
Periodically the Company will reimburse MNK and HCI Managerial Services Proprietary Limited, the administrator for the Company’s secondarily listed Johannesburg Stock Exchange trading symbol, for expenses incurred on behalf of the Company
. Amounts reimbursed were
$813 and $238 for the years ended December 31, 2021 and 2020, respectively.
Executive Loans
In March 2019, the Company’s former Chief Executive Officer and Vice President Engineering exercised 100,000 and 25,000 shares, respectively, of a vested tranche of options. In connection with this exercise, the Company loaned to its former Chief Executive Officer and Vice President Engineering $80 and $20, respectively, related to the personal income tax consequences of the exercise. Both of these loans have an interest rate of 2.53%

and matured on July 31, 2019. In July 2019, the maturity of both of these loans were amended to mature on March 21, 2020. The Company’s former Chief Executive Officer repaid the loan in February 2020 and the Vice President of Engineering repaid the loan in March 2020.
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

NOTE 18—SEGMENT INFORMATION
The Company’s reportable segments for the years ended December 31, 2021, 2020, and 2019 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity
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

	For the year ended December 31, 2021
	RNG	REG	Corporate	Total
Total Revenue	$131,803	$15,449	$875	$148,127
Net Income (Loss)	49,387	(3,129)	(50,786)	(4,528)
EBITDA	66,549	2,399	(43,518)	25,430
Adjusted EBITDA(1)	67,812	3,149	(43,012)	27,949
Total Assets	150,472	57,980	78,028	286,480
Capital Expenditure	7,647	2,296	43	9,986

(1)	2021 EBITDA Reconciliation
The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the year ended December 31, 2021:

	For the year ended December 31, 2021
	RNG	REG	Corporate	Total
Net Income (loss)	$49,387	$(3,129)	$(50,786)	$(4,528)
Depreciation and amortization	17,162	5,528	179	22,869
Interest expense	—	—	2,928	2,928
Income tax expense (benefit)	—	—	4,161	4,161

EBITDA	$66,549	$2,399	$(43,518)	$25,430

Impairment loss	441	750	—	1,191
Net loss of sale of assets	822	—	—	822
Transaction Costs	—	—	352	352
Loss on extinguishment of debt			154	154

Adjusted EBITDA	$67,812	$3,149	$(43,012)	$27,949

	For the year ended December 31, 2020
	RNG	REG	Corporate	Total
Total Revenue	$83,236	$16,665	$482	$100,383
Net Income (Loss)	22,068	(2,713)	(14,752)	4,603
EBITDA	36,920	4,649	(16,506)	25,063
Adjusted EBITDA(2)	37,219	4,948	(16,118)	26,049
Total Assets	159,899	52,539	40,918	253,356
Capital Expenditure	14,071	3,513	62	17,646

(2)	2020 EBITDA Reconciliation

-9
8
-

The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the year ended December 31, 2020:

	For the year ended December 31, 2020
	RNG	REG	Corporate	Total
Net Income (loss)	$22,068	$(2,713)	$(14,752)	$4,603
Depreciation and amortization	14,852	7,086	179	22,117
Interest expense	—	—	4,339	4,339
Income tax expense (benefit)	—	276	(6,272)	(5,996)

EBITDA	$36,920	$4,649	$(16,506)	$25,063
Impairment loss	—	278	—	278
Net loss of sale of assets	299	21	—	320
Non-cash hedging charges	—	—	388	388

Adjusted EBITDA	$37,219	$4,948	$(16,118)	$26,049

	For the year ended December 31, 2019
	RNG	REG	Corporate	Total
Total Revenue	$84,157	$19,859	$1,698	$105,714
Net Income (Loss)	25,640	(1,635)	(18,185)	5,820
EBITDA	37,342	5,428	(11,968)	30,802
Adjusted EBITDA(3)	39,019	6,185	(12,093)	33,111
Total Assets	136,068	83,051	24,494	243,613
Capital Expenditure	33,509	11,731	370	45,610

(3)	2019 EBITDA Reconciliation
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

-9
9
-

For the years ended December 31, 2021, 2020 and 2019, two, four and five customers, respectively, made up greater than 10% of our total revenues.

	For the year ended December 31, 2021
	RNG	REG	Corporate	Total
Customer A	13.1%	—	—	13.1%
Customer B	12.4%	—	—	12.4%

	For the year ended December 31, 2020
	RNG	REG	Corporate	Total
Customer A	15.1%	—	—	15.1%
Customer B	—	14.4%	—	14.4%
Customer C	14.1%	—	—	14.1%
Customer D	11.3%	—	—	11.3%

	For the year ended December 31, 2019
	RNG	REG	Corporate	Total
Customer A	—	14.5%	—	14.5%
Customer B	14.2%	—	—	14.2%
Customer C	14.1%	—	—	14.1%
Customer D	11.2%	—	—	11.2%
Customer E	11.1%	—	—	11.1%
NOTE 1
9
—LEASES
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
As of December 31, 2021, there were no leases entered into which have not yet commenced and that would entitle the Company to significant rights or create additional obligations. The total lease cost included in our consolidated financial statements statement of operations for the years ended December 31, 2021, 2020 and 2019 were $349, $322 and $330, respectively.

-
100
-

Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet and the lease expense for those leases is recognized on a straight-line basis. The short-term lease expense for the years ended December 31, 2021, 2020 and 2019 were approximately
$494
, $637 and $493, respectively.
Supplemental information related to operating lease arrangements was as follows as of and for the year ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$304	$301
Weighted average remaining lease term (in years)	1.03	1.53
Weighted average discount rate	5.00%	5.00%
Future minimum lease payments for the years ending December 31, are as follows:

Year Ending
2022	$318
2023	8
2024	2
Interest	(5)

Total	$323

NOTE
20
—COMMITMENTS AND CONTINGENCIES
Concentrations
A substantial portion of the Company’s revenues are generated from five locations in 2021, 2020, and 2019, each in separate areas of the country. For the years ended December 31, 2021, 2020 and 2019, excluding the impact of derivative instruments, approximately 76%, 80% and 83%, respectively, of operating revenues were derived from these locations. In addition, five customers make up approximately 68% and 81% of trade receivables as of December 31, 2021 and December 31, 2020, respectively.
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
Contingencies
The Company, from time to time, may be involved in litigation. At December 31, 2021, management does not believe there are any matters outstanding that would have a material adverse effect on the Company’s financial position or results of operations.

-
101
-

NOTE 2
1
—QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is the selected quarterly financial data for year 2021 and year 2020, which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis. The Reorganization Transactions resulted in a pro rata distribution whereby the ownership of the Company after the Reorganization Transactions was identical to the ownership of MNK prior to the Reorganization Transaction and was therefore akin to a common control transaction. The retrospective presentation of the periods presented in the consolidated financial statements as a result of this common control transaction require the following unaudited quarterly financial disclosures.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Operating Revenues	$31,447	$31,674	$39,749	$45,257
Operating Income (Loss)(1)	(12,204)	(537)	6,729	9,347
Net Income (Loss)	(14,265)	(4,652)	8,896	5,493
2020
Operating Revenues	$18,403	$27,910	$28,249	$25,821
Operating Income (Loss)(1)	(2,783)	3,563	4,835	(2,034)
Net Income (Loss)	5,816	(1,583)	(2,084)	2,454

(1)
The company received $332 and $3,934 in insurance proceeds for the years ended December 31, 2021 and 2020, respectively. The proceeds related to an engine failure and related business interruption at an RNG facility.

Note 22—EARNINGS (LOSS) PER SHARE
Earnings (Loss) per share was computed using the following common share data for the year ended December 31, 2021:

Year Ended December 31, 2021
Net loss	$(4,528)
Basic weighted-average shares outstanding	141,015,213
Dilutive effect of share-based awards	—

Diluted weighted-average shares outstanding	141,015,213

Basic loss per share	$(0.03)
Diluted loss per share	$(0.03)
As a result of incurring a net loss for the year ended December 31, 2021, 3,897,811 potential antidilutive shares were excluded from the above loss per share calculation.
NOTE 23—SUBSEQUENT EVENTS
Subsequent Events
The Company evaluated its December 31, 2021 consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require disclosure in the consolidated financial statements.

-
102
-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021 (the end of the period covered by this Annual Report on Form 10-K), the Company’s disclosure controls and procedures were effective, pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act.
Previously Reported Material Weakness.
During the preparation of our interim financial statements in connection with our IPO, as well as the preparation of our year-end financial statements for the year ended December 31, 2020, we and our independent public accounting firm identified a material weakness in internal control over financial reporting. As defined in Rule 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not have adequate procedures and controls with respect to complete and accurate recording of inputs to the consolidated income tax provision and related accruals.
The identified control deficiencies could have resulted in a misstatement of our accounts or disclosures that could have resulted in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, we determined that these control deficiencies constituted a material weakness. Management has taken remediation activities since the time the material weaknesses were identified and continued to implement the previously disclosed remediation plan throughout 2021. As part of our remediation plan, we implemented measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies that led to the material weakness, including initiating design and implementation of our financial control environment which includes creation of additional controls including those designed to strengthen our review and reconciliation processes around preparation of the annual and interim tax provision and related disclosures. During 2021 year end, we completed the necessary testing to conclude that the material weakness has been remediated as of December 31, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting.
During the quarter ended December 31, 2021, we continued to implement remediation initiatives in response to the previously identified material weakness in connection with our material weakness remediation plan described above under “Previously Reported Material Weakness”. Other than these initiatives, there have been no material changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.	OTHER INFORMATION.
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth in our Proxy Statement under the headings “Proposal No. 1—Election of Directors—Nominees for Election for a Term Expiring at the 2025 Annual Meeting,”

“Proposal No. 1—Election of Directors—Information Regarding our Board of Directors and Corporate Governance—Code of Business Conduct and Ethics,” “Proposal No. 1—Election of Directors—Information Regarding our Board of Directors and Corporate Governance—Communications with the Board,” “Proposal No. 1—Election of Directors—Information Regarding our Board of Directors and Corporate Governance—Board Committees,” “Proposal No. 1—Election of Directors—Information Regarding our Board of Directors and Corporate Governance—Committee Functions,” “Proposal No. 1—Election of Directors—Information Regarding our Board of Directors and Corporate Governance—Audit Committee,” “Other Matters—Delinquent Section 16(a) Reports,” and under the heading “Information About Our Executive Officers” in Part 1—Business of this Annual Report on Form
10-K
and is incorporated by reference into this Annual Report on Form
10-K
by reference.

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
Except as set forth herein, the information required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.
As of December 31, 2021, our securities authorized for issuance under equity compensation plans were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted- average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (3)
Equity compensation plan approved by security holders	978,198	$11.38	15,151,975
Equity compensation plan not approved by security holders	—	$—	—

Total	978,198		15,151,975

(1)
Included in column (a) are stock options and restricted stock units issued in connection with the IPO under the MRI EICP. Column (a) does not include 3,869,827 shares of restricted stock issued under the Plan.

(2)	Reflects the weighted-average exercise price of outstanding stock options only, and not restricted stock and restricted stock units that do not have an exercise price.
(3)	This amount represents 15,151,975 shares of common stock remaining available for future issuance under the MRI EICP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
(a)(3) Exhibits

Exhibit Number	Description

2.1+	Transaction Implementation Agreement, dated as of November 6, 2020, between Montauk Renewables, Inc., Montauk Holdings Limited and Montauk Holdings USA, LLC (incorporated by reference to Exhibit 2.1 our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

2.2	Letter Agreement, dated as of January 3, 2021, to the Transaction Implementation Agreement, dated as of November 6, 2020, between Montauk Renewables, Inc., Montauk Holdings Limited and Montauk Holdings USA, LLC (incorporated by reference to Exhibit 2.2 Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

2.3+	Membership Interest and Asset Purchase Agreement, dated May 10, 2021, by and among J.P. Carroll & Co., LLC, Eagle Creek Ranch, L.L.C., NR Nutrient Recovery, LLC, Joseph P. Carroll, Jr., Martin A. Redeker and Montauk Swine Ag, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-39919), filed on May 11, 2021)

2.4+	Real Estate Purchase and Sale Agreement, dated May 10, 2021, by and among Greensboro Ecosystems, LLC and Montauk Swine Ag, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K (File No. 001-39919), filed on May 11, 2021)

3.1	Amended and Restated Certificate of Incorporation of Montauk Renewables, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

Exhibit Number	Description

3.2	Bylaws of Montauk Renewables, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.1^	Montauk Renewables, Inc. Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.2^	Form of Key Employee Separation Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.3^	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.4^	Form of Restricted Stock Unit Award Agreement (Employees) (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.5^	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.6^+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.7^	Form of Indemnification Agreement between Montauk Renewables, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 8, 2021)

10.8^+	Employment Agreement, effective September 25, 2019, between Montauk Energy Holdings LLC and Sean F. McClain (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K (file No. 001-39919), filed March 31, 2021)

10.9^+	Employment Agreement, effective September 25, 2019, between Montauk Energy Holdings LLC and Kevin A. Van Asdalan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.10^+	Employment Agreement, effective September 24, 2019, between Montauk Energy Holdings LLC and James A. Shaw (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.11^+	Employment Agreement, effective June 1, 2020, between Montauk Energy Holdings LLC and John Ciroli (incorporated by reference to Exhibit 10.42 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.12^	Employment Agreement, effective April 15, 2010, between Montauk Energy Capital, LLC and Scott Hill (incorporated by reference to Exhibit 10.43 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.13+	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

Exhibit Number	Description

10.14	First Amendment, dated as of March 21, 2019, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.15	Second Amendment, dated as of September 12, 2019, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.16	Third Amendment, dated as of January 4, 2021, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.17+	Fourth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2021, by and among Montauk Energy Holdings, LLC, the financial institutions from time to time signatory thereto and Comerica Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file No. 001-39919), filed on December 23, 2021)

10.18†+	Second Amended & Restated Landfill Gas Rights & Production Facilities Agreement, by and between County of Orange and Bowerman Power LFG, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

10.19†+	First Amendment to the Second Amended & Restated Landfill Gas Rights & Production Facilities Agreement, by and between County of Orange and Bowerman Power LFG, LLC (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

10.20+	Renewable Power Purchase and Sale Agreement by and between the City of Anaheim and Bowerman Power LFG, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

10.21†+	Amended and Restated Gas Sale and Purchase Agreement, by and between McCarty Road Landfill TX, LP and GSF Energy, LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.22†+	Third Amended and Restated Gas Lease Agreement, dated January 1, 2018, by and between Rumpke Sanitary Landfill, Inc. and GSF Energy, LLC (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

Exhibit Number	Description

10.23†+	Amended and Restated Landfill Gas Purchase and Sale Agreement, dated October 17, 2016, by and between Waste Management of Texas, Inc. and TX LFG Energy, LP (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

10.24	Second Amended and Restated Loan Agreement and Promissory Note, by and between Montauk Holdings Limited and Montauk Renewables, (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (file No. 001-39919), filed on December 23, 2021

21.1	List of subsidiaries of Montauk Renewables, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.1+	Consortium Agreement, dated as of January 24, 2021, by and among the stockholders named therein (incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K (file No. 001-39919), filed March 31, 2021)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^	Exhibits marked with a (^) are management contracts or compensation plans or arrangements.
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

Date: March 16, 2022	Montauk Renewables, Inc.

	By:	/s/ Sean F. McClain
Name: Sean F. McClain
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean F. McClain Sean F. McClain	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2022

/s/ Kevin A. Van Asdalan Kevin A. Van Asdalan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2022

* Mohamed H. Ahmed	Lead Director	March 16, 2022

* John A. Copelyn	Chairman of the Board and Director	March 16, 2022

* Jennifer Cunningham	Director	March 16, 2022

* Theventheran G. Govender	Director	March 16, 2022
* Michael A. Jacobson	Director	March 16, 2022

* Yunis Shaik	Director	March 16, 2022

*
The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Sean F. McClain
Name: Sean F. McClain
Title: Attorney-in-Fact