Form 10-Q
period 2022-03-31
Montauk Renewables, Inc.
filed 2022-05-10
CIK 1826600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on
May 4
, 2022 was 143,603,681 shares.

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

•	“ FERC ” refers to the U.S. Federal Energy Regulatory Commission.

•	“ GHG ” refers to greenhouse gases.

•	“ JSE ” refers to the Johannesburg Stock Exchange.

•	“ LCFS ” refers to Low Carbon Fuel Standard.

•	“ LFG ” refers to landfill gas.

•	“ LNG ” refers to liquefied natural gas.

•	“MMBtu” refers to Metric Million British Thermal Unit.

•	“ PPAs ” refers to power purchase agreements.

•	“ RECs ” refers to Renewable Energy Credits.

•	“ Renewable Electricity ” refers to electricity generated from renewable sources.

•	“ RFS ” refers to the EPA’s Renewable Fuel Standard.

•	“ RINs ” refers to Renewable Identification Numbers.

•	“ RNG ” refers to renewable natural gas.

•	“ RPS ” refers to Renewable Portfolio Standards.

•	“ RVOs ” refers to renewable volume obligations.

•	“ WRRFs ” refers to water resource recovery facilities.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to future results of operations, financial condition, expectations and plans of the Company, including expected benefits of the Pico amendment and the Montauk Ag project in North Carolina, the anticipated completion of the engine repairs and resumption of operations at the Security facility, the resolution of gas collection issues at the McCarty facility, our estimated and projected costs, expenditures, and growth rates, our plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•	the impact of the ongoing COVID-19 pandemic on our business, financial condition and results of operations;

•	our ability to develop and operate new renewable energy projects, including with livestock farms;

•	reduction or elimination of government economic incentives to the renewable energy market;

•	delays in acquisition, financing, construction and development of new projects, including expansion plans into new areas such as agricultural waste;

•	the inability to complete strategic development opportunities;

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

•	resolution of gas collection issues at the McCarty facility;

•	concentration of revenues from a small number of customers and projects;

•	dependence on our landfill operators;

•	our outstanding indebtedness and restrictions under our credit facility;

•	our ability to extend our fuel supply agreements prior to expiration;

•	our ability to meet milestone requirements under our PPAs;

•	existing regulations and changes to regulations and policies that effect our operations;

•	decline in public acceptance and support of renewable energy development and projects;

•	our expectations regarding Environmental Attributes;

•	our expectations regarding Environmental Attribute and commodity prices;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”);

•	our expectations regarding future capital expenditures, including for the maintenance of facilities;

•	our expectations regarding the use of net operating losses before expiration;

•	our expectations regarding more attractive CI scores by regulatory agencies for our livestock farm projects;

•	market volatility and fluctuations in commodity prices and the market prices of Environmental Attributes and the impact of any related hedging activity;

•	regulatory changes in federal, state and international environmental attribute programs;

•	profitability of our planned livestock farm projects;

•	sustained demand for renewable energy;

•	security threats, including cyber-security attacks;

•	the need to obtain and maintain regulatory permits, approvals and consents;

•	potential liabilities from contamination and environmental conditions;

•	potential exposure to costs and liabilities due to extensive environmental, health and safety laws;

•	impacts of climate change, changing weather patterns and conditions, and natural disasters;

•	failure of our information technology and data security systems;

•	increased competition in our markets;

•	continuing to keep up with technology innovations;

•	our belief that the measures taken to remediate the material weakness identified in our internal control over financial reporting will improve our internal control over financial reporting

•	concentrated stock ownership by a few stockholders and related control over the outcome of all matters subject to a stockholder vote; and

•	other risks and uncertainties detailed in the section titled “Risk Factors” in our latest Annual Report on Form 10-K.
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

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data):

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$59,794	$53,266
Accounts and other receivables	5,578	9,338
Related party receivable	8,940	8,940
Prepaid expenses and other current assets	3,655	2,846
Assets held for sale	—	777

Total current assets	$77,967	$75,167
Restricted cash - non-current	$328	$328
Property, plant and equipment, net	178,263	180,893
Goodwill and intangible assets, net	13,898	14,113
Deferred tax assets	10,806	10,570
Non-current portion of derivative asset	368	—
Operating lease right-of-use assets	231	305
Other assets	5,121	5,104

Total assets	$286,982	$286,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,118	$4,973
Accrued liabilities	9,351	10,823
Current portion of lease liability	225	296
Current portion of derivative liability	3,621	650
Current portion of long-term debt	7,828	7,815

Total current liabilities	$26,143	$24,557
Long-term debt, less current portion	$69,427	$71,392
Non-current portion of lease liability	25	27
Non-current portion of derivative liability	—	189
Asset retirement obligation	5,379	5,301
Other liabilities	2,587	2,721

Total liabilities	$103,561	$104,187

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 690,000,000 shares; 143,603,681 and 143,584,827 shares issued at March 31, 2022 and December 31, 2021, respectively ; 141,057,772 and 141,015,213 shares outstanding at March 31, 2022 and December 31, 2021, respectively	$1,410	$1,410
Treasury stock, at cost, 959,344 and 950,214 shares at March 31, 2022 and December 31, 2021, respectively	(10,904)	(10,813)
Additional paid-in capital	198,558	196,224
Retained deficit	(5,643)	(4,528)

Total stockholders’ equity	$183,421	$182,293

Total liabilities and stockholders’ equity	$286,982	$286,480

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data):

	Three Months Ended March 31,
	2022	2021
Total operating revenues	$32,169	$31,447
Operating expenses:
Operating and maintenance expenses	$13,201	$10,612
General and administrative expenses	8,495	20,452
Royalties, transportation, gathering and production fuel	7,206	6,218
Depreciation, depletion and amortization	5,153	5,737
Gain on insurance proceeds	(313)	(82)
Impairment loss	51	626
Transaction costs	27	88

Total operating expenses	$33,820	$43,651
Operating loss	$(1,651)	$(12,204)
Other (income) expenses:
Interest expense	$32	$646
Net gain on sale of assets	(293)	—
Other (income) expense	(17)	33

Total other (income) expenses	$(278)	$679
Loss before income taxes	$(1,373)	$(12,883)
Income tax (benefit) expense	(258)	1,382

Net loss	$(1,115)	$(14,265)

Loss per share:
Basic	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.10)
Weighted-average common shares outstanding:
Basic	141,045,477	141,015,213
Diluted	141,045,477	141,015,213
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data):

	Common Stock		Treasury Stock			Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount	Member’s Equity			Total Equity
Balance at December 31, 2020	—	$—	—	$—	$159,622	$—	$—	$159,622
Effect of reorganization transactions	138,312,713	1,383	—	—	(159,622)	158,239	—
IPO common stock	2,702,500	27	—	—	—	15,566	—	15,593
Treasury stock	—		950,214	(10,813)	—		—	(10,813)
Net loss	—	—	—	—	—	—	(14,265)	(14,265)
Stock-based compensation	—	—	—	—	—	14,598	—	14,598

Balance at March 31, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$188,403	$(14,265)	$164,735

Balance at December 31, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$196,224	$(4,528)	$182,293
Vesting of stock awards	42,559	—	—	—	—	—	—	—
Treasury stock	—	—	9,130	(91)	—	—	—	(91)
Net loss	—	—	—	—	—	—	(1,115)	(1,115)
Stock-based compensation	—	—	—	—	—	2,334	—	2,334

Balance at March 31, 2022	141,057,772	$1,410	959,344	$(10,904)	$—	$198,558	$(5,643)	$183,421

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,115)	$(14,265)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	5,153	5,737
(Benefit) provision for deferred income taxes	(236)	1,066
Stock-based compensation	2,334	14,598
Derivative mark-to-market and settlements	2,415	(418)
Gain on property insurance proceeds	(313)	(82)
Accretion of asset retirement obligations	98	138
Net gain on sale of assets	(293)	—
Amortization of debt issuance costs	108	137
Impairment loss	51	626
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	2,949	2,634
Accounts payable and other accrued expenses	(1,554)	(2,402)

Net cash provided by operating activities	$9,597	$7,769
Cash flows from investing activities:
Capital expenditures	$(2,378)	$(1,335)
Proceeds from insurance recovery	313	82
Proceeds from sale of assets	1,088	—

Net cash used in investing activities	$(977)	$(1,253)
Cash flows from financing activities:
Repayments of long-term debt	$(2,000)	$(2,500)
Proceeds from initial public offering	—	15,593
Treasury stock purchase	(91)	(10,813)
Related party receivable	—	(7,140)

Net cash used in financing activities	$(2,091)	$(4,860)
Net increase in cash and cash equivalents and restricted cash	$6,529	$1,656
Cash and cash equivalents and restricted cash at beginning of period	$53,612	$21,559

Cash and cash equivalents and restricted cash at end of period	$60,141	$23,215

Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$59,794	$22,643
Restricted cash and cash equivalents - current	19	—
Restricted cash and cash equivalents - non-current	328	572

	$60,141	$23,215

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
Two of the Company’s key revenue drivers are the selling of captured gas and the selling of Renewable Identification Numbers (“RINs”) to fuel blenders. The Renewable Fuel Standard (“RFS”) is an Environmental Protection Agency (“EPA”) administered federal law that requires transportation fuel to contain a minimum volume of renewable fuel. RNG derived from landfill methane, agricultural digesters and wastewater treatment facilities used as a vehicle fuel qualifies as a D3 (cellulosic biofuel with a 60% greenhouse gas reduction requirement) RIN. The RINs are compliance units for fuel blenders that were created by the RFS program in order to reduce greenhouse gases and imported petroleum into the United States.
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
Another key revenue driver is the selling of captured electricity and the associated environmental premiums related to renewable sales. The Company’s electric facilities are designed to conform to and monetize various state renewable portfolio standards requiring a percentage of the electricity produced in that state to come from a renewable resource. Such premiums are in the form of Renewable Energy Credits (“RECs”). The Company’s largest electric facility, located in California, receives revenue for the monetization of RECs as a part of a purchase power agreement.
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
On January 26, 2021, the Company closed the initial public offering of its common stock on the Nasdaq Capital Market (the “IPO”) with the shares traded under the symbol “MNTK”. Montauk Renewables issued 2,702,500 shares at $8.50 per share and received gross proceeds of $22,971. The Company’s common stock was also secondarily listed on the Johannesburg Stock Exchange
(“JSE”) under the trading symbol “MKR”.
On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (as amended on February 22, 2021 and December 22, 2021) with MNK pursuant to which the Company advanced a cash loan to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended. The terms of the loan following the amendments are substantially similar to the initial loan agreement and were primarily entered into to increase the principal amount outstanding under the loan to $8,940 in the aggregate, in accordance with Montauk Renewables’ obligations set forth in the Transaction Implementation Agreement. MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. See Note 17 for more information.
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
”) to lead the development and implementation of Montauk Renewables’ Infectious Disease and Response Plan and to oversee the company’s response to any infectious disease event. These measures resulted in additional costs, which we expect to continue to incur as we work to address employee safety.
While we have not experienced any material disruptions in our ability to continue business operations or experienced a material negative impact to our financial results due to the
COVID-19
pandemic for the year ended December 31, 2021 or the three months ended March 31, 2022, certain aspects of our business, financial condition and results of operations were negatively impacted during the year ended December 31, 2020. These disruptions included the delay of commissioning of development sites for up to five months resulting in delays to registrations and qualifications necessary for EPA pathways and delays in revenue streams from these facilities, contract cancellations, and a decrease in operational efficiency in maintenance and operations.
The situation surrounding the
COVID-19
pandemic remains uncertain. The extent to which the
COVID-19
pandemic may affect our business, operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the outbreak, the emergence of more contagious or virulent strains of the virus, travel restrictions, business and workforce disruptions, the availability, uptake and efficacy of vaccines, and the effectiveness of actions taken to contain and treat the disease. Even after the
COVID-19
pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions or economic downturn. Furthermore, the impacts of potential worsening of global economic conditions, inflation, and continued disruptions to and volatility in the financial markets remain unknown.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the SEC on Form
10-Q
and Rule
10-01
of Regulation
S-X.
Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form
10-K
filed with the SEC on March 16, 2022 (the “2021 Annual Report”). The results of operations for the three months ended March 31, 2022 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2021, has been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2021 in the 2021 Annual Report.
Retrospective Presentation of Ownership Exchange
As discussed in Note 1, as a result of the Reorganization Transactions, the Company acquired the assets and entities (excluding Montauk USA) which were previously owned by MNK. As part of the Reorganization Transactions, a 1:1 pro rata exchange of shares of the Company’s common stock was made to holders of MNK’s ordinary shares. The Reorganization Transactions resulted in a pro rata exchange whereby the ownership of the Company after the Reorganization Transactions was identical to the ownership of MNK prior to the Reorganization Transactions and was therefore akin to a common control transaction. All member’s equity in the financial statements and notes have been retrospectively adjusted to give effect to the 1:1 ratio, as if such pro rata exchange occurred as of all pre-IPO periods presented, including periods presented on the unaudited condensed consolidated balance sheets, condensed consolidated statements of operations, consolidated statements of stockholders’ equity and notes to the condensed consolidated financial statements contained herein.
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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC 718, Compensation—Stock Compensation, (“ASC 718”). ASC 718 requires compensation costs related to share-based payment transactions, measured based on the fair value of the instruments issued, be recognized in the consolidated financial statements over the requisite service period of the award. Stock options are initially measured on the grant date using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, term, risk-free interest rate and dividend yield. For restricted stock and restricted stock units, the Company determines the grant date fair value based on the closing market price per share of the stock on the date of the grant.
Recently Issued Accounting Standards
In September 2016, the FASB issued ASU No. 2016-13,
Financial Instruments—Credit Losses
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
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
, which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. This guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2020. The Company currently does not anticipate this ASU will have a material impact on its consolidated financial statements or related financial statement disclosures.
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
NOTE 3 – ASSET IMPAIRMENT
The Company recorded an impairment loss of $51 and $626
for the three months ended March 31, 2022 and 2021, respectively. The first quarter 2022 impairment related to computer software and hardware no longer being utilized. The first quarter 2021 impairment was due to a notice received from a landfill host in February 2021 amending the underlying gas rights agreement to remove and begin decommissioning activities related to one of the Company’s renewable electric generation sites.
NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS
The following tables display the Company’s revenue by major source, excluding realized and unrealized gains or losses under the Company’s gas hedge program, based on product type and timing of transfer of goods and services for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Goods transferred at a point in time	Goods transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$405	$9,488	$9,893
Natural Gas Environmental Attributes	22,710	—	22,710
Electric Commodity	—	2,385	2,385
Electric Environmental Attributes	1,649	—	1,649

	$24,764	$11,873	$36,637

Operating Segment:
RNG	$23,115	$9,488	$32,603
REG	1,649	2,385	4,034

	$24,764	$11,873	$36,637

	Three Months Ended March 31, 2021
	Goods transferred at a point in time	Goods transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$3,976	$6,695	$10,671
Natural Gas Environmental Attributes	17,452	—	17,452
Electric Commodity	—	2,273	2,273
Electric Environmental Attributes	1,051	—	1,051

	$22,479	$8,968	$31,447

Operating Segment:
RNG	$21,428	$6,695	$28,123
REG	1,051	2,273	3,324

	$22,479	$8,968	$31,447

NOTE 5 – ACCOUNTS AND OTHER RECEIVABLES
The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the condensed consolidated statements of operations.

For the three months ended March 31, 2022 and 2021, there were no reserves for uncollectible accounts.
Accounts and other receivables consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December, 31 2021
Accounts receivables	$5,518	$9,281
Other receivables	35	26
Reimbursable expenses	25	31

Accounts and other receivables	$5,578	$9,338

NOTE 6 – ASSETS HELD FOR SALE
In 2021, the Company initiated a plan to sell nitrogen oxide (“NOx”) emissions allowances credits. The Company concluded that it met the criteria under applicable guidance for a long-lived asset to be held for sale, and accordingly reclassified the emissions allowances of
 $777
as current assets held for sale on the Consolidated Balance Sheet at December 31, 2021. The Company estimated the fair value of these assets and concluded that the fair value exceeded the carrying value and no impairment was recorded by the Company for the year ended December 31, 2021. In March 2022, the NOx emissions allowances credits were sold for
 $1,088
.
A $311 gain on sale of intangible assets was recorded for the three months ended March 31, 2022.
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consists of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December, 31 2021
Land	$595	$595
Buildings and improvements	28,967	28,693
Machinery and equipment	247,667	246,670
Gas mineral rights	34,551	34,551
Construction work in progress	12,698	12,725

Total	324,478	323,234
Less: Accumulated depreciation and amortization	(146,215)	(142,341)

Property, plant & equipment, net	$178,263	$180,893

Depreciation expense for property plant and equipment was $4,810 and $4,955 and amortization expense for gas mineral rights was $128 and $491 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS, NET
Intangible assets consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	329	329
Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $3,241 and $3,034	$12,320	$12,526
Customer contracts, net of accumulated amortization of $17,094 and $17,085	$1,189	$1,198

Total intangible assets with finite lives:	$13,509	$13,724

Total Goodwill and Intangible assets	$13,898	$14,113

The weighted average remaining useful life of the customer contracts and interconnection is approximately 15 years and 17 years, respectively. Amortization expense was $215 and $291 for the three months ended March 31, 2022 and 2021, respectively.
NOTE 9 – ASSET RETIREMENT OBLIGATIONS
The following table summarizes the activity associated with asset retirement obligations of the Company as of March 31, 2022 and December 31, 2021:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Asset retirement obligations - beginning of period	$5,301	$5,689
Accretion expense	98	(160)
Decommissioning	(20)	(228)

Asset retirement obligations - end of period	$5,379	$5,301
NOTE 10 – DERIVATIVE INSTRUMENTS
To mitigate market risk associated with fluctuations in energy commodity prices (natural gas) and interest rates, the Company utilizes various derivative contracts to secure energy commodity pricing and interest rates under a board-approved program.

The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the Company had the following realized and unrealized gains and losses in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

		Three Months Ended
Derivative Instrument	Location	March 31, 2022	March 31, 2021
Commodity contracts:
Realized natural gas	Gas commodity sales	$(1,016)	$—
Unrealized natural gas	Other income	(3,451)	—
Interest rate swaps	Interest expense	1,036	418

Net gain (loss)		$(3,431)	$418

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of March 31, 2022 and December 31, 2021, set forth by level, within the fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Commodity derivative liability	$(3,451)	—	—	$(3,451)
Interest rate swap derivative asset	—	368	—	368
Interest rate swap derivative liability	—	(170)	$—	$(170)
Asset retirement obligations	—	—	(5,379)	(5,379)
Earn-out liability	—	—	(2,721)	(2,721)

	$(3,451)	$198	$(8,100)	$(11,353)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative liability	$—	$(839)	$—	$(839)
Asset retirement obligations	—	—	(5,301)	(5,301)
Earn-out liability	—	—	(2,721)	(2,721)

	$—	$(839)	$(8,022)	$(8,861)

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the three months ended March 31, 2022 and the year ended December 31, 2021 is included in Note 9. In addition, certain assets are measured at fair value on a non-recurring
basis when an indicator of impairment is identified and the assets’ fair value are determined to be less than its carrying value. See Note 3 for additional information.
NOTE 12 – ACCRUED LIABILITIES
The Company’s accrued liabilities consists of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued expenses	$4,042	$3,551
Payroll and related benefits	1,340	1,239
Royalty	2,458	4,630
Utility	1,152	1,274
Other	359	129

Accrued liabilities	$9,351	$10,823

NOTE 13 – DEBT
The Company’s debt consists of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Term Loans	$78,000	$80,000
Less: current principal maturities	(8,000)	(8,000)
Less: debt issuance costs (on long-term debt)	(573)	(608)

Long-term Debt	$69,427	$71,392
Current Portion of Long- term Debt	7,828	7,815

	$77,255	$79,207

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
On December 21, 2021, MEH entered into the Fourth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Fourth Amendment”). The current credit agreement, which is secured by a lien on substantially all assets of the Company and certain of its subsidiaries, provides for a

$80,000 term loan and a $120,000 revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through 2024, then increases to $3,000 from 2025 to 2026, with a final payment of $32,000 in late 2026.
As of March 31, 2022, $78,000 was outstanding under the term loan. In addition, the Company had $3,905 of outstanding letters of credit as of March 31, 2022. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of March 31, 2022, the Company’s capacity available for borrowing under the revolving credit facility was $116,095. Borrowings of the term loans and revolving credit facility bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin. Interest rates as of March 31, 2022 and December 31, 2021 were 2.40% and 2.91%, respectively.
The Company accounted for the Fourth
Amendment
 as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense was $108 and $137 for the three months ended March 31, 2022 and 2021, respectively and was recorded as interest expense on the statement of operations.
As of March 31, 2022, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

NOTE 14 – INCOME TAXES
The Company’s provision for income taxes in interim periods is typically computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring
or discrete items are recorded during the period(s) in which they occur. For the first quarter of 2022, the Company utilized full year pre-tax
income and calculated an estimated effective tax rate for the three months ended March 31, 2022. The Company utilized the actual effective tax rate for the three months ended March 31, 2021 as the Company’s best estimate for the first quarter of 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021
(Benefit) expense provision for income taxes	$(258)	$1,382
Effective tax rate	18.8%	(10.7)%
Income tax expense for the three months ended March 31, 2022 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of
 21%
primarily due to the adjustment for production tax credits.
The effective tax rate of 18.8% for the three months ended March 31, 2022 was higher than the rate for the three months ended March 31, 2021 of (10.7)%

primarily due to the use of year to date pre-tax income used to complete the effective tax rate calculation and a required 162(m) executive compensation limitation permanent adjustment. The March 31, 2022 rate included utilization of production tax credits and certain discrete items.
NOTE 15 – SHARE-BASED COMPENSATION
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
The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified stock options, restricted stock units and restricted stock awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted stock grants the officers of the Company made elections under Section 83(b) of the Code.

Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports share-based compensation for stock options, restricted stock, and restricted stock units over the requisite vesting period, and such awards will be settled in shares of common stock of Montauk Renewables. As of March 31, 2022, unrecognized MRI EICP compensation expense for awards the Company expects to vest approximated
$9,929 and will be recognized over approximately 5 years.
In connection with a May 2021 asset acquisition, 1,250,000 restricted stock awards (“RS Awards”) were granted to two employees of the Company in connection with their respective employment. The RS Awards vest over a five-year period and are subject to the achievement of time and performance based vesting criteria over such period. The performance targets in the RS Awards relate to the attainment of three EBITDA goals as defined in the underlying agreements beginning on or after the third anniversary of the grant date. The Company completed its assessment and no compensation expense for the RS Awards has been recorded for the three months ended March 31, 2022. The grant date fair value of the RS Awards is $11,300.
The restricted shares, restricted stock units and option awards are subject to vesting schedules that commence or conclude, in the case of the option and restricted stock unit awards, on the one-year
anniversary of the grant date and are subject to the terms and conditions of the MRI EICP and related award agreements including, in the case of the restricted stock awards, each officer having made an election under Section 83(b) of the Code. The Company recorded $10,813 of compensation expense in its condensed consolidated statements of operations within general and administrative expenses for the three months ended March 31, 2021 in connection with the withheld 950,214 shares associated with the Section 83(b) elections.
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

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as of March 31, 2022 and March 31, 2021, respectively:

	Restricted Shares		Restricted Stock Units		Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
End of period - December 31, 2021	2,569,613	$10.08	377,984	$10.23	950,214	$11.38

Beginning of period - January 1, 2022	2,569,613	$10.08	377,984	$10.23	950,214	$11.38
Granted
Vested	(23,705)	11.38	(27,984)	11.38	(950,214)	11.38
Forfeited	—	—			—	—
Exercised					—	—

End of period - March 31, 2022	2,545,908	$10.07	350,000	$10.13	—	$—

950,214 options vested for the three months ended March 31, 2022. None of the 950,214 vested options were exercised during the three months ended March 31, 2022.

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

NOTE 16 – DEFINED CONTRIBUTION PLAN
The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $167 and $135 for the three months ended March 31, 2022 and 2021, respectively.
Note 17 – RELATED PARTY TRANSACTIONS
On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Promissory Note”) with MNK. MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000
to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). On February 22, 2021 and December, 22, 2021, the Company and MNK amended and restated the Promissory Note (together, the “Amended Promissory Note”) to increase the principal amount of the loan to a total of
 $8,940,
in the aggregate, in accordance with the Company’s obligations set forth in the Transaction Implementation Agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021. The terms of the Amended Promissory Note provide the Company a security interest over

800,000
shares of the Company and require MNK to use the proceeds of any such sale of the shares to repay the Amended Promissory Note. The Amended Promissory Note also has default provisions where MNK can deliver any unsold shares of the Company back to the Company to satisfy repayment of the note. The Amended Promissory Note matures on December 31, 2022.

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
Related Party Reimbursements
Periodically the Company will reimburse MNK and HCI Managerial Services Proprietary Limited, the administrator for the Company’s secondary listing on the JSE, for expenses incurred on behalf of the Company. Amounts reimbursed were
 $3 and $727 for the three months ended March 31, 2022 and 2021, respectively. $19 and $0 were owed as of March 31, 2022 and December 31, 2021, respectively.
NOTE 18 – SEGMENT INFORMATION
The Company’s reportable segments for the three months ended March 31, 2022 and 2021 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity
plants. The corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s condensed consolidated financial statements. The following tables are consistent with the manner in which the chief operating decision maker evaluates the performance of each segment and allocates the Company’s resources. In the following tables “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	Three Months Ended March 31, 2022
	RNG	REG	Corporate	Total
Total Revenue	$32,665	$3,971	$(4,467)	$32,169
Net Income (Loss)	12,940	(1,178)	(12,877)	(1,115)
EBITDA	16,620	214	(13,022)	3,812
Adjusted EBITDA (1)	16,327	214	(9,493)	7,048
Total Assets	147,981	56,818	82,183	286,982
Capital Expenditure	1,012	1,361	5	2,378
(1) First quarter of 2022 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	RNG	REG	Corporate	Total
Net Income (loss)	$12,940	$(1,178)	$(12,877)	$(1,115)
Depreciation and amortization	3,680	1,392	81	5,153
Interest expense	—	—	32	32
Income tax benefit	—	—	(258)	(258)

EBITDA	$16,620	$214	$(13,022)	$3,812

Impairment loss	—	—	51	51
Net gain on sale of assets	(293)			(293)
Transaction costs	—	—	27	27
Non cash hedging charges	—	—	3,451	3,451

Adjusted EBITDA	$16,327	$214	$(9,493)	$7,048

	Three Months Ended March 31, 2021
	RNG	REG	Corporate	Total
Total Revenue	$28,123	$3,324	$—	$31,447
Net Income (Loss)	10,561	(2,241)	(22,585)	(14,265)
EBITDA	14,779	(765)	(20,514)	(6,500)
Adjusted EBITDA (1)	14,779	(139)	(20,426)	(5,786)
Total Assets	157,436	50,156	45,770	253,362
Capital Expenditure	1,306	23	6	1,335
(1) First quarter of 2021 EBITDA Reconciliation
The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	RNG	REG	Corporate	Total
Net Income (loss)	$10,561	$(2,241)	$(22,585)	$(14,265)
Depreciation and amortization	4,218	1,474	45	5,737
Interest expense	—	—	646	646
Income tax expense	—	2	1,380	1,382

EBITDA	$14,779	$(765)	$(20,514)	$(6,500)

Impairment loss	—	626	—	626
Transaction costs	—	—	88	88

Adjusted EBITDA	$14,779	$(139)	$(20,426)	$(5,786)

For the three months ended March 31, 2022 and 2021, five and four customers, respectively, made up greater than 10% of our total revenues.

	Three Months Ended March 31, 2022
	RNG	REG	Corporate	Total
Customer A	24.3%	—	—	24.3%
Customer B	16.1%	—	—	16.1%
Customer C		11.2%	—	11.2%
Customer D	10.6%	—	—	10.6%
Customer E	10.3%			10.3%

	Three Months Ended March 31, 2021
	RNG	REG	Corporate	Total
Customer A	26.2%	—	—	26.2%
Customer B	13.1%	—	—	13.1%
Customer C	11.0%	—	—	11.0%
Customer D	10.0%			10.0%

NOTE 19 – LEASES
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
The Company uses its incremental borrowing rate, as the basis to calculate the present value of future lease payments, at lease commencement. The incremental borrowing rate represents the rate that would approximate the rate to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

Supplemental information related to operating lease arrangements was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$64	$76
Weighted average remaining lease term (in years)	1.05	1.51
Weighted average discount rate	5.00%	5.00%
Future minimum lease payments are as follows:

Year Ending
Remainder of 2022	$241
2023	8
2024	2
Interest	(1)

Total	$250
NOTE 20 – LOSS PER SHARE
Basic loss per share was computed using the following common share data for the three months ended March 31, 2022 and March 31, 2021, respectively:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net loss	$(1,115)	$(14,265)
Basic weighted-average shares outstanding	141,045,477	141,015,213
Dilutive effect of share-based awards	—	—
Diluted weighted-average shares outstanding	141,045,477	141,015,213
Basic loss per share	$(0.01)	$(0.10)
Diluted loss per share	$(0.01)	$(0.10)

As a result of incurring a net loss for the three months ended March 31, 2022 and March 31, 2021, potential common shares of 3,846,122 and 2,121,612 were excluded from diluted loss per share because the effect would have been antidilutive.
NOTE 21 – SUBSEQUENT EVENTS
The Company evaluated its March 31, 2022 condensed consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

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
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A.–Risk Factors” of our 2021 Annual Report and elsewhere in this report.
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
Biogas is produced by microbes as they break down organic matter in the absence of oxygen (during a process called anaerobic digestion). Our two current sources of commercial scale biogas are LFG or ADG. We typically secure our biogas feedstock through long-term fuel supply agreements and property lease agreements with biogas site hosts. Once we secure long-term fuel supply rights, we design, build, own, and operate facilities that convert the biogas into RNG or use the processed biogas to produce Renewable Electricity. We sell the RNG and Renewable Electricity through a variety of term length agreements. Because we are capturing waste methane and making use of a renewable source of energy, our RNG and Renewable Electricity generate valuable Environmental Attributes which we are able to monetize under federal and state renewable initiatives.
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
Recent Developments
RINs Generated but Unsold
Our profitability is highly dependent on the market price of Environmental Attributes, including the market price for RINs. As we self-market a significant portion of our RINs, a decision not to commit to transfer available RINs during a period will impact our revenue and operating profit. The industry experienced volatile D3 RIN index prices during the first quarter ended March 31, 2022. Though the average market price of D3 RINs during the first quarter ended March 31, 2022 was approximately $3.25, the market price declined as low as $2.85 and generally decreased during the first quarter. We viewed this reduction in price as temporary and, accordingly, we determined not to transfer a significant amount of D3 RINs generated and available for transfer. As a result, for the period ended March 31, 2022, we had approximately 4,394 RINs in inventory as compared to 622 RINs in inventory for the period ended March 31, 2021.
The market price of D3 RINs index has subsequently improved during the second quarter of 2022 with an average year to date D3 RIN index price of approximately $3.27. We have entered into commitments to transfer all RINs in inventory, subsequent to March 31, 2022. We have also entered into agreements to transfer the majority of RINs expected to be generated and available for transfer during the second quarter of 2022. The average realized price of these commitments is approximately $3.40. The average D3 RIN index price during the month of April was approximately $3.33. We have not currently committed to transfer a significant amount of RINs during the second half of 2022.
Pico Digestion Capacity Increase
Our Pico facility continues to meet our expectations after the completion of the improvements to the existing digestion process. Production has more than doubled in the first quarter of 2022 as compared to production volumes in the first quarter of 2021. We continue to anticipate that CARB will complete their review of our CI Score Pathway and we expect to receive approval of our score during the second half of 2022. While we continue to store gas in 2022, we expect to begin to release gas from storage in the third quarter of 2022. While we do not expect to receive LCFS credit revenue on 2022 production until 2023, we do anticipate recognizing revenues on RINs generated from gas released from storage over the second half of 2022.
Related to our Pico Feedstock Amendment, we expect the dairy to begin to deliver increased feedstock volumes in the second half of 2022. The improved efficiencies of our existing digestion process has provided the opportunity to pursue additional process changes related to water management. The volume of water in the existing digestion process limits the amount of feedstock we can process. We expect that our water management improvements will enable us to process the increased feedstock volumes expected from the dairy in the second half of 2022. Our improved water management has allowed us to further work with the dairy to meet their needs and interests related to enhanced water purification. Changes to water purification benefits the dairy by improving the quality of water being sent to lagoons, and has the potential of reducing our costs of operations, though has elongated the timeline of certain components of the overall capacity expansion. We expect the final phase of designing our digestion capacity project to be completed during the third quarter of 2022, including the water management and purification improvements.

Montauk Ag Renewables
In the second quarter of 2021, through our newly formed wholly owned subsidiary, Montauk Ag Renewables, we completed the 2021 asset purchase related to developing technology to recover residual natural resources from waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes to produce high quality renewable natural gas, bio-oil
and biochar (the “Montauk Ag Renewables Acquisition”). The assets acquired include real property, intellectual property, mobile equipment, and other equipment related to operating the business and real property of an approximate 9.35 acre parcel in Magnolia, North Carolina. We subsequently closed on a transaction to acquire approximately 146 acres and an existing approximately 500,000 square foot structure in Turkey, North Carolina which we plan to use as we expand the production processes purchased in the Montauk Ag Renewables Acquisition.
We continue to work with our engineer of record through the optimization of improvements to the now patented reactor technology, which is currently functional in Magnolia. We have not completed our improvements, however, and have not reached commercial operations at this location. The improvements to the reactor technology are intended to be deployed at the Turkey location.
While these project developments continue, we are in various stages of discussion with regulatory agencies in North Carolina related to the resulting power generation derived from swine waste to ensure its eligibility for Renewable Energy Credits under North Carolina’s Renewable Energy Portfolio Standards in anticipation of commercial production. Our Magnolia, North Carolina location has an existing electricity interconnection which can be reactivated pending those discussions. We are also in varying stages of corresponding negotiations with power purchasers.
We are at the beginning stages of developing the opportunities associated with Montauk Ag Renewables and can give no assurances that our plans related to this acquisition will meet our expectations. We continue to design and plan for the development of the facility to be used for production. We do not currently expect production to commence during 2022 based on the current development timeline. We intend to contract with additional farms to secure feedstock sources, as we commission commercial production and increase our production capabilities, which we anticipate will secure additional feedstock for future production processes.
Key Trends
Market Trends Affecting the Renewable Fuel Market
We believe demand for RNG produced from biogas remains strong due to increasing public policy initiatives focused on reducing greenhouse gas emissions, including methane, as well as continued public and private sector interest in the development of additional renewable energy sources to offset traditional fossil fuel energy sources.
Key drivers for the long-term growth of RNG include the following factors:

•
Regulatory or policy initiatives, including the federal RFS program and state-level low-carbon
fuel programs in states such as California and Oregon, that drive demand for RNG and its derivative Environmental Attributes (as further described below).

•
Efficiency, mobility and capital cost flexibility in RNG operations enable them to compete successfully in multiple markets. Our operating model is nimble, as we commonly use modular equipment; our RNG processing equipment is more efficient than its fossil-fuel counterparts.

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

Regulatory, Environmental and Social Trends
Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. On December 7, 2021, the EPA issued a proposed rule modifying the RVOs for 2020 and setting the RVOs for 2021 and 2022. In addition, the proposed rule included the addition of a supplemental volume of renewable fuel obligation in 2022 to address the United States Court of Appeals for the D.C. Circuit’s 2017 remand of the 2014-2016 standards and also laid out a proposed regulatory framework to allow biointermediates to be included in the program. The manner in which the EPA will establish RVOs beginning in 2023 and when the statutory RVO mandates are set to expire, is expected to create additional uncertainty as to RIN pricing. EPA decisions on SRE petitions also has strong potential to introduce RIN pricing volatility. On December 7, 2021, the EPA proposed a decision to deny 65 pending petitions for extensions between compliance years 2016 – 2021. In April 2022, the EPA issued final denials for 36 petitions for the 2018 compliance year with compliance flexibility in a separate action for 31 of those denials. Remaining petitions are still being considered for compliance years 2016 – 2021. On April 22, 2022, the U.S. District Court for the District of Columbia approved a consent decree entered into between the EPA and Growth Energy, which requires the EPA to issue the final Renewable Fuel Standards for 2021 and 2022 by June 3, 2022. The EPA’s proposed 2021 and 2022 standards include a proposed revision to the 2020 standards that the EPA had previously set in 2019.
Changes to the LCFS program require annual verification of the CI score assigned to a project. Annual verification could significantly affect the profitability of a project, particularly in the case of a livestock farm project.
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

•
Renewable Natural Gas Revenues
: We record revenues from the production and sale of RNG and the generation and sale of the Environmental
Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take
counterparties as consideration for such counterparties using the RNG as a transportation fuel. We monetize a portion of our RNG production under fixed-price and counterparty sharing agreements, which provide floor prices in excess of commodity indices and sharing percentages of the monetization of Environmental Attributes. Under these sharing arrangements, we receive a portion of the profits derived from counterparty monetization of the Environmental Attributes in excess of the floor prices. We have entered into fixed-price agreements to replace the counter-party sharing arrangements expiring during 2022.

•
Renewable Electricity Generation Revenues:
We record revenues from the production and sale of Renewable Electricity and the generation and sale of the Environmental Attributes, such as RECs, derived from Renewable Electricity. All of our Renewable Electricity production is monetized under fixed-price PPAs from our existing operating projects.

•
Corporate Revenues:
Corporate reports realized and unrealized gains or losses under our gas hedge programs. Based on current rates, we expect our gas commodity hedge program to continue to be priced below actual index prices through the end of this fiscal year at which time the hedge program will expire. Corporate also relates to additional discrete financial information for the corporate function; primarily used as a shared service center for maintaining functions such as executive, accounting, treasury, legal, human resources, tax, environmental, engineering and other operations functions not otherwise allocated to a segment.

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
RNG Production
Our RNG production levels are subject to fluctuations based on numerous factors, including:
Disruptions to Production
: Disruptions to waste placement operations at our active landfill sites, severe weather events, failure or degradation of our or a landfill operator’s equipment or interconnection or transmission problems could result in a reduction of our RNG production. We strive to proactively address any issues that may arise through preventative maintenance, process improvement and flexible redeployment of equipment to maximize production and useful life

•
A 2021 cold weather impacted our Atascocita, Galveston, McCarty, and Coastal Plains facilities located in Texas. Production at these facilities was temporarily idled due to the loss of power from February 14 through February 20, 2021 and force majeure events were declared by certain of our counter-parties or by us for the period February 12 through February 22, 2021 related to these weather events. Operations at these facilities have subsequently resumed.

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

•
Our Pico facility has resumed operations and ramp up activities related to the existing digester cleanout activities have been substantially completed. Production volume performance continues to meet our expectations during the post cleanout period. Our improvement project has impacted the timeline related to modeling the CI Score pathway model. Our 2022 production will be stored until CARB completes its CI Score Pathway. We do not currently expect to receive LCFS credit revenue on 2022 production until 2023.

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

Pricing
Our Renewable Natural Gas and Renewable Electricity Generation segments’ revenues are primarily driven by the prices under our off-take
agreements and PPAs and the amount of RNG and Renewable Electricity that we produce. We sell the RNG produced from our projects under a variety of termed a agreements to counterparties, with contract terms varying from three years to five years. Our contracts with counterparties are typically structured to be based on varying natural gas price indices for the RNG produced. All of the Renewable Electricity produced at our biogas-to-electricity
projects is sold under long-term contracts to creditworthy counterparties, typically under a fixed price arrangement with escalators.
The pricing of Environmental Attributes, which accounts for a substantial portion of our revenues, is subject to volatility based on a variety of factors, including regulatory and administrative actions and commodity pricing.
Our Pico project is expected to be awarded a more attractive CI by CARB, thereby generating LCFS credits at a multiple of those generated by our landfill projects.
The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we only sell RINs in the calendar year they are generated. Our current RIN commitments scheduled for transfer are at an average D3 RIN price of approximately $3.41 with commitments through June 2022. We have not currently committed a significant portion of expected 2022 RIN generation for the second half of 2022. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments.
Factors Affecting Operating Expenses
Our operating expenses include royalties, transportation, gathering and production fuel expenses, project operating and maintenance expenses, general and administrative expenses, depreciation and amortization, net loss (gain) on sale of assets, impairment loss and transaction costs.

•
Project Operating and Maintenance Expenses
: Operating and maintenance expenses primarily consist of expenses related to the collection and processing of biogas, including biogas collection system operating and maintenance expenses, biogas processing, operating and maintenance expenses, and related labor and overhead expenses. At the project level, this includes all labor and benefit costs, ongoing corrective and proactive maintenance, project level utility charges, rent, health and safety, employee communication, and other general project level expenses.

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

•
General and Administrative Expenses:
General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. We expect increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2022. We also expect increased general and administrative expenses associated with our board of directors approving the payment of cash fees to non-employee directors beginning in 2022. The Company accounts for share-based compensation related to grants made through its equity and incentive compensation plan under FASB ASC 718.
For more information, see Note 15 to our unaudited condensed consolidated financial statements related to share-based compensation.

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

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

(in thousands, unless otherwise indicated)	Three Months Ended March 31,		Change	Change %
	2022	2021
Revenues
Renewable Natural Gas Total Revenues	$32,666	$28,123	$4,543	16.2%
Renewable Electricity Generation Total Revenues	$3,971	$3,324	$647	19.5%

RNG Metrics
CY RNG production volumes (MMBtu)	1,369	1,348	21	1.5%
Less: Current period RNG volumes under fixed/floor-price contracts	(310)	(453)	143	31.6%
Plus: Prior period RNG volumes dispensed in current period	372	353	19	5.4%
Less: Current period RNG production volumes not dispensed	(410)	(350)	(60)	17.1%
Total RNG volumes available for RIN generation (1)	1,021	898	123	13.7%

RIN Metrics
Current RIN generation ( x 11.727) (2)	11,967	10,534	1,433	13.6%
Less: Counterparty share (RINs)	(1,216)	(1,147)	(69)	(6.0%)
Plus: Prior period RINs carried into CY	128	110	18	16.4%
Less: CY RINs carried into next CY	—	—	—	—
Total RINs available for sale (3)	10,879	9,497	1,382	14.6%
Less: RINs sold	(6,485)	(8,875)	2,390	26.9%
RIN Inventory	4,394	622	3,772	606.4%
RNG Inventory (volumes not dispensed for RINs) (4)	410	350	60	17.1%
Average Realized RIN price	$3.46	$1.91	$1.55	81.2%

Operating Expenses
Renewable Natural Gas Operating Expenses	$16,345	$13,134	$3,211	24.4%
Operating Expenses per MMBtu (actual)	$11.94	$9.74	$2.20	22.6%
Renewable Electricity Generation Operating Expenses	$3,737	$3,393	$344	10.1%
$/MWh (actual)	$83.04	$71.70	$11.34	15.8%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	45	47	(2)	(4.2%)
Average Realized Price $/MWh (actual)	$88.27	$70.24	$18.03	25.7%

(1)
RINs are generated in the month that the gas is dispensed to generate RINs, which occurs the month after the gas is produced. Volumes under fixed/floor-price arrangements generate RINs which we do not self-market.

(2)	One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)	Represents RINs available to be self-marketed by us during the reporting period.
(4)	Represents gas production which has not been dispensed to generate RINs.

Results of Operations
Comparison of Three Months Ended March 31, 2022 and 2021
The following table summarizes our revenues, expenses and net income for the periods set forth below:

(in thousands, except per share data)	Three Months Ended March 31,			Change %
	2022	2021	Change
Total operating revenues	$32,169	$31,447	$722	2.3%
Operating expenses:
Operating and maintenance expenses	13,201	10,612	2,589	24.4%
General and administrative expenses	8,495	20,452	(11,957)	(58.5%)
Royalties, transportation, gathering and production fuel	7,206	6,218	988	15.9%
Depreciation and amortization	5,153	5,737	(584)	(10.2%)
Gain on insurance proceeds	(313)	(82)	(231)	(281.7%)
Impairment loss	51	626	(575)	(91.9%)
Transaction costs	27	88	(61)	(69.3%)

Total operating expenses	33,820	43,651	(9,831)	(22.5%)

Operating loss	$(1,651)	$(12,204)	$10,553	86.5%
Other (income) expenses:	(278)	679	(957)	(140.9%)
Income tax (benefit) expense	(258)	1,382	(1,640)	(118.7%)

Net loss	$(1,115)	$(14,265)	$(13,150)	(92.2%)

Revenues for the Three Months Ended March 31, 2022 and 2021
Total revenues in the first quarter of 2022 were $32,169, an increase of $722 (2.3%) compared to $31,447 in the first quarter of 2021. The increase is primarily related to an increase in realized pricing of gas commodity indices and average realized RIN pricing during the first quarter of 2022 compared to the first quarter of 2021. Realized gas commodity indices increased 84.0% in the first quarter of 2022 of $4.95 compared to $2.69 in the first quarter of 2021. Realized RIN pricing increased 81.2% during the first quarter of 2022 compared to the first quarter of 2021. The increase was offset by lower revenues recognized under our counter party sharing agreements of $187 in the first quarter of 2022 compared to $3,787 in the first quarter of 2021. Also offsetting the increase are losses recognized on in the first quarter of 2022 related to gas commodity hedging settlements of $3,451.
Renewable Natural Gas Revenues
We produced 1,369 MMBtu of RNG during the first quarter of 2022, an increase of 21 MMBtu over the 1,348 MMBtu (1.5%) produced in the first quarter of 2021. Our Galveston facility produced 66 MMBtu more in the first quarter of 2022 compared to the first quarter of 2021 as a result of higher inlet gas due to wellfield changes and plant efficiency optimization of process equipment. Offsetting the increase are lower production volumes at our McCarty and Atascocita facilities. Our McCarty facility produced 31 fewer MMBtu in the first quarter of 2022 compared to the first quarter of 2021 due to wellfield changes by our landfill host. Also, our Atascocita facility produced 24 fewer MMBtu in the first quarter of 2022 compared to the first quarter of 2021 due to a process equipment failure that has since been repaired.
Revenues from the Renewable Natural Gas segment in the first quarter of 2022 were $32,666, an increase of $4,543 (16.2%) compared to $28,123 in the first quarter of 2021. Average commodity pricing for natural gas for the first quarter of 2022 was $4.95 per MMBtu, 84.0% higher than the first quarter of 2021. During the first quarter of 2022, we self-monetized 6,485 RINs, representing a 2,390 decrease (26.9%) compared to 8,875 in the first quarter of 2021. The decrease was primarily related to our decision not to self-market a significant amount of RINs due to our belief that D3 RIN index volatility was temporary. Average pricing realized on RIN sales during the first quarter of 2022 was $3.46 as compared to $1.91 in the first quarter of 2021, an increase of 81.2%. This compares to the average D3 RIN index price for the first quarter of 2022 of $3.25 being approximately 28.0% higher than the average D3 RIN index price in the first quarter of 2021. At March 31, 2022, we had approximately 410 MMBtu available for RIN generation and we had approximately 4,394 RINs generated and unsold. At March 31, 2021, we had approximately 350 MMBtu available for RIN generation and approximately 622 RINs generated and unsold.

Renewable Electricity Generation Revenues
We produced 45 MWh in Renewable Electricity during the first quarter of 2022, a decrease of 2 MWh (4.2%) over the 47 MWh produced in the first quarter of 2021. Our Bowerman facility produced 2 MWh less in the first quarter of 2022 compared to the first quarter of 2021 due to preventative engine maintenance.
Revenues from Renewable Electricity facilities in the first quarter of 2022 were $3,971, an increase of $647 (19.5%) compared to $3,324 in the first quarter of 2021. Our Bowerman facility was impacted in the fourth quarter of 2020 by the California wildfires forcing it to temporarily shut down the facility. This shut down delayed the timing of monetization of the Environmental Attributes associated with the Bowerman facility and resulted in approximately $598 in reduced revenues in the first quarter of 2021 as compared to the first quarter of 2022.
In the first quarter of 2022, 100% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 100% in the first quarter of 2021. This provides the Company with certainty of price resulting from our Renewable Electricity sites.
Corporate Analysis
In the first quarter of 2022, our gas commodity hedge program was priced at rates below actual index prices, resulting in realized losses of $3,451. We did not have any gas hedge programs in the first quarter of 2021. Based on current rates, we expect our gas commodity hedge program to continue to be priced below actual index prices through the year-end 2022 at which time the hedge program will expire.
Expenses for the Three Months Ended March 31, 2022 and 2021
General and Administrative Expenses
Total general and administrative expenses were $8,495 for the first quarter of 2022, a decrease of $11,957 (58.5%) compared to $20,452 for the first quarter of 2021. Of the total in the first quarter of 2021, $14,353 related to stock-based compensation costs associated with the IPO and Reorganization Transactions. Employee related costs, including stock-based compensation, decreased approximately $11,938 (71.0%) in the first quarter of 2022 as compared to the first quarter of 2021. This decrease is related to our accounting for the cancellation of MNK options and recording approximately $2,050 in previously unvested stock-based compensation expense. We recorded approximately $12,549 in stock-based compensation expense associated with the grants of restricted stock, non-qualified
stock options, and restricted stock units associated with the board of directors’ January 2021 grants to the Company’s employees. Additionally, professional fees decreased approximately $671 (34.4%) during the first quarter of 2022 primarily driven by higher professional fees incurred during the first quarter of 2021 related to the successful completion of the IPO and Reorganization Transactions. Our corporate insurance premiums increased approximately $187 (16.0%) during the first quarter of 2022 compared to the first quarter of 2021, primarily related to premium increases associated with the completion of the IPO. Our board of directors approved the payment of cash fees to non-employee members beginning in 2022 leading to increased fees of $175 in the first quarter of 2022. Finally, our general and administrative expense for the first quarter of 2022 increased approximately $455 compared to the first quarter of 2021 associated with the operations of the Montauk Ag Renewables Acquisition.
Renewable Natural Gas Expenses
Operating and maintenance expenses for our RNG facilities in the first quarter of 2022 were $9,560, an increase of $1,958 (25.8%) as compared to $7,602 in the first quarter of 2021. The primary reason for this increase is because our Houston based facilities were favorably impacted by lower utility rates during the first quarter of 2021. Certain of our utility contracts have provisions that when we are not using utilities, the providers are able to contribute that capacity back into the market and we receive credit against our future bills. The weather event that occurred in the first quarter of 2021 temporarily impacted our Houston facilities’ utility consumption and resulted in our RNG utilities being approximately $2,183 lower in the first quarter of 2021 as compared to the first quarter of 2022.
Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the first quarter of 2022 were $6,785, an increase of $1,253 (22.7%) compared to $5,532 in the first quarter of 2021. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 20.8% for the first quarter of 2022 from 19.7% in the first quarter of 2021. The increase in royalties, transportation, gathering and production fuel expenses is primarily related to the increase in RNG revenues in the first quarter of 2022 compared to the first quarter of 2021.

Renewable Electricity Expenses
Operating and maintenance expenses for our Renewable Electricity facilities in the first quarter of 2022 were $3,316, an increase of $350 (11.8%) compared to $2,966 in the first quarter of 2021. The increase is primarily related to scheduled preventative engine maintenance at our Bowerman facility, which was approximately $457 higher in the first quarter of 2022 compared to the first quarter of 2021.
Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first quarter of 2022 were $421, a decrease of $6 (1.4%) compared to $427 in the first quarter of 2021. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses decreased to 10.6% from 12.8%. This decrease relates to an increase in grid access fees that were incurred in first quarter of 2021 as a result of the 2020 California wildfires, that did not occur in the first quarter of 2022.
Royalty Payments
Royalties, transportation, gathering, and production fuel expenses in the first quarter of 2022 were $7,206, an increase of $988 (15.9%) compared to $6,218 in the first quarter of 2021. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as
20-year
contracts, providing long-term visibility into the margin impact of future royalty payments.
Depreciation
Depreciation and amortization in the first quarter of 2022 was $5,153, a decrease of $584 (10.2%) compared to $5,737 in the first quarter of 2021. The decrease is associated with assets remaining in service being fully amortized and depleted.
Impairment loss
We calculated and recorded an impairment loss of $51 in the first quarter of 2022, a decrease of $575 (91.9%) compared to $626 in the first quarter of 2021. The impairment in the first quarter of 2022 was related to computer software and hardware no longer being utilized. The impairment in the first quarter of 2021 was due to decommissioning a previously converted electricity site to RNG as we had been contractually obligated to maintain the site.
Other (Income) Expenses
Other income in the first quarter of 2022 were $278, an increase of $957 (140.9%) compared to other expenses of $679 in the first quarter of 2021. Of the increase, $614 is related to a reduction of interest expense from the first quarter of 2022 compared to the first quarter of 2021. Also driving part of the increase were NOx emissions allowances credits, which were sold for $1,088 and resulted in a $311 gain on the sale of these credits.
Income Tax Expense (Benefit)
Income tax expense for the three months ended March 31, 2022 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustment for production tax credits.
The effective tax rate of 18.8% for the three months ended March 31, 2022 was higher than the rate for the three months ended March 31, 2021 of (10.7)% primarily due to the use of year to date pre-tax income used to complete the effective tax rate calculation and a required 162(m) executive compensation limitation permanent adjustment. The March 31, 2022 rate included utilization of production tax credits and certain discrete items.
Operating Loss for the Three Months Ended March 31, 2022 and 2021
Operating loss in the first quarter of 2022 was $1,651, a decrease of $10,553 (86.5%) compared to an operating loss of $12,204 in the first quarter of 2021. The primary driver of the decrease relates to stock-based compensation expense of $14,598 recognized in the first quarter of 2021, which was related to the IPO and Reorganization Transactions. RNG operating profit for the first quarter of 2022 was $12,973, an increase of $2,378 (22.4%) compared to $10,595 in the first quarter of 2021. Renewable Electricity Generation operating loss for the first quarter of 2022 was $1,471, a decrease of $747 (33.7%) compared to an operating loss of $2,218 for the first quarter of 2021.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

	Three Months Ended March 31,
	2022	2021
Net loss	$(1,115)	$(14,265)
Depreciation and amortization	5,153	5,737
Interest expense	32	646
Income tax (benefit) expense	(258)	1,382

Consolidated EBITDA	3,812	(6,500)
Impairment loss (1)	51	626
Net gain on sale of assets	(293)	—
Transaction costs	27	88
Non-cash hedging charges	3,451	—

Adjusted EBITDA	$7,048	$(5,786)

(1)
During the three months ended March 31, 2022, we recorded an impairment of $51 related to the assessment that certain computer software and hardware that was no longer being utilized. During the three months ended March 31, 2021, $626 of impairment was recorded related to a landfill hosts request for us to decommission a facility previously converted to an RNG facility.

Liquidity and Capital Resources
Sources of Liquidity
At March 31, 2022 and March 31, 2021, our cash and cash equivalents, net of restricted cash, was $59,794 and $22,643 respectively. We intend to fund near-term development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.
At March 31, 2022, we had debt before debt issuance costs of $78,000, compared to debt before debt issuance costs of $80,000 at December 31, 2021.

Our debt before issuance costs (in thousands) are as follows:

	March 31, 2022	December 31, 2021
Term Loans	$78,000	$80,000
Revolving Credit Facility	—	—

Debt before debt issuance costs	$78,000	$80,000

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
As of March 31, 2022, $78,000 was outstanding under the term loan and we had no outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through 2024, then increases to $3,000 through 2026, with a final payment of $32,000 in late 2026 with an interest rate of 2.40% and 2.91% at March 31, 2022 and December 31, 2021, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).
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
As of March 31, 2022, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.
The Amended Credit Agreement replaced our prior credit agreements with Comerica and a portion of the proceeds of the term loan made under the Amended Credit Agreement were used by us to, among other things, fully satisfy an aggregate of $59,197 outstanding principal under such credit agreements. For additional information regarding the Amended Credit Agreement, see Note 13— Debt to our unaudited condensed consolidated financial statements.
Capital Expenditures
We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2022 capital expenditures to range between $10,000 and $12,000. Our 2022 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, other specific facility improvements, and information technology improvements. Additionally, we currently estimate that our existing 2022 development capital expenditures will range between $25,000 and $30,000. Our Amended Credit Agreement provides us with a $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. We are currently in various stages of discussions regarding a variety of strategic growth opportunities. Included amongst these opportunities are: approximately six LFG RNG sites, multiple ADG sites, and waste water treatment to RNG opportunities. If we ultimately enter into definitive agreements for any of these opportunities, we expect to incur material capital expenditures related to either acquisition costs or development costs, or both. As we continue to explore strategic growth opportunities and while we have entered into nonbinding letters of intent for certain of these opportunities, we provide no assurances that our plans related to any or all of these strategic opportunities will progress to definitive agreements. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Amended Credit Agreement would allow us to pursue and close on our identified strategic growth opportunities.

Cash Flow
The following table presents information regarding our cash flows and cash equivalents for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash flows provided by operating activities	9,597	$7,769
Net cash flows used in investing activities	(977)	(1,253)
Net cash flows used in financing activities	(2,091)	(4,860)
Net increase in cash and cash equivalents	6,529	1,656
Restricted cash, end of period	347	572
Cash and cash equivalents and restricted, end of period	60,141	23,215
For the first quarter of 2022, we generated $9,597 of cash from operating activities, a 23.5% increase from $7,769 in the first quarter of 2021. For the first quarter of 2022, income and adjustments to income from operating activities provided $9,165 compared to $21,802 in first quarter of 2021.Working capital and other assets and liabilities provided $1,395 in the first quarter of 2022 compared to using $232 in the first quarter of 2021.
Our net cash flows used in investing activities has historically focused on project development and facility maintenance. Our capital expenditures for the first quarter of 2022 were $2,377, of which $1,116 were related to the ongoing development of Montauk Ag Renewables in North Carolina. Partially offsetting this use were proceeds of $1,088 related to the sale of NOx emissions allowance credits in the first quarter of 2022.
Our net cash flows used in financing activities of $2,091 for the first quarter of 2022 decreased by $2,769 compared to cash provided by financing activities in the first quarter of 2021 of $4,860. The closing of our January 2021 IPO provided $12,401 in proceeds after payment of commissions and expenses. In connection with withholding shares from restricted stock awards pursuant to elections made by employees under Section 83(b) of the Code, the Company reacquired 950,214 shares with a value of approximately $10,813. Additionally, in connection with the Distribution, we loaned $8,940, in the aggregate to MNK for its dividends tax liability arising under the South African Income Tax Act, 1962, as amended. As security for this loan, MNK has 800,000 shares of the Company’s common stock to Montauk and agreed to use the proceeds from the sale of such shares to repay this loan.
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
The Company has contractual obligations involving asset retirement obligations. See Note 9 in the unaudited condensed consolidated financial statements for further information regarding the asset retirement obligations.
The Company has contractual obligations under our debt agreement, including interest payments and principal repayments. See Note 13 in the unaudited condensed consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During the first quarter of 2022, we had approximately $3,905 of off-balance
sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no draw downs on these outstanding letters of credit. During the first quarter of 2021, we did not have off-balance
sheet arrangements other than outstanding letters of credit of approximately $5,765.
The Company has contractual obligations involving operating leases. See Note 19 in the unaudited condensed consolidated financial statements for further information related to the lease obligations. In 2022, the company entered into a new, ten year corporate office lease with monthly rent payments of approximately $43 per month beginning in 2023, the first full year of the lease. The lease includes annual rent increases.
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
Finite-Lived Asset Impairment
In accordance with FASB Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material. Based on our annual cashflow assessment conducted for monitoring potential indicators of impairment, we concluded the cashflows to be generated are significantly in excess of their carrying values of our operating sites primarily due to the lengths of the underlying gas rights agreements. Separate from our cash flows assessment, we identified discrete events and recorded impairment of $51 and $626 for the first quarter of 2022 and 2021, respectively. See Note 3 in the unaudited condensed consolidated financial statements for further information related to asset impairments.
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
There have been no material changes since our disclosure in Quantitative and Qualitative Disclosures About Market Risk included as Item 7A in our 2021 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules
13a-15(e)
or
15d-15(e)
under the Exchange Act, as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we and our subsidiaries may be parties to legal proceedings arising in the normal course of our business. We and our subsidiaries are currently not a party, nor is our property subject, to any material pending legal proceedings.

ITEM 1A.	RISK FACTORS
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A discussion of our risk factors can be found in Part I, “Item 1A Risk Factors” in our 2021 Annual Report. The impact of
COVID-19
may exacerbate the risks discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report, any of which could have a material effect on us.

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

Since the closing of the IPO, approximately $12.3 million of the net proceeds from the IPO have been used by Montauk Renewables in connection with due diligence and the consummation of the Montauk Ag Asset Acquisition in May 2021, the purchase of the real estate and property in October 2021 related to Montauk Ag Renewables, and subsequent development activities related to Montauk Ag Renewables. An immaterial amount has been used relating to other possible acquisitions and projects. The remaining net proceeds of approximately $2.7 million is held as cash.

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

May 10, 2022	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Financial and Accounting Officer)