Form 10-Q
period 2022-06-30
Montauk Renewables, Inc.
filed 2022-08-09
CIK 1826600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on August 4, 2022 was 143,603,681 shares.

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

•	“ FERC ” refers to the U.S. Federal Energy Regulatory Commission.

•	“ GHG ” refers to greenhouse gases.

•	“ JSE ” refers to the Johannesburg Stock Exchange.

•	“ LCFS ” refers to Low Carbon Fuel Standard.

•	“ LFG ” refers to landfill gas.

•	“MMBtu” refers to Metric Million British Thermal Unit.

•	“ PPAs ” refers to power purchase agreements.

•	“ RECs ” refers to Renewable Energy Credits.

•	“ Renewable Electricity ” refers to electricity generated from renewable sources.

•	“ RFS ” refers to the EPA’s Renewable Fuel Standard.

•	“ RINs ” refers to Renewable Identification Numbers.

•	“ RNG ” refers to renewable natural gas.

•	“ RVOs ” refers to renewable volume obligations.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on
Form 10-Q
contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to future results of operations, financial condition, expectations and plans of the Company, including expected benefits of the Pico feedstock amendment and the Montauk Ag project in North Carolina, the anticipated completion of the engine repairs at the Security facility, the resolution of gas collection issues at the McCarty facility, our estimated and projected costs, expenditures, and growth rates, our plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•	the impact of the ongoing COVID-19 pandemic on our business, financial condition and results of operations;

•	our ability to develop and operate new renewable energy projects, including with livestock farms;

•	reduction or elimination of government economic incentives to the renewable energy market;

•	delays in acquisition, financing, construction and development of new projects, including expansion plans into new areas such as agricultural waste;

•	the inability to complete strategic development opportunities;

•	general economic conditions outside our control including the impacts of supply chain disruptions, inflationary cost increases, and other macroeconomic factors;

•	the length of development and optimization cycles for new projects, including the design and construction processes for our renewable energy projects;

•	dependence on third parties for the manufacture of products and services;

•	the quantity, quality and consistency of our feedstock volumes from both landfill and livestock farm operations;

•	identifying suitable locations for new projects;

•	reliance on interconnections to distribution and transmission products for our Renewable Natural Gas and Renewable Electricity Generation segments;

•	our projects not producing expected levels of output;

•
the anticipated benefits of the Raeger capital improvement project, Pico feedstock amendment and the Montauk Ag project in North Carolina and the anticipated completion of engine repairs at the Security facility;

•	potential benefits associated with the combustion-based oxygen removal condensate neutralization technology;

•	resolution of gas collection issues at the McCarty facility;

•	concentration of revenues from a small number of customers and projects;

•	dependence on our landfill operators;

•	our outstanding indebtedness and restrictions under our credit facility;

•	our ability to extend our fuel supply agreements prior to expiration;

•	our ability to meet milestone requirements under our PPAs;

•	existing regulations and changes to regulations and policies that effect our operations;

•	decline in public acceptance and support of renewable energy development and projects;

•	our expectations regarding Environmental Attributes;

•	our expectations regarding Environmental Attribute and commodity prices;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”);

•	our expectations regarding future capital expenditures, including for the maintenance of facilities;

•	our expectations regarding the use of net operating losses before expiration;

•	our expectations regarding more attractive CI scores by regulatory agencies for our livestock farm projects;

•	market volatility and fluctuations in commodity prices and the market prices of Environmental Attributes and the impact of any related hedging activity;

•	regulatory changes in federal, state and international environmental attribute programs;

•	profitability of our planned livestock farm projects;

•	sustained demand for renewable energy;

•	security threats, including cyber-security attacks;

•	the need to obtain and maintain regulatory permits, approvals and consents;

•	potential liabilities from contamination and environmental conditions;

•	potential exposure to costs and liabilities due to extensive environmental, health and safety laws;

•	impacts of climate change, changing weather patterns and conditions, and natural disasters;

•	failure of our information technology and data security systems;

•	increased competition in our markets;

•	continuing to keep up with technology innovations;

•	concentrated stock ownership by a few stockholders and related control over the outcome of all matters subject to a stockholder vote; and

•	other risks and uncertainties detailed in the section titled “Risk Factors” in our latest Annual Report on Form 10-K.
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

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data):

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$72,195	$53,266
Accounts and other receivables	23,998	9,338
Related party receivable	8,940	8,940
Current portion of derivative instrument	277	—
Prepaid expenses and other current assets	5,558	2,846
Assets held for sale	—	777

Total current assets	$110,968	$75,167
Restricted cash—non-current	$328	$328
Property, plant and equipment, net	176,077	180,893
Goodwill and intangible assets, net	13,660	14,113
Deferred tax assets	6,779	10,570
Non-current portion of derivative instrument	536	—
Operating lease right-of-use assets	203	305
Finance lease right-of-use assets	139	—
Other assets	5,561	5,104

Total assets	$314,251	$286,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,477	$4,973
Accrued liabilities	17,848	10,823
Income tax payable	134	—
Current portion of operating lease liability	156	296
Current portion of finance lease liability	76	—
Current portion of derivative instrument	1,807	650
Current portion of long-term debt	7,834	7,815

Total current liabilities	$32,332	$24,557
Long-term debt, less current portion	$67,465	$71,392
Non-current portion of operating lease liability	30	27
Non-current portion of finance lease liability	61	—
Non-current portion of derivative instrument	—	189
Asset retirement obligation	5,368	5,301
Other liabilities	4,125	2,721

Total liabilities	$109,381	$104,187

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 690,000,000 shares; 143,603,681 and 143,584,827 shares issued at June 30, 2022 and December 31, 2021, respectively; 141,290,748 and 141,015,213 shares outstanding at June 30, 2022 and December 31, 2021, respectively	$1,410	$1,410
Treasury stock, at cost, 959,344 and 950,214 shares June 30, 2022 and December 31, 2021, respectively	(10,904)	(10,813)
Additional paid-in capital	200,855	196,224
Retained earnings (deficit)	13,509	(4,528)

Total stockholders’ equity	$204,870	$182,293

Total liabilities and stockholders’ equity	$314,251	$286,480

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total operating revenues	$67,884	$31,674	$100,055	$63,121
Operating expenses:
Operating and maintenance expenses	$14,870	$13,187	$28,072	$23,830
General and administrative expenses	8,753	7,341	17,248	27,761
Royalties, transportation, gathering and production fuel	15,090	5,986	22,296	12,204
Depreciation, depletion and amortization	5,134	5,660	10,286	11,396
Gain on insurance proceeds	—	—	(313)	(82)
Impairment loss	69	—	120	626
Transaction costs	5	37	32	125

Total operating expenses	$43,921	$32,211	$77,741	$75,860
Operating income (loss)	$23,963	$(537)	$22,314	$(12,739)
Other expenses (income):
Interest expense	$271	$720	$303	$1,366
Net loss (gain) on sale of fixed assets	—	22	(293)	22
Other (income) expense	(25)	(12)	(40)	23

Total other expenses (income)	$246	$730	$(30)	$1,411
Income (loss) before income taxes	$23,717	(1,267)	$22,344	$(14,150)
Income tax expense	4,565	3,385	4,307	4,767

Net income (loss)	$19,152	$(4,652)	$18,037	$(18,917)

Earnings (loss) per share:
Basic	$0.14	$(0.03)	$0.13	$(0.13)
Diluted	$0.13	$(0.03)	$0.13	$(0.13)
Weighted-average common shares outstanding:
Basic	141,129,457	141,015,213	141,087,699	141,015,213
Diluted	142,462,069	141,015,213	142,220,274	141,015,213
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data):

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	141,057,772	$1,410	959,344	$(10,904)	—	$198,558	$(5,643)	$183,421
Vesting of stock awards	232,976	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	19,152	19,152
Stock-based compensation	—	—	—	—	—	2,297	—	2,297

Balance at June 30, 2022	141,290,748	$1,410	959,344	$(10,904)	$—	$200,855	$13,509	$204,870

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$188,403	$(14,265)	$164,735
Net loss	—	—	—	—	—	—	(4,652)	(4,652)
Stock-based compensation	—	—	—	—	—	2,541	—	2,541

Balance at June 30, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$190,944	$(18,917)	$162,624

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$196,224	$(4,528)	$182,293
Vesting of stock awards	275,535		—	—	—	—	—
Treasury stock	—	—	9,130	(91)	—	—	—	(91)
Net income	—	—	—	—	—	—	18,037	18,037
Stock-based compensation	—	—	—	—	—	4,631	—	4,631

Balance at June 30, 2022	141,290,748	$1,410	959,344	$(10,904)	$—	$200,855	$13,509	$204,870

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	$159,622	$—	$—	$159,622
Effect of reorganization transactions	138,312,713	1,383	—	—	(159,622)	158,239	—
IPO common stock	2,702,500	27	—	—	—	15,566	—	15,593
Treasury stock	—	—	950,214	$(10,813)	—	—	—	(10,813)
Net loss	—	—	—	—	—	—	(18,917)	(18,917)
Stock-based compensation	—	—	—	—	—	17,139	—	17,139

Balance at June 30, 2021	141,015,213	$1,410	950,214	$(10,813)	—	190,944	$(18,917)	$162,624

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$18,037	$(18,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	10,286	11,396
Provision for deferred income taxes	3,791	4,262
Stock-based compensation	4,631	17,139
Derivative mark-to-market adjustments and settlements	156	(724)
Gain on property insurance proceeds	(313)	(82)
E arn out increase	1,403	—
Net (gain) loss on sale of assets	(293)	22
Accretion of asset retirement obligations	127	215
Amortization of debt issuance costs	212	271
Impairment loss	120	626
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	(17,989)	(3,553)
Accounts payable and other accrued expenses	6,604	590

Net cash provided by operating activities	$26,772	$11,245
Cash flows from investing activities
Capital expenditures	$(5,148)	$(4,469)
Asset acquisition	—	(4,142)
Proceeds from sale of assets	1,088	8
Proceeds from insurance recovery	313	82

Net cash used in investing activities	$(3,747)	$(8,521)
Cash flows from financing activities:
Repayments of long-term debt	$(4,000)	$(5,000)
Proceeds from initial public offering	—	15,593
Treasury stock purchase	(91)	(10,813)
Loan to Montauk Holdings Limited	—	(7,140)
Finance lease payments	(4)	—

Net cash used in financing activities	$(4,095)	$(7,360)
Net increase (decrease) in cash and cash equivalents and restricted cash	$18,930	$(4,636)
Cash and cash equivalents and restricted cash at beginning of period	$53,612	$21,559

Cash and cash equivalents and restricted cash at end of period	$72,542	$16,923

Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$72,195	$16,350
Restricted cash and cash equivalents - current	19	—
Restricted cash and cash equivalents - non-current	328	573

	$72,542	$16,923

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
Two of the Company’s key revenue drivers are sales of captured gas and sales of Renewable Identification Numbers (“RINs”) to fuel blenders. The Renewable Fuel Standard (“RFS”) is an Environmental Protection Agency (“EPA”) administered federal law that requires transportation fuel to contain a minimum volume of renewable fuel. RNG derived from landfill methane, agricultural digesters and wastewater treatment facilities used as a vehicle fuel qualifies as a D3 (cellulosic biofuel wit
h a 60%
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
Another key revenue driver is the sale of captured electricity and the associated environmental premiums related to renewable sales. The Company’s electric facilities are designed to conform to and monetize various state renewable portfolio standards requiring a percentage of the electricity produced in that state to come from a renewable resource. Such premiums are in the form of Renewable Energy Credits (“RECs”). The Company’s largest electric facility, located in California, receives revenue for the monetization of RECs as a part of a purchase power agreement.
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
On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (as amended on February 22, 2021 and December 22, 2021) with MNK pursuant to which the Company advanced a cash loan to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended. The terms of the loan following the amendments are substantially similar to the initial loan agreement and were primarily entered into to increase the principal amount outstanding under the loan to $8,940 in the aggregate, in accordance with Montauk Renewables’ obligations set forth in the Transaction Implementation Agreement. MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. See Note 18 for more information.
MNK was delisted from the JSE on January 26, 2021. MNK is expected to be liquidated within 24 months of the Distribution.

COVID-19
In March 2020, the World Health Organization classified the outbreak of
COVID-19
as a pandemic and recommended containment and mitigation measures worldwide. In response to the
COVID-19
pandemic and related mitigation measures, the Company established the Infectious Disease and Response Committee (the “
IDRC
”) to lead the development and implementation of Montauk Renewables’ Infectious Disease and Response Plan and to oversee the company’s response to any infectious disease event. These measures resulted in additional costs, which is expected to continue in order to address employee safety.
The Company has not experienced any material disruptions in its ability to continue business operations nor did the Company experience material negative impacts to the financial results due to the
COVID-19
pandemic for the year ended December 31, 2021 and the six months ended June 30, 2022.
The situation surrounding the
COVID-19
pandemic remains uncertain. The extent to which the
COVID-19
pandemic may affect the Company’s operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the pandemic, the emergence of more contagious or virulent strains of the virus, travel restrictions, business and workforce disruptions, the availability, uptake and efficacy of vaccines, and the effectiveness of actions taken to contain and treat the disease. Even after the
COVID-19
pandemic has subsided, the Company may experience materially adverse impacts to the business due to any resulting supply chain disruptions or economic downturn. Furthermore, the impacts of potential worsening of global economic conditions, inflation, and continued disruptions to and volatility in the financial markets remain unknown.

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
filed with the SEC on March 16, 2022 (the “2021 Annual Report”). The results of operations for the three months and six months ended June 30, 2022 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2021, has been derived from the audited financial statements as of that date. For further information, refer to the Company’s audited financial statements and notes thereto included for the year ended December 31, 2021 in the 2021 Annual Report.
Retrospective Presentation
As discussed in Note 1, as a result of the Reorganization Transactions, the Company acquired the assets and entities (excluding Montauk USA) that were previously owned by MNK. As part of the Reorganization Transactions, a 1:1
pro rata distribution of shares of the Company’s common stock was made to holders of MNK’s ordinary shares. This pro rata distribution resulted in the ownership of the Company after the Reorganization Transactions being identical to the ownership of MNK prior to the Reorganization Transactions and was therefore akin to a common control transaction. All members’ equity in the financial statements and notes have been retrospectively adjusted to give effect to t he 1:1
distribution ratio, as if such pro rata distribution occurred as of all pre-IPO
periods presented.
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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of Accounting Standards Codification (“ASC”) 718,
Compensation—Stock Compensation
, (“ASC 718”). ASC 718 requires compensation costs related to share-based payment transactions, measured based on the fair value of the instruments issued, be recognized in the consolidated financial statements over the requisite service period of the award. Stock options are initially measured on the grant date using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, term, risk-free interest rate and dividend yield. For restricted stock and restricted stock units, the Company determines the grant date fair value based on the closing market price per share of the stock on the date of the grant.
Recently Issued Accounting Standards
In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2016-13,
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
NOTE 3 – ASSET IMPAIRMENT
The Company recorded $69 and $0 in
impairment losses for the three months ended June 30, 2022 and 2021, respectively. Impairment losses o
f $120 and $626 were recorded for the six months ended June 30, 2022 and 2021, respectively. The 2022 impairments recorded to date relate to computer software and hardware no longer being utilized ($51), an amended customer contract ($27) and miscellaneous capital assets no longer in use under current operations ($42). The 2021 impairment was due to a notice received from a landfill host in February 2021 amending the underlying gas rights agreement to remove and begin decommissioning activities related to one of the Company’s renewable electric generation sites.
NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS
The following tables display the Company’s revenue by major source, excluding realized and unrealized gains or losses under the Company’s gas hedge program, based on product type and timing of transfer of goods and services for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Goods transferred at a point in time	Goods transferred over time	Total

Major Goods/Service Line:
Natural Gas Commodity	$1,250	$14,637	$15,887
Natural Gas Environmental Attributes	48,647	—	48,647
Electric Commodity	—	2,648	2,648
Electric Environmental Attributes	1,715	—	1,715

	$51,612	$17,285	$68,897

Operating Segment:
RNG	$49,897	$14,637	$64,534
REG	1,715	2,648	4,363

	$51,612	$17,285	$68,897

	Three Months Ended June 30, 2021
	Goods transferred at a point in time	Goods transferred over time	Total

Major Goods/Service Line:
Natural Gas Commodity	$6,332	$6,627	$12,959
Natural Gas Environmental Attributes	14,622	—	14,622
Electric Commodity	—	2,299	2,299
Electric Environmental Attributes	1,794	—	1,794

	$22,748	$8,926	$31,674

Operating Segment:
RNG	$20,954	$6,627	$27,581
REG	1,794	2,299	4,093

	$22,748	$8,926	$31,674

	Six Months Ended June 30, 2022
	Goods transferred at a point in time	Goods transferred over time	Total

Major Goods/Service Line:
Natural Gas Commodity	$1,655	$24,125	$25,780
Natural Gas Environmental Attributes	71,357	—	71,357
Electric Commodity	—	5,032	5,032
Electric Environmental Attributes	3,364	—	3,364

	$76,376	$29,157	$105,533

Operating Segment:
RNG	$73,012	$24,125	$97,137
REG	3,364	5,032	8,396

	$76,376	$29,157	$105,533

	Six Months Ended June 30, 2021
	Goods transferred at a point in time	Goods transferred over time	Total

Major Goods/Service Line:
Natural Gas Commodity	$10,308	$13,322	$23,630
Natural Gas Environmental Attributes	32,074	—	32,074
Electric Commodity	—	4,572	4,572
Electric Environmental Attributes	2,845	—	2,845

	$45,227	$17,894	$63,121

Operating Segment:
RNG	$42,382	$13,322	$55,704
REG	2,845	4,572	7,417

	$45,227	$17,894	$63,121

NOTE 5 – ACCOUNTS AND OTHER RECEIVABLES
The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of General and administrative expenses in the condensed consolidated statements of operations. For the three and six months ended June 30, 2022 and 2021, there were no reserves for uncollectible accounts.
Accounts and other receivables consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December, 31 2021

Accounts receivables	$23,902	$9,281
Other receivables	93	26
Reimbursable expenses	3	31

Accounts and other receivables	$23,998	$9,338

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
During the second quarter of 2021, the Company purchased $1,585 in RINs. As of June 30, 2021, the Company assessed the RINs’ carrying value a
t $875. A $710 reduction to net realizable value was recorded for the three months and six month ended June 30, 2021. This adjustment is included in Operating and maintenance expenses within the Condensed consolidated statements of operations for the three and six months ended June 30, 2021. There were no such adjustments during the three or six months ended June 30, 2022 and the Company did not have any purchased RINs as of June 30, 2022 and December 31, 2021.
NOTE 7 – ASSETS HELD FOR SALE
In 2021, the Company initiated a plan to sell nitrogen oxide (“NOx”) emissions allowances credits. The Company concluded that it met the criteria under applicable guidance for a long-lived asset to be held for sale, and accordingly reclassified the emissions allowances of $777 as current assets held for sale on the Consolidated Balance Sheet at December 31, 2021. The Company estimated the fair value of these assets and concluded that the fair value exceeded the carrying value and no impairment was recorded by the Company for the year ended December 31, 2021. In March 2022, the NOx emissions allowances credits were sold for $1,088. A $311 gain on sale of intangible assets was recorded for the six months ended June 30, 2022.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consists of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Land	$595	$595
Buildings and improvements	29,078	28,693
Machinery and equipment	249,322	246,670
Gas mineral rights	34,551	34,551
Construction work in progress	13,631	12,725

Total	327,177	323,234
Less: Accumulated depreciation and amortization	(151,100)	(142,341)

Property, plant & equipment, net	$176,077	$180,893

Depreciation expense for property plant and equipment was $4,789 and $4,843 for the three months ended June 30, 2022 and 2021, respectively, and $9,599 and $9,798 for the six months ended June 30, 2022 and 2021, respectively. Amortization expense for gas mineral rights was $129 and $445 for the three months ended June 30, 2022 and 2021, respectively, and $257 and $936 for the six months ended June 30, 2022 and 2021, respectively.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and Intangible assets consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	329	329
Intangible assets with finite lives:
Interconnections, net of accumulated amortization of $3,447 and $3,034	$12,113	$12,526
Customer contracts, net of accumulated amortization of $16,945 and $17,085	$1,158	$1,198

Total intangible assets with finite lives:	$13,271	$13,724

Total Goodwill and Intangible assets	$13,660	$14,113

The weighted average remaining useful life of the customer contracts and interconnection is approximately 17 years and 16 years, respectively. Amortization expense was $216 and $372 for the three months ended June 30, 2022 and 2021, respectively, and $430 and $662 for the six months ended June 30, 2022 and 2021, respectively.
NOTE 10 – ASSET RETIREMENT OBLIGATIONS
The following table summarizes the activity associated with asset retirement obligations of the Company as of June 30, 2022 and December 31, 2021:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021

Asset retirement obligations - beginning of period	$5,301	$5,689
Accretion expense	127	(160)
Decommissioning	(60)	(228)

Asset retirement obligations - end of period	$5,368	$5,301

NOTE 11 – DERIVATIVE INSTRUMENTS
To mitigate market risk associated with fluctuations in energy commodity prices (natural gas) and interest rates, the Company utilizes various derivative contracts to secure energy commodity pricing and interest rates under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the Company had the following realized and unrealized gains and losses in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended
Derivative Instrument	June 30, 2022	June 30, 2021
Commodity contracts:
Realized natural gas	$(2,655)	$—
Unrealized natural gas	1,644	—
Interest rate swaps	614	306

Net gain (loss)	$(397)	$306

	Six Months Ended
Derivative Instrument	June 30, 2022	June 30, 2021
Commodity contracts:
Realized natural gas	$(3,671)	$—
Unrealized natural gas	(1,807)	—
Interest rate swaps	1,651	724

Net gain (loss)	$(3,827)	$724

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of June 30, 2022 and December 31, 2021, set forth by level, within the fair value hierarchy:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Commodity derivative liability	$(1,807)	—	—	$(1,807)
Interest rate swap derivative asset	—	813	—	813
Asset retirement obligations	—	—	(5,368)	(5,368)
Earn-out liability	—	—	(4,125)	(4,125)

	$(1,807)	$813	$(9,493)	$(10,487)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative liability	$—	$(839)	$—	$(839)
Asset retirement obligations	—	—	(5,301)	(5,301)
Earn-out liability	—	—	(2,721)	(2,721)

	$—	$(839)	$(8,022)	$(8,861)

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the six months ended June 30, 2022 and the year ended December 31, 2021 is included in Note 10. In addition, certain assets are measured at fair value on a non-recurring
basis when an indicator of impairment is identified and the assets’ fair values are determined to be less than its carrying value. See Note 3 for additional information.
NOTE 13 – ACCRUED LIABILITIES
The Company’s accrued liabilities consists of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued expenses	$6,166	$3,551
Payroll and related benefits	2,346	1,239
Royalty	7,243	4,630
Utility	1,699	1,274
Other	394	129

Accrued liabilities	$17,848	$10,823

NOTE 14 – DEBT
The Company’s debt consists of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Term loans	$76,000	$80,000
Less: current principal maturities	(8,000)	(8,000)
Less: debt issuance costs (on long-term debt)	(535)	(608)

Long-term debt	$67,465	$71,392
Current portion of long- term debt	7,834	7,815

	$75,299	$79,207

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
On August 28, 2019 the Company received a temporary waiver for an anticipated Event of Default (as defined in the Credit Agreement) for the consecutive three-month period ended on August 31, 2019 (the “Specified Event of Default”). The Specified Event of Default was waived through October 1, 2019. On September 12, 2019, the Company entered into the second amendment to the Credit Agreement (the “Second Amendment”). Among other matters, the Second Amendment redefined the Fixed Charge Coverage Ratio (as defined in the Credit Agreement), reduced the commitments under the revolving credit facility t
o $80,000,
redefined the Total Leverage Ratio (as defined in the Credit Agreement) and eliminated the RIN Floor (as defined in the Second Amendment) as an Event of Default. In connection with the Second Amendment, the Company paid down the outstanding term loan b
y $38,250
and the resulting quarterly principal installments were reduced t
o $2,500.
In connection with the completion of the Reorganization Transactions and the IPO, the Company entered into the third amendment to the Credit Agreement (the “Third Amendment”). This amendment permitted the Change of Control provisions, as defined in the underlying agreement, to permit the Reorganization Transactions and IPO to be completed.
On December 21, 2021, MEH entered into the Fourth Amendment to the Credit Agreement (the “Fourth Amendment”). The current credit agreement, which is secured by a lien on substantially all assets of the Company and certain of its subsidiaries, provides for a
$80,000 term loan and a $120,000 revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through 2024, then increases to $3,000 from 2025 to 2026, with a final payment of $32,000 in late 2026.
As of June 30, 2022, $76,000 was outstanding under the term loan. In addition, the Company had $3,905 of outstanding letters of credit as of June 30, 2022. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of June 30, 2022, the Company’s capacity available for borrowing under the revolving credit facility was $116,095. Borrowings of the term loans and revolving credit facility bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin. Interest rates as of June 30, 2022 and December 31, 2021 were 3.41% and 2.91%, respectively.
The Company accounted for the Fourth Amendment as both a debt modification and debt extinguishment in accordance with ASC 470,
Debt
(“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense was $104 and $133 for the three months ended June 30, 2022 and 2021, respectively, and $212 and $271 for the six months ended June 30, 2022 and 2021, respectively, and was recorded within interest expense on the condensed consolidated statement of operations.
As of June 30, 2022, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

NOTE 15 – INCOME TAXES
The Company’s provision for income taxes in interim periods is typically computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring
or discrete items are recorded during the period in which they occur. For the three months ended June 30, 2022, the Company utilized full year pre-tax
income and calculated an estimated effective tax rate. The Company utilized an estimated effective tax rate for the six months ended June 30, 2022. For the three months ended June 30, 2021, the Company utilized full year pre-tax
income and calculated an estimated effective tax rate. The Company utilized an estimated effective tax rate for the six months ended June 30, 2021.

	Three Months Ended
	June 30, 2022	June 30, 2021
Provision for income taxes	$4,565	$3,385
Effective tax rate	19%	(267)%

	Six Months Ended
	June 30, 2022	June 30, 2021
Provision (benefit) for income taxes	$4,307	$4,767
Effective tax rate	19%	(34)%
The effective tax rate of 19%
for the three months ended June 30, 2022 was higher than the rate for the three months ended June 30, 2021 o
f (267)%
primarily due to the current year permanent disallowance of officers’ compensation being less than the prior year permanent disallowance of officers’ compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
The effective tax rate of 19% for the six months ended June 30, 2022 was higher than the effective rate for the six months ended June 30, 2021 of (34)%
primarily due to the use of year to date
pre-tax
income used to complete the effective tax rate calculation and a required Code section 162(m) executive compensation limitation permanent adjustment. The June 30, 2022 tax rate included utilization of production tax credits and certain discrete items.
NOTE 16 – SHARE-BASED COMPENSATION
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
The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified
stock options, restricted stock units and restricted stock awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted stock awards, the officers of the Company made elections under Section 83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports share-based compensation for stock options, restricted stock, and restricted stock units over the requisite vesting period, and such awards will be settled in shares of common stock of Montauk Renewables. As of June 30, 2022, unrecognized MRI EICP compensation expense for awards the Company expects to vest approximated $23,132 and will be recognized though 2026.

In connection with a May 2021 asset acquisition, 1,250,000 restricted stock awards (“RS Awards”) were granted to two employees of the Company in connection with their respective employment. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and will only be subject to time-based vesting requirements over a five-year period. The awards were revalued at $15,500. Stock compensation expense related to the two awards were $409 for the three and six months ended June 30, 2022. The amended awards vest through 2026.
Restricted stock, restricted stock unit and option awards are subject to various vesting schedules and are subject to the terms and conditions of the MRI EICP and related award agreements including, in the case of the restricted stock awards, each officer having made an election under Section 83(b) of the Code. The Company recorded $10,813 of compensation expense in its condensed consolidated statements of operations within general and administrative expenses for the six months ended June 30, 2021 in connection with the withheld 950,214 shares associated with the Section 83(b) elections.
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

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as June 30, 2022 and June 30, 2021, respectively:

	Restricted Shares		Restricted Stock Units		Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
End of period - December 31, 2021	2,569,613	$10.08	377,984	$10.23	950,214	$11.38

Beginning of period - January 1, 2022	2,569,613	$10.08	377,984	$10.23	950,214	$11.38
Granted	1,250,000	12.40
Vested	(256,681)	11.38	(27,984)	11.38	(950,214)	11.38
Forfeited	(1,250,000)	9.04			—	—

End of period – June 30, 2022	2,312,932	$11.75	350,000	$10.13	—	$—

950,214
options vested for the three and six months ended June 30, 2022. None of t he 950,214
vested options were exercised during either the three or six months ended June 30, 2022.

	Restricted Shares		Restricted Stock Units		Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
End of period - December 31, 2020	—	$—	—	$—	—	$—

Beginning of period-January 1, 2021	—	$—	—	$—	—	$—
Granted	2,269,827	11.20	29,304	11.38	950,214	11.38
Vested	(950,214)	11.38	—	—	—	—
Forfeited	—	—	(1,056)	11.38	—	—
Exercised	—	—	—	—	—	—

End of period – June 30, 2021	1,319,613	$11.07	28,248	$11.38	950,214	$11.38

NOTE 17 – DEFINED CONTRIBUTION PLAN
The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $185 and $134 for the three months ended June 30, 2022 and 2021, respectively, and $353 and $269 for the six months ended June 30, 2022 and 2021, respectively.
Note 18 – RELATED PARTY TRANSACTIONS
On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Promissory Note”) with MNK. MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000 to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). On February 22, 2021 and December, 22, 2021, the Company and MNK amended and restated the Promissory Note (together, the “Amended Promissory Note”) to increase the principal amount of the loan to a total of $8,940, in the aggregate, in accordance with the Company’s obligations set forth in the Transaction Implementation Agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021. The terms of the Amended Promissory Note provide the Company a security interest of 800,000 shares of the Company and require MNK to use the proceeds of any such sale of the shares to repay the Amended Promissory Note. The Amended Promissory Note also includes default provisions in which MNK may deliver any unsold shares of the Company back to Montauk Renewables to satisfy repayment of the note, subject to compliance with the laws and regulations of South Africa. The Amended Promissory Note matures on December 31, 2022.

Under applicable guidance for variable interest entities in ASC 810,
Consolidation,
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
Related Party Reimbursements
Periodically the Company will reimburse MNK and HCI Managerial Services Proprietary Limited, the administrator for the Company’s secondary listing on the JSE, for expenses incurred on behalf of the Company. Amounts reimbursed were $5 and $3 for the three months ended June 30, 2022 and 2021, respectively, and $7 and $730 for the six months ended June 30, 2022 and 2021, respectively. $26 and $0 were owed as of June 30, 2022 and December 31, 2021, respectively.
NOTE 19 – SEGMENT INFORMATION
The Company’s reportable segments for the three and six months ended June 30, 2022 and 2021 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity
plants. The corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s condensed consolidated financial statements. The following tables are consistent with the manner in which the chief operating decision maker evaluates the performance of each segment and allocates the Company’s resources. In the following tables “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	Three Months Ended June 30, 2022
	RNG	REG	Corporate	Total
Total r evenue	$64,566	$4,329	$(1,011)	$67,884
Net income (loss)	35,240	(1,415)	(14,673)	19,152
EBITDA (1)	38,920	(14)	(9,784)	29,122
Adjusted EBITDA (1)	38,947	28	(11,423)	27,552
Total a ssets	149,351	55,791	109,109	314,251
Capital expenditure s	2,803	(32)	1	2,772
(1) Second quarter of 2022 EBITDA and Adjusted EBITDA Reconciliations
The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended June 30, 2022:

	Three Months Ended June 30, 2022
	RNG	REG	Corporate	Total
Net income (loss)	$35,240	$(1,415)	$(14,673)	$19,152
Depreciation and amortization	3,680	1,401	53	5,134
Interest expense	—	—	271	271
Income tax expense	—	—	4,565	4,565

EBITDA	$38,920	$(14)	$(9,784)	$29,122

Impairment loss	27	42	—	69
Transaction costs	—	—	5	5
Unrealized gains on hedging activities			(1,644)	(1,644)

Adjusted EBITDA	$38,947	$28	$(11,423)	$27,552

	Three Months Ended June 30, 2021
	RNG	REG	Corporate	Total
Total r evenue	$27,581	$4,093	$—	$31,674
Net i ncome ( l oss)	7,573	(27)	(12,198)	(4,652)
EBITDA (1)	11,854	1,307	(8,048)	5,113
Adjusted EBITDA (1)	11,854	1,307	(8,011)	5,150
Total a ssets	156,505	53,369	41,774	251,648
Capital expenditure s	2,708	425	—	3,133

(1) Second quarter of 2021 EBITDA and Adjusted EBITDA Reconciliations
The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
	RNG	REG	Corporate	Total
Net income (loss)	$7,573	$(27)	$(12,198)	$(4,652)
Depreciation and amortization	4,281	1,334	45	5,660
Interest expense	—	—	720	720
Income tax expense	—	—	3,385	3,385

EBITDA	$11,854	$1,307	$(8,048)	$5,113

Impairment loss	—	—	—	—
Transaction costs	—	—	37	37

Adjusted EBITDA	$11,854	$1,307	$(8,011)	$5,150
For the three months ended June 30, 2022 and 2021, four and six customers, respectively, made up greater than 10% of total revenues.

	Three Months Ended June 30, 2022
	RNG	REG	Corporate	Total
Customer A	24.9%	—	—	24.9%
Customer B	15.0%	—	—	15.0%
Customer C	12.5%	—	—	12.5%
Customer D	10.1%	—	—	10.1%

	Three Months Ended June 30, 2021
	RNG	REG	Corporate	Total
Customer A	17.5%	—	—	17.5%
Customer B	16.6%	—	—	16.6%
Customer C	13.0%	—	—	13.0%
Customer D	—	12.1%	—	12.1%
Customer E	11.9%	—	—	11.9%
Customer F	11.8%	—	—	11.8%
The Company’s reportable segments for the six months ended June 30, 2022 and 2021 are Renewable Natural Gas and Renewable Electricity Generation.

	Six Months Ended June 30, 2022
	RNG	REG	Corporate	Total
Total r evenue	$97,233	$8,300	$(5,478)	$100,055
Net i ncome ( l oss)	48,180	(2,594)	(27,549)	18,037
EBITDA (1)	55,538	201	(22,806)	32,933
Adjusted EBITDA (1)	55,583	(68)	(20,916)	34,599
Total a ssets	149,351	55,791	109,109	314,251
Capital e xpenditure s	3,814	1,328	6	5,148
(1) First six months of 2022 EBITDA and Adjusted EBITDA Reconciliations

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	RNG	REG	Corporate	Total
Net Income (loss)	$48,180	$(2,594)	$(27,549)	$18,037
Depreciation and amortization	7,358	2,795	133	10,286
Interest expense	—	—	303	303
Income tax expense	—	—	4,307	4,307

EBITDA	$55,538	$201	$(22,806)	$32,933

Impairment loss	27	42	51	120
Transaction costs	—	—	32	32
Net loss (gain) on sale of assets	18	(311)	—	(293)
Unrealized losses on hedging activities	—	—	1,807	1,807

Adjusted EBITDA	$55,583	$(68)	$(20,916)	$34,599

	Six Months Ended June 30, 2021
	RNG	REG	Corporate	Total
Total r evenue	$55,704	$7,417	$—	$63,121
Net i ncome ( l oss)	18,134	(2,268)	(34,783)	(18,917)
EBITDA (1)	26,633	542	(28,563)	(1,388)
Adjusted EBITDA (1)	26,633	1,168	(28,438)	(637)
Total a ssets	156,505	53,369	41,774	251,648
Capital e xpenditure s	4,020	449	—	4,469
(2) First six months of 2021 EBITDA and Adjusted EBITDA Reconciliations
The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	RNG	REG	Corporate	Total
Net i ncome (loss)	$18,134	$(2,268)	$(34,783)	$(18,917)
Depreciation and amortization	8,499	2,808	89	11,396
Interest expense	—	—	1,366	1,366
Income tax expense	—	2	4,765	4,767

EBITDA	$26,633	$542	$(28,563)	$(1,388)

Impairment loss	—	626	—	626
Transaction costs	—	—	125	125

Adjusted EBITDA	$26,633	$1,168	$(28,438)	$(637)

For the six months ended June 30, 2022 and 2021, three and six customers, respectively, made up greater than 10% of total revenues.

	Six Months Ended June 30, 2022
	RNG	REG	Corporate	Total
Customer A	24.7%	—	—	24.7%
Customer B	13.6%	—	—	13.6%
Customer C	13.6%	—	—	13.6%

	Six Months Ended June 30, 2021
	RNG	REG	Corporate	Total
Customer A	13.8%	—	—	13.8%
Customer B	13.1%	—	—	13.1%
Customer C	13.1%	—	—	13.1%
Customer D	11.5%	—	—	11.5%
Customer E	11.1%	—	—	11.1%
Customer F	—	11.0%	—	11.0%
NOTE 20 – LEASES
The Company leases office space and other office equipment under operating lease arrangements (with initial terms greater than twelve months), expiring in various years through 2027. These leases have been entered into to better enable the Company to conduct business operations. Office space is leased to provide adequate workspace for all employees in Pittsburgh, Pennsylvania and Houston, Texas. Office space and office equipment agreements that exceed 12 months are accounted for as operating leases in accordance with ASC 842,
Lease Accounting
.
The Company also leases safety equipment for the various operational sites in the United States. The term of certain equipment exceeds twelve months and is accordingly classified as a finance lease under ASC 842. The finance leases expire in 2024 and were entered into in order to provide a safe work environment for operational employees.
The Company determines if an arrangement is, or contains, a lease at inception based on whether that contract conveys the right to control the use of an identified asset in exchange for consideration for a period of time. For all operating and finance lease arrangements, the Company presents at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use
asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.
The Company has elected, as a practical expedient, not to separate non-lease
components from lease components, and instead account for each separate component as a single lease component for all lease arrangements, as lessee. In addition, the Company has elected, as a practical expedient, not to apply lease recognition requirements to leases with a term of one year or less. In determination of the lease term, the Company considers the likelihood of lease renewal options and lease termination provisions.
The Company uses its incremental borrowing rate, as the basis to calculate the present value of future lease payments, at lease commencement. The incremental borrowing rate represents the rate that would approximate the rate to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

Supplemental information related to operating lease arrangements was as follows:

	Three Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$82	$64
Weighted average remaining lease term (in years)	1.28	1.70
Weighted average discount rate	5.00%	5.00%

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$199	$140
Weighted average remaining lease term (in years)	1.28	1.70
Weighted average discount rate	5.00%	5.00%
Future minimum operating lease payments are as follows:

Year Ending
Remainder of 2022	$166
2023	11
2024	5
2025	4
2026	4
2027	1
Interest	(5)

Total	$186

Supplemental information related to finance lease arrangements was as follows:

	Three and Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of financing lease liabilities	$6	$—
Weighted average remaining lease term (in years)	1.87	—
Weighted average discount rate	5.00%	—
Future minimum finance lease payments are as follows:

Year Ending
Remainder of 2022	$44
2023	75
2024	24
Interest	(6)

Total	$137
NOTE 21 – INCOME (LOSS) PER SHARE
Basic and diluted income (loss) per share was computed using the following common share data for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net income (loss)	$19,152	$(4,652)
Basic weighted-average shares outstanding	141,129,457	141,015,213
Dilutive effect of share-based awards	1,332,612	—

Diluted weighted-average shares outstanding	142,462,069	141,015,213

Basic income (loss) per share	$0.14	$(0.03)
Diluted income (loss) per share	$0.13	$(0.03)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net income (loss)	$18,037	$(18,917)
Basic weighted-average shares outstanding	141,087,699	141,015,213
Dilutive effect of share-based awards	1,132,575	—

Diluted weighted-average shares outstanding	142,220,274	141,015,213

Basic income (loss) per share	$0.13	$(0.13)
Diluted income (loss) per share	$0.13	$(0.13)
As a result of incurring a net loss for the three and six months ended June 30, 2021, potential common shares of 2,569,613 were excluded from diluted loss per share because the effect would have been antidilutive.

NOTE 22 – SUBSEQUENT EVENTS
The Company evaluated its June 30, 2022 condensed consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

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
Our current operating projects produce either RNG or Renewable Electricity by processing biogas from landfill sites or agricultural waste from livestock farms. We view agricultural waste from livestock farms as a significant opportunity for us to expand our RNG business, and we continue to evaluate other agricultural feedstock opportunities. We believe that our business model and technology are highly scalable given availability of biogas from agriculturally derived sources, which will allow us to continue to grow through prudent development and complimentary acquisitions.
Recent Developments
Raeger Capital Improvement
In June 2022, our Board of Directors approved a capital improvement project to make upgrades to our Raeger facility that will increase production. This facility is currently being impacted by requirements to meet federal pipeline tariffs which limit the oxygen content of product gas. The pipeline tariffs have resulted in limitations in our ability to process all existing feedstock. During the second quarter of 2022, we completed our analysis of process facility improvements necessary to meet these more stringent tariff requirements. We expect construction on this capital project to commence during the third quarter of 2022 and become commercially operational during the second half of 2023. Based on the current production of the Raeger facility, we currently anticipate an approximate increase of 50% of average daily production. This project was not originally included in our 2022 capital budget and has resulted in an increase in our non-development
capital expenditures. More information on the increase in our non-development capital expenditures can be found in the “Capital Expenditures” within the Liquidity and Capital Resources of this Item 2.
Combustion Based Oxygen Removal Condensate Neutralization Patent
In July 2022, we announced that we filed a provisional patent application pertaining to a combustion-based oxygen removal condensate neutralization technology we developed. The provisional patent covers a new low pH neutralization technology designed to mitigate unfavorable pH condensate that is produced when wastewater is removed from the biogas conversion process. Without a mitigating measure such as this technology, low pH can result in additional expenses to remedy damage associated with accelerated degradation in gas processing components as well as downtime for equipment replacement and troubleshooting. We currently have this technology deployed at one of our RNG facilities.
Pico Digestion Capacity Increase
Our Pico facility continues to meet our production expectations after the completion of the improvements to the existing digestion process. Production has more than doubled in the first half of 2022 as compared to production volumes in the first half of 2021. We continue to anticipate that CARB will complete their review of our CI Score Pathway and we expect to receive approval of our score during the fourth quarter of 2022. While we continue to store gas in 2022, we expect to begin to release gas from storage in the third quarter of 2022. We do not expect to earn LCFS credit revenue on 2022 production until 2023, but we do anticipate recognizing revenues on RINs generated from gas released from storage during the second half of 2022.
Related to our Pico feedstock amendment, which increased the amount of feedstock supplied to the facility for processing over a one to three-year period (the “Pico Feedstock Amendment”), the dairy began to deliver the first of three increases in feedstock volumes in the third quarter of 2022 and we have made another payment to the dairy as required in the Pico Feedstock Agreement. The improved efficiencies of our existing digestion process and the water management improvements have enabled us to process the increased feedstock volumes which we currently expect to increase by five to ten percent. We expect the final phase of designing our digestion capacity project to be completed during the third quarter of 2022, including the water management and purification improvements. We currently expect the dairy to begin delivering the second increase in feedstock volumes during the first half of 2023.

Montauk Ag Renewables
In the second quarter of 2021, through our wholly owned subsidiary, Montauk Ag Renewables, we completed the 2021 asset purchase related to developing technology to recover residual natural resources from waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes to produce high quality renewable natural gas, bio-oil
and biochar (the “Montauk Ag Renewables Acquisition”). The assets acquired include real property, intellectual property, mobile equipment, and other equipment related to operating the business and real property of an approximate 9.35 acre parcel in Magnolia, North Carolina. We subsequently closed on a transaction to acquire approximately 146 acres and an approximately 500,000 square foot existing structure in Turkey, North Carolina which we plan to use as we expand the production processes purchased in the Montauk Ag Renewables Acquisition.
We continue to work with our engineer of record through the optimization of improvements to the now patented reactor technology, which is currently functional in Magnolia. We have not completed our improvements, however, and have not reached commercial operations at this location. The improvements to the reactor technology are intended to be deployed at the Turkey location.
While these project developments continue, we continue to engage with regulatory agencies in North Carolina related to the resulting power generation derived from swine waste to confirm its eligibility for Renewable Energy Credits under North Carolina’s Renewable Energy Portfolio Standards in anticipation of commercial production. Our Magnolia, North Carolina location has an existing electricity interconnection which can be reactivated. We are also in varying stages of discussions with potential power purchasers.
We are at the beginning stages of developing the opportunities associated with Montauk Ag Renewables and can give no assurances that our plans related to this acquisition will meet our expectations. We continue to design and plan for the development of the facility to be used for commercial production. We do not currently expect commercial production to commence during 2022 based on the current development timeline. We intend to contract with additional farms to secure feedstock sources, as we commission commercial production and increase our production capabilities, which we anticipate will secure additional feedstock for future production processes.
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

•
Increased Construction Costs Related to Material Cost Inflation: Due to the variability of our development and construction cycle of approximately 12 to 24 months, we believe that we could incur increased raw material costs for development projects related to inflation or supply chain disruptions. Although these factors have not had a material impact on our business or results of operations to date for development projects, these price increases and disruptions in construction could lead to future material, design, or transportation delays, which could increase the costs of our development.

Regulatory, Environmental and Social Trends
Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. In accordance with the consent decree entered into between the EPA and Growth Energy approved by the U.S. District Court for the District of Columbia, the EPA issued the final Renewable Fuel Standards for 2020, 2021, and 2022 on June 3, 2022. Final volumes for cellulosic biofuel were set at 510, 560 and 630 million RINs for the three years 2020, 2021 and 2022, respectively. While final volumes set for all three years were lower than proposed, the EPA partially offset the lower volumes by issuing its final notice, also on June 3, 2022, to deny the remaining 69 petitions for RFS Small Refinery Exemptions. It is not certain whether the EPA will set RFS volume obligations for one year or multiple years going forward, however, per the settlement agreement with Growth Energy, the EPA must issue a proposed 2023 RVO no later than November 16, 2022 with final volume requirements established by June 11, 2023.
Changes to the LCFS program require annual verification of the CI score assigned to a project. Annual verification could significantly affect the profitability of a project, particularly in the case of a livestock farm project. CARB has provided notice that they plan to finalize their review of the Pico facility’s provisional CI application and release it to the validation body (“VB”) during the third quarter of 2022. We currently expect the VB will complete the validation of the Pico facility’s provisional CI application during the fourth quarter of 2022.
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

•
The landfill host at our McCarty facility recently changed its wellfield collection system which has contributed to elevated nitrogen in the feedstock received by our facility. Additionally, the landfill host modified the wellfield bifurcation approach which has impacted the quantity of feedstock received at the facility. We are working with the landfill host but have currently experienced lower volumes of feedstock available to be processed at the McCarty facility. We currently expect lower than historical volumes through the end of 2022.

•
Our Pico facility has resumed operations and ramp up activities related to the existing digester cleanout activities have been completed. Production volume performance continues to meet our expectations during the post cleanout period. Our improvement project has impacted the timeline related to modeling the CI Score pathway model. Our 2022 production will be stored until CARB completes its CI Score Pathway. We do not currently expect to receive LCFS credit revenue on 2022 production until 2023.

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

Pricing
Our Renewable Natural Gas and Renewable Electricity Generation segments’ revenues are primarily driven by the prices under our off-take
agreements and PPAs and the amount of RNG and Renewable Electricity that we produce. We sell the RNG produced from our projects under a variety of termed agreements to counterparties, with contract terms varying from three years to five years. Our contracts with counterparties are typically structured to be based on varying natural gas price indices for the RNG produced. All of the Renewable Electricity produced at our biogas-to-electricity
projects is sold under long-term contracts to creditworthy counterparties, typically under a fixed price arrangement with escalators.
The pricing of Environmental Attributes, which accounts for a substantial portion of our revenues, is subject to volatility based on a variety of factors, including regulatory and administrative actions and commodity pricing.
Our Pico project is expected to be awarded a more attractive CI by CARB, thereby generating LCFS credits at a multiple of those generated by our landfill projects.
The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we only sell RINs in the calendar year they are generated. A decision not to commit to transfer available RINs during a period will impact our revenue and operating profit. As of June 30, 2022, we had approximately 1,562 RINs in inventory as compared to 1,641 RINs in inventory for the period ended June 30, 2021. Our current RIN commitments scheduled for transfer are at an average D3 RIN price of approximately $3.49 with commitments substantively through September 2022. We have not currently committed all of our expected 2022 third quarter RIN generation or a significant portion of expected 2022 fourth quarter RIN generation. We believe the reduction in RIN price during the third quarter of 2022 to be temporary and, accordingly, will look to transfer expected RINs generated during the 2022 fourth quarter when the RIN price historically increases in connection with the end of an RVO compliance year. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments.
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
We expect the amendment to the RS Awards to increase general and administrative expenses approximately $1,227 quarterly through the end of 2022. For more information, see Note 16 to our unaudited condensed consolidated financial statements related to share-based compensation.

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

Comparison of Three Months Ended June 30, 2022 and 2021
The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

(in thousands, unless otherwise indicated)	Three Months Ended June 30,		Change	Change %
	2022	2021
Revenues
Renewable Natural Gas Total Revenues	$64,566	$27,581	$36,985	134.1%
Renewable Electricity Generation Total Revenues	$4,329	$4,093	$236	5.8%

RNG Metrics
CY RNG production volumes (MMBtu)	1,469	1,416	53	3.7%
Less: Current period RNG volumes under fixed/floor-price contracts	(328)	(487)	159	(32.6%)
Plus: Prior period RNG volumes dispensed in current period	372	342	30	8.8%
Less: Current period RNG production volumes not dispensed	(447)	(339)	(108)	31.9%
Total RNG volumes available for RIN generation (1)	1,066	932	134	14.4%

RIN Metrics
Current RIN generation ( x 11.727) (2)	12,499	10,935	1,564	14.3%
Less: Counterparty share (RINs)	(1,346)	(1,248)	(98)	7.9%
Plus: Prior period RINs carried into CY	4,394	234	4,160	1777.8%
Less: CY RINs carried into next CY	—	—	—	—
Total RINs available for sale (3)	15,547	9,921	5,626	56.7%
Less: RINs sold	(14,438)	(8,750)	(5,688)	65.0%
RIN Inventory	1,109	1,171	(62)	(5.3%)
RNG Inventory (volumes not dispensed for RINs) (4)	447	339	108	31.9%
Average Realized RIN price	$3.38	$1.78	$1.60	89.9%

Operating Expenses
Renewable Natural Gas Operating Expenses	$25,605	$15,954	$9,651	60.5%
Operating Expenses per MMBtu (actual)	$17.43	$11.27	$6.16	54.7%
Renewable Electricity Generation Operating Expenses	$4,284	$2,776	$1,508	54.3%
$/MWh (actual)	$91.15	$59.09	$32.06	54.3%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	47	47	—	—
Average Realized Price $/MWh (actual)	$92.11	$87.12	$4.99	5.7%

(1)
RINs are generated in the month that the gas is dispensed to generate RINs, which occurs the month after the gas is produced. Volumes under fixed/floor-price arrangements generate RINs which we do not self-market.

(2)	One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)	Represents RINs available to be self-marketed by us during the reporting period.
(4)	Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income for the periods set forth below:

(in thousands, unless otherwise indicated)	Three Months Ended June 30,			Change %
	2022	2021	Change
Total operating revenues	$67,884	$31,674	$36,210	114.3%
Operating expenses:
Operating and maintenance expenses	14,870	13,187	1,683	12.8%
General and administrative expenses	8,753	7,341	1,412	19.2%
Royalties, transportation, gathering and production fuel	15,090	5,986	9,104	152.1%
Depreciation and amortization	5,134	5,660	(526)	(9.3%)
Impairment loss	69	—	69
Transaction costs	5	37	(32)	(86.5%)

Total operating expenses	43,921	32,211	11,710	36.4%

Operating income (loss)	$23,963	$(537)	$24,500	(4,562.4%)
Other expenses:	246	730	(484)	(66.3%)
Income tax expense	4,565	3,385	1,180	34.9%

Net income (loss)	$19,152	$(4,652)	$23,804	511.7%

Revenues for the Three Months Ended June 30, 2022 and 2021
Total revenues in the second quarter of 2022 were $67,884 an increase of $36,210 (114.3%) compared to $31,674 in the second quarter of 2021. The increase is primarily related to an increase in pricing of gas commodity indices and average realized RIN pricing during the second quarter of 2022 compared to the second quarter of 2021. Gas commodity indices increased 153.4% in the second quarter of 2022 to $7.17 compared to $2.83 in the second quarter of 2021. Realized RIN pricing increased 89.9% during the second quarter of 2022 compared to the second quarter of 2021. Also impacting the increase are gains recognized in the second quarter of 2022 related to gas commodity hedging activities of $1,644. The increase was offset by lower revenues recognized under our counter party sharing agreements of $1,059 in the second quarter of 2022 compared to $6,143 in the second quarter of 2021.
Renewable Natural Gas Revenues
We produced 1,469 MMBtu of RNG during the second quarter of 2022, an increase of 53 MMBtu over the 1,416 MMBtu (3.7%) produced in the second quarter of 2021. Our Pico facility produced 29 MMBtu more in the second quarter of 2022 compared to the second quarter of 2021 as a result of improvements related to the existing digestion process. Also contributing to the increase is our Galveston facility producing 37 MMBtu more in the second quarter of 2022 compared to the second quarter of 2021 as a result of process efficiency gains resulting from the second quarter of 2021 repairs related to the hydrogen sulfide contaminants in the methane feedstock.
Revenues from the Renewable Natural Gas segment in the second quarter of 2022 were $64,566, an increase of $36,985 (134.1%) compared to $27,581 in the second quarter of 2021. Average commodity pricing for natural gas for the second quarter of 2022 was $7.17 per MMBtu, 153.4% higher than the second quarter of 2021. During the second quarter of 2022, we self-monetized 14,438 RINs, representing a 5,688 increase (65.0%) compared to 8,750 in the second quarter of 2021. The increase was primarily related to our first quarter of 2022 decision not to self-market a significant number of RINs due to our belief that D3 RIN index volatility was temporary. Average pricing realized on RIN sales during the second quarter of 2022 was $3.38 as compared to $1.78 in the second quarter of 2021, an increase of 89.9%. This compares to the average D3 RIN index price for the second quarter of 2022 of $3.22 being approximately 4.9% higher than the average D3 RIN index price in the second quarter of 2021. At June 30, 2022, we had approximately 447 MMBtu available for RIN generation and we had approximately 1,109 RINs generated and unsold. At June 30, 2021, we had approximately 339 MMBtu available for RIN generation and approximately 1,171 RINs generated and unsold.

Renewable Electricity Generation Revenues
We produced approximately 47 MWh in Renewable Electricity in both the second quarter of 2022 and 2021. Our Security facility produced approximately 3 MWh in second quarter of 2022 compared to zero production in second quarter of 2021 as a result of our ongoing engine restoration project. Our Pico facility produced 3 MWh less in the second quarter of 2022 compared to the second quarter of 2021 due to preventative engine maintenance.
Revenues from Renewable Electricity facilities in the second quarter of 2022 were $4,329, an increase of $236 (5.8%) compared to $4,093 in the second quarter of 2021. The increase is a due to our Security facility production volumes.
In the second quarter of 2022, 99% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 100% in the second quarter of 2021. This provides the Company with certainty of price resulting from our Renewable Electricity sites.
Corporate Analysis
In the second quarter of 2022, our gas commodity hedge program was priced at rates below actual index prices.    However, we did recognize a gain of $1,644 as a result of our gas commodity hedge activities as compared to not having any gas hedge programs in the second quarter of 2021. Based on current rates, we expect our gas commodity hedge program to continue to be priced below actual index prices through the year-end
2022 at which time the hedge program will expire. In the second quarter of 2021, we recorded an adjustment of $710, associated with our purchase of RINs, to reduce the carrying value of those RINs to net realizable value. This adjustment was included within operating and maintenance expenses in the condensed consolidated statement of operations. We did not have market purchased RINs during the second quarter of 2022.
Expenses for the Three Months Ended June 30, 2022 and 2021
General and Administrative Expenses
Total general and administrative expenses were $8,753 for the second quarter of 2022, an increase of $1,412 (19.2%) compared to $7,341 for the second quarter of 2021. Professional fees increased approximately $531 (64.9%) during the second quarter of 2022 as compared to the second quarter of 2021. Our board of directors approved the payment of cash fees to non-employee
members beginning in 2022 leading to increased fees of $161 in the second quarter of 2022 as compared to the second quarter of 2021. Finally, our general and administrative expense for the second quarter of 2022 increased approximately $708 compared to the second quarter of 2021 associated with the Montauk Ag Renewables Acquisition.
Renewable Natural Gas Expenses
Operating and maintenance expenses for our RNG facilities in the second quarter of 2022 were $10,981, an increase of $822 (8.1%) as compared to $10,159 in the second quarter of 2021. Our McCarty facility incurred increased preventative maintenance expenses of approximately $314. Our Pico facility operating and maintenance expenses increased approximately $670 as a result of scheduled engine preventative maintenance in second quarter of 2022 as compared to second quarter of 2021. Offsetting the increase was our Galveston facility having lower operating and maintenance expenses of approximately $686 in second quarter of 2022 as compared to second quarter of 2021 due to the repairs related to the hydrogen sulfide contaminants. Utility expense for our RNG facilities in the second quarter of 2022 increased approximately $939 (30.9%) compared to the utility expense for our RNG facilities in the second quarter of 2021.
Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the second quarter of 2022 were $14,624, an increase of $9,087 (164.1%) compared to $5,537 in the second quarter of 2021. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 22.6% for the second quarter of 2022 from 20.1% in the second quarter of 2021. The increase in royalties, transportation, gathering and production fuel expenses is primarily related to the increase in RNG revenues in the second quarter of 2022 compared to the second quarter of 2021.

Renewable Electricity Expenses
Operating and maintenance expenses for our Renewable Electricity facilities in the second quarter of 2022 were $3,818, an increase of $1,490 (64.0%) compared to $2,328 in the second quarter of 2021. The increase is primarily related to scheduled preventative maintenance at our Bowerman facility, which was approximately $1,322 higher in the second quarter of 2022 compared to the second quarter of 2021.
Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the second quarter of 2022 were $466, an increase of $18 (4.0%) compared to $448 in the second quarter of 2021. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses decreased to 10.8% from 11.0%.
Royalty Payments
Royalties, transportation, gathering, and production fuel expenses in the second quarter of 2022 were $15,090, an increase of $9,104 (152.1%) compared to $5,986 in the second quarter of 2021. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as
20-year
contracts, providing long-term visibility into the margin impact of future royalty payments.
Depreciation
Depreciation and amortization in the second quarter of 2022 was $5,134, a decrease of $526 (9.3%) compared to $5,660 in the second quarter of 2021. The decrease is associated with assets remaining in service being fully amortized and depleted.
Impairment loss
We calculated and recorded an impairment loss of $69 in the second quarter of 2022, an increase of $69 compared to the second quarter of 2021. The impairment in the second quarter of 2022 is related to an amended customer contract of $27 and miscellaneous capital assets no longer in use of $42.
Other Expenses
Other expenses in the second quarter of 2022 were $246, a decrease of $484 (66.3%) compared to other expenses of $730 in the second quarter of 2021. The decrease is primarily related to our favorable interest rate swap contract resulting in a reduction of interest expense of $449 from the second quarter of 2022 compared to the second quarter of 2021.
Income Tax Expense
Income tax expense for the three months ended June 30, 2022 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustment for production tax credits.
The effective tax rate of 19.2% for the three months ended June 30, 2022 was higher than the rate for the three months ended June 30, 2021 of (267.2)% primarily due to the use of year to date pre-tax
income to complete the effective tax rate calculation and a required Code Section 162(m) executive compensation limitation permanent adjustment. The June 30, 2022 rate included utilization of production tax credits and certain discrete items.
Operating Profit (Loss) for the Three Months Ended June 30, 2022 and 2021
Operating profit in the second quarter of 2022 was $23,965, an increase of $24,502 (4,562.8%) compared to an operating loss of $537 in the second quarter of 2021. RNG operating profit for the second quarter of 2022 was $35,255, an increase of $27,652 (363.7%) compared to $7,603 in the second quarter of 2021. Renewable Electricity Generation operating loss for the second quarter of 2022 was $1,396, a decrease of $1,412 (8825.0%) compared to an operating profit of $16 for the second quarter of 2021.

Results of Operations
Comparison of Six Months Ended June 30, 2022 and 2021
The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

(in thousands, unless otherwise indicated)	Six Months Ended June 30,
	2022	2021	Change	Change %
Revenues
Renewable Natural Gas Total Revenues	$97,233	$55,704	$41,529	74.6%
Renewable Electricity Generation Total Revenues	$8,300	$7,417	$883	11.9%

RNG Metrics
CY RNG production volumes (MMBtu)	2,838	2,764	74	2.7%
Less: Current period RNG volumes under fixed/floor-price contracts	(639)	(939)	300	(31.9%)
Plus: Prior period RNG volumes dispensed in current period	372	353	19	5.4%
Less: Current period RNG production volumes not dispensed	(447)	(339)	(108)	31.9%
Total RNG volumes available for RIN generation (1)	2,124	1,839	285	15.5%

RIN Metrics
Current RIN generation ( x 11.727) (2)	24,907	21,551	3,356	15.6%
Less: Counterparty share (RINs)	(2,562)	(2,395)	(167)	7.0%
Plus: Prior period RINs carried into CY	140	110	30	27.3%
Less: CY RINs carried into next CY	—	—	—	—
Total RINs available for sale (3)	22,485	19,266	3,219	16.7%
Less: RINs sold	(20,923)	(17,625)	(3,298)	18.7%
RIN Inventory	1,562	1,641	(79)	(4.8%)
RNG Inventory (volumes not dispensed for RINs) (4)	447	339	108	31.9%
Average Realized RIN price	$3.39	$1.77	$1.62	91.5%

Operating Expenses
Renewable Natural Gas Operating Expenses	$41,950	$29,088	$12,862	44.2%
Operating Expenses per MMBtu (actual)	$14.78	$10.53	$4.25	40.4%
Renewable Electricity Generation Operating Expenses	$8,021	$6,169	$1,852	30.0%
$/MWh (actual)	$87.18	$65.42	$21.76	33.3%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	92	94	(2)	(2.1%)
Average Realized Price $/MWh (actual)	$90.22	$78.65	$11.57	14.7%

(1)
RINs are generated in the month that the gas is dispensed to generate RINs, which occurs the month after the gas is produced. Volumes under fixed/floor-price arrangements generate RINs which we do not self-market.

(2)	One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)	Represents RINs available to be self-marketed by us during the reporting period.
(4)	Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income for the periods set forth below:

(in thousands, unless otherwise indicated)	Six Months Ended June30,
	2022	2021	Change	Change %
Total operating revenues	$100,055	$63,121	$36,934	58.5%
Operating expenses:
Operating and maintenance expenses	28,072	23,830	4,242	17.8%
General and administrative expenses	17,248	27,761	(10,513)	(37.9%)
Royalties, transportation, gathering and production fuel	22,296	12,204	10,092	82.7%
Depreciation and amortization	10,286	11,396	(1,110)	(9.7%)
Gain on insurance proceeds	(313)	(82)	(231)	281.7%
Impairment loss	120	626	(506)	(80.8%)
Transaction costs	32	125	(93)	(74.4%)

Total operating expenses	77,741	75,860	1,881	2.5%

Operating income (loss)	$22,314	$(12,739)	$35,053	(275.2%)
Other (income) expenses:	(30)	1,411	(1,441)	(102.1%)
Income tax expense	4,307	4,767	(460)	(9.6%)

Net income (loss)	$18,037	$(18,917)	$36,954	(195.3%)

Revenues for the Six Months Ended June 30, 2022 and 2021
Total revenues in the first six months of 2022 were $100,055, an increase of $36,934 (58.5%) compared to $63,121 in the first six months of 2021. The increase is primarily related to an increase in pricing of gas commodity indices and average realized RIN pricing during the first six months of 2022 compared to the first six months of 2021. Gas commodity indices increased 119.6% in the first six months of 2022 of $6.06 compared to $2.76 in the first six months of 2021. Realized RIN pricing increased 91.5% during the first six months of 2022 compared to the first six months of 2021. The increase was offset by lower revenues recognized under our counter party sharing agreements of $1,246 in the first six months of 2022 compared to $9,930 in the first six months of 2021. Also impacting the increase are losses recognized in the first six months of 2022 related to gas commodity hedging activities of $1,807.
Renewable Natural Gas Revenues
We produced 2,838 MMBtu of RNG during the first six months of 2022, an increase of 74 MMBtu over the 2,764 MMBtu (2.7%) produced in the first six months of 2021. Our Pico facility produced 50 MMBtu more in the first six months of 2022 compared to the second quarter of 2021 as a result of improvements related to the existing digestion process. Our Galveston facility produced 103 MMBtu more in the first six months of 2022 compared to the first six months of 2021 as a result of higher inlet gas due to wellfield changes and plant efficiency optimization of process equipment. Offsetting the increase are lower production volumes at our McCarty and Atascocita facilities. Our McCarty facility produced 37 fewer MMBtu in the first six months of 2022 compared to the first six months due to wellfield changes by our landfill host. Also, our Atascocita facility produced 46 fewer MMBtu in the first six months of 2022 compared to the first six months of 2021 due to a process equipment failure that has since been repaired.
Revenues from the Renewable Natural Gas segment in the first six months of 2022 were $97,233, an increase of $41,529 (74.6%) compared to $55,704 in the first six months of 2021. Average commodity pricing for natural gas for the first six months of 2022 was $6.06 per MMBtu, 153.4% higher than the first six months of 2021. During the first six months of 2022, we self-monetized 20,923 RINs, representing a 3,298 increase (18.7%) compared to 17,625 in the first six months of 2021. The increase was primarily related to inter-period timing on transfers of RINs as the majority of our RINs are self-marketed resulting in higher commitments for the first six months of 2022 versus the first six months of 2021. Average pricing realized on RIN sales during the first six months of 2022 was $3.39 as compared to $1.77 in the first six months of 2021, an increase of 91.5%. This compares to the average D3 RIN index price for the first six months of 2022 of $3.23 being approximately 15.4% higher than the average D3 RIN index price in the first six months of 2021. At June 30, 2022, we had approximately 447 MMBtu available for RIN generation and we had approximately 1,562 RINs generated and unsold. At June 30, 2021, we had approximately 339 MMBtu available for RIN generation and approximately 1,641 RINs generated and unsold.

Renewable Electricity Generation Revenues
We produced 92 MWh in Renewable Electricity during the first six months of 2022, a decrease of 2 MWh (2.1%) over the 94 MWh produced in the first six months of 2021. Our Bowerman facility produced 2 MWh less in the first six months of 2022 compared to the first six months of 2021 due to preventative engine maintenance.
Revenues from Renewable Electricity facilities in the first six months of 2022 were $8,300, an increase of $883 (11.9%) compared to $7,417 in the first six months of 2021. Our Bowerman facility was impacted in the fourth quarter of 2020 by the California wildfires forcing it to temporarily shut down the facility. This shut down delayed the timing of monetization of the Environmental Attributes associated with the Bowerman facility and resulted in approximately $530 in reduced revenues in the first six months of 2021 as compared to the first six months of 2022. Also contributing to the increase is our Security engine restoration resulting in $287 in higher revenues for the first six months of 2022 as compared to zero in first six months of 2021.
In the first six months of 2022, 99.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 100% in the first six months of 2021. This provides the Company with certainty of price resulting from our Renewable Electricity sites.
Corporate Analysis
In the first six months of 2022, our gas commodity hedge program was priced at rates below actual index prices, resulting in recognized losses of $1,807. We did not have any gas hedge programs in the first six months of 2021. Based on current rates, we expect our gas commodity hedge program to continue to be priced below actual index prices through the year-end
2022 at which time the hedge program will expire. In the first six months of 2021, we recorded an adjustment of $710, associated with our purchase of RINs, to reduce the carrying value of those RINs to net realizable value. This adjustment was included within operating and maintenance expenses in the unaudited condensed consolidated statement of operations. We did not have market purchased RINs or other purchases of environment attributes during the first six months of 2022.
Expenses for the Six Months Ended June 30, 2022 and 2021
General and Administrative Expenses
Total general and administrative expenses were $17,248 for the first six months of 2022, a decrease of $10,513 (37.9%) compared to $27,761 for the first six months of 2021. Employee related costs, including stock-based compensation, decreased approximately $11,337 (53.3%) in the first six months of 2022 as compared to the first six months of 2021. This decrease is primarily related to our accounting for the cancellation of MNK options and January 2021 grants of restricted stock, non-qualified
stock options, and restricted stock units to the Company’s employees. Our corporate insurance premiums increased approximately $243 (9.4%) during the first six months of 2022 compared to the first six months of 2021, primarily related to premium increases. Our board of directors approved the payments of cash fees to non-employee
members resulting in increased fees of approximately $336 in the first six months of 2022. Finally, our general and administrative expense for the first six months of 2022 increased approximately $1,163 compared to the first six months of 2021 associated with the Montauk Ag Renewables Acquisition.
Renewable Natural Gas Expenses
Operating and maintenance expenses for our RNG facilities in the first six months of 2022 were $20,540, an increase of $2,780 (15.7%) as compared to $17,760 in the first six months of 2021. The increase is driven by increased RNG utilities of approximately $3,086 (119.4%) in first six months of 2022 compared to the first six months of 2021. The reason is caused by a weather event in the first quarter of 2021 impacting our Houston based facilities being favorably impacted by lower utility rates.
Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the first six months of 2022 were $21,410, an increase of $10,082 (89.0%) compared to $11,328 in the first six months of 2021. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 22.0% for the first six months of 2022 from 20.3% in the first six months of 2021. The increase in royalties, transportation, gathering and production fuel expenses is primarily related to the increase in RNG revenues in the first six months of 2022 compared to the first six months of 2021.

Renewable Electricity Expenses
Operating and maintenance expenses for our Renewable Electricity facilities in the first six months of 2022 were $7,134, an increase of $1,841 (34.8%) compared to $5,293 in the first six months of 2021. The increase is primarily related to scheduled preventative engine maintenance at our Bowerman facility, which was approximately $1,780 higher in the first six months of 2022 compared to the first six months of 2021.
Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first six months of 2022 were $887, an increase of $11 (1.3%) compared to $876 in the first six months of 2021. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses decreased to 10.7% from 11.8%.
Royalty Payments
Royalties, transportation, gathering, and production fuel expenses in the first six months of 2022 were $22,296, an increase of $10,092 (82.7%) compared to $12,204 in the first six months of 2021. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as
20-year
contracts, providing long-term visibility into the margin impact of future royalty payments.
Depreciation
Depreciation and amortization in the first six months of 2022 was $10,286, a decrease of $1,110 (9.7%) compared to $11,396 in the first six months of 2021. The decrease is associated with assets remaining in service being fully amortized and depleted.
Impairment loss
We calculated and recorded an impairment loss of $120 in the first six months of 2022, a decrease of $506 (80.8%) compared to $626 in the first six months of 2021. The impairment in the second quarter of 2022 is related to related to computer software and hardware no longer being utilized of $51, an amended customer contract of $27 and miscellaneous capital assets no longer in use of $42. The impairment in the first six months of 2021 was due to decommissioning a previously converted electricity site to RNG as we had been contractually obligated to maintain the site.
Other (Income) Expenses
Other income in the first six months of 2022 was $30, an increase of $1,441 (102.1%) compared to other expenses of $1,411 in the first six months of 2021. Of the increase, $1,063 is related to our favorable interest rate swap contract resulting in reduction of interest expense from the first six months of 2022 compared to the first six months of 2021. Also we sold for $1,088 NOx emission allowance credits for a gain of $311.
Income Tax Expense
Income tax expense for the six months ended June 30, 2022 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustment for production tax credits.
The effective tax rate of 19.3% for the six months ended June 30, 2022 was higher than the rate for the six months ended June 30, 2021 of (33.7)% primarily due to the use of year to date pre-tax
income to complete the effective tax rate calculation and a required Code Section 162(m) executive compensation limitation permanent adjustment. The June 30, 2022 rate included utilization of production tax credits and certain discrete items.
Operating Profit for the Six Months Ended June 30, 2022 and 2021
Operating profit in the first six months of 2022 was $22,607, an increase of $35,347 (277.4%) compared to an operating loss of $12,740 in the first six months of 2021. RNG operating profit for the first six months of 2022 was $48,211, an increase of $30,013 (164.9%) compared to $18,198 in the first six months of 2021. Renewable Electricity Generation operating loss for the first six months of 2022 was $2,557, a decrease of $354 (16.1%) compared to an operating loss of $2,203 for the first six months of 2021.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income, which is the most directly comparable GAAP measure, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Net income (loss)	$19,152	$(4,652)
Depreciation and amortization	5,134	5,660
Interest expense	271	720
Income tax expense	4,565	3,385

Consolidated EBITDA	29,122	5,113
Impairment loss (1)	69	—
Transaction costs	5	37
Unrealized gains on hedging activities	(1,644)	—

Adjusted EBITDA	$27,552	$5,150

(1)
During the three months ended June 30, 2022, we recorded an impairment of $69 related to an amended customer contract and miscellaneous capital assets no longer in use under current operations. During the three months ended June 30, 2021, there was no impairment of assets recognized.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income, which is the most directly comparable GAAP measure, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net income (loss)	$18,037	$(18,917)
Depreciation and amortization	10,286	11,396
Interest expense	303	1,366
Income tax expense	4,307	4,767

Consolidated EBITDA	32,933	(1,388)
Impairment loss (1)	120	626
Transaction costs	32	125
Net gain on sale of assets	(293)	—
Unrealized losses on hedging activities	1,807	—

Adjusted EBITDA	$34,599	$(637)

(1)
During the six months ended June 30, 2022, we recorded an impairment of $120 related to the assessment that certain computer software and hardware that was no longer being utilized, an amended customer contract and miscellaneous capital assets no longer in use under current operations. During the six months ended June 30, 2021, $626 of impairment was recorded related to a landfill hosts request for us to decommission a facility previously converted to an RNG facility.

Liquidity and Capital Resources
Sources of Liquidity
At June 30, 2022 and June 30, 2021, our cash and cash equivalents, net of restricted cash, was $72,195 and $16,350 respectively. We intend to fund near-term development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.
At June 30, 2022, we had debt before debt issuance costs of $76,000, compared to debt before debt issuance costs of $80,000 at December 31, 2021.
Our debt before issuance costs (in thousands) are as follows:

	June 30, 2022	December 31, 2021
Term Loans	$76,000	$80,000
Revolving Credit Facility	—	—

Debt before debt issuance costs	$76,000	$80,000

Amended Credit Agreement
On December 21, 2021, the Company entered into the Fourth Amendment with Comerica and certain other financial institutions. The current credit agreement, which is secured by a lien on substantially all of our assets and assets of certain of our subsidiaries, provides for a five-year $80,000 term loan and a five-year $120,000 revolving credit facility.
As of June 30, 2022, $76,000 was outstanding under the term loan and we had no outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through 2024, then increases to $3,000 through 2026, with a final payment of $32,000 in late 2026 with an interest rate of 3.41% and 2.91% at June 30, 2022 and December 31, 2021, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).
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
As of June 30, 2022, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.
The Amended Credit Agreement replaced our prior credit agreements with Comerica and a portion of the proceeds of the term loan made under the Amended Credit Agreement were used by us to, among other things, fully satisfy an aggregate of $59,197 outstanding principal under such credit agreements. For additional information regarding the Amended Credit Agreement, see Note 14— Debt to our unaudited condensed consolidated financial statements.

Capital Expenditures
We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development
2022 capital expenditures to range between $12,000 and $14,000, an increase from our previous estimate range of $10,000 and $12,000. Our 2022 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, other specific facility improvements, and information technology improvements. Additionally, we currently estimate that our existing 2022 development capital expenditures will range between $30,000 and $35,000. Our Amended Credit Agreement provides us with a $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. We are currently in various stages of discussions regarding a variety of strategic growth opportunities. Included amongst these opportunities are: approximately up to twelve LFG RNG sites, and waste water treatment to RNG opportunities. We are evaluating a portfolio of potential LFG RNG sites for development. We expect to make a decision on whether we will respond to the development proposal opportunities during the third quarter of 2022. While a definitive decision has not been received, we believe the multiple ADG sites which were included as possible opportunities are no longer being offered for strategic consideration. If we ultimately enter into definitive agreements for any of these opportunities, we expect to incur material capital expenditures related to either acquisition costs or development costs, or both. As we continue to explore strategic growth opportunities and while we have entered into nonbinding letters of intent for certain of these opportunities, we provide no assurances that our plans related to any or all of these strategic opportunities will progress to definitive agreements. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Amended Credit Agreement would allow us to pursue and close on our identified strategic growth opportunities.
Cash Flow
The following table presents information regarding our cash flows and cash equivalents for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash flows provided by operating activities	26,772	$11,245
Net cash flows used in investing activities	(3,747)	(8,521)
Net cash flows used in financing activities	(4,095)	(7,360)
Net increase (decrease) in cash and cash equivalents	18,930	(4,636)
Restricted cash, end of period	347	573
Cash and cash equivalents and restricted, end of period	72,542	16,923
For the first six months of 2022, we generated $26,772 of cash from operating activities, a 138.1% increase from $11,245 in the first six months of 2021. For the first six months of 2022, income and adjustments to income from operating activities were $20,120 compared to $33,125 in first six months of 2021. Working capital and other assets and liabilities provided $11,385 in the first six months of 2022 compared to $2,963 provided in the first six months of 2021.
Our net cash flows used in investing activities has historically focused on project development and facility maintenance. Our capital expenditures for the first six months of 2022 were $5,148, of which $1,277 were related to the ongoing development of Montauk Ag Renewables in North Carolina. Partially offsetting this use were proceeds of $1,088 related to the sale of NOx emissions allowance credits in the first six months of 2022.

Our net cash flows used in financing activities of $4,095 for the first six months of 2022 decreased by $3,265 compared to cash used in financing activities in the first six months of 2021 of $7,360. The closing of our January 2021 IPO provided $12,401 in proceeds after payment of commissions and expenses. In connection with withholding shares from restricted stock awards pursuant to elections made by employees under Section 83(b) of the Code, the Company reacquired 950,214 shares with a value of approximately $10,813. Additionally, in connection with the Distribution, we loaned $8,940, in the aggregate to MNK for its dividends tax liability arising under the South African Income Tax Act, 1962, as amended. The Company has a security interest in 800,000 shares of its common stock owned by MNK, which if sold by MNK, MNK has agreed to use towards repaying this loan.
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
The Company has contractual obligations involving asset retirement obligations. See Note 10 in the unaudited condensed consolidated financial statements for further information regarding the asset retirement obligations.
The Company has contractual obligations under our debt agreement, including interest payments and principal repayments. See Note 14 in the unaudited condensed consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During the first six months of 2022, we had approximately $3,905 of off-balance
sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no draw downs on these outstanding letters of credit. During the first six months of 2021, we did not have off-balance
sheet arrangements other than outstanding letters of credit of approximately $5,765.
The Company has contractual obligations involving operating leases. See Note 20 in the unaudited condensed consolidated financial statements for further information related to the lease obligations. In 2022, the company entered into a new, ten year corporate office lease with monthly rent payments of approximately $43 per month beginning in 2023, the first full year of the lease. The lease includes annual rent increases.
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
Revenue Recognition
Our revenues are comprised of renewable energy and the related Environmental Attribute sales provided under a variety of short-term and medium-term agreements with our customers. All revenue is recognized when we satisfy our performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product to the customer either when (or as) the customer obtains control of the product. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. We allocate the contract’s transaction price to each performance obligation using the product’s observable market standalone selling price for each distinct product in the contract.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our products. As such, revenue is recorded net of allowances and customer discounts as well as net of transportation and gathering costs incurred. To the extent applicable, sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis.
The nature of the Company’s contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of the Company’s influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the long-term contracts is considered fully constrained.

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
Our assessment of the recoverability of finite-lived and indefinite-lived intangible assets is determined by performing monitoring assessment of the future cash flows associated with the underlying gas rights agreements. The cash flows estimates are performed at the operating unit level and based on the average remaining length of the gas rights agreements. Based on our analysis, we concluded the cashflows generated to be well in excess of the carrying amounts. Changes in market conditions related to the various price indexes used in estimating these cash flows could adversely affect these estimates.
Finite-Lived Asset Impairment
In accordance with FASB ASC Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material. Based on our annual cashflow assessment conducted for monitoring potential indicators of impairment, we concluded the cashflows to be generated are significantly in excess of their carrying values of our operating sites primarily due to the lengths of the underlying gas rights agreements. Separate from our cash flows assessment, we identified discrete events and recorded impairment of $120 and $626 for the six months ended June 30, 2022 and 2021, respectively. See Note 3 in the unaudited condensed consolidated financial statements for further information related to asset impairments.
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
or
15d-15(e)
under the Exchange Act, as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, including our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.
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

Since the closing of the IPO, approximately $12.5 million of the net proceeds from the IPO have been used by Montauk Renewables in connection with due diligence and the consummation of the Montauk Ag Renewables Acquisition in May 2021, the purchase of the real estate and property in October 2021 related to Montauk Ag Renewables, and subsequent development activities related to Montauk Ag Renewables. An immaterial amount has been used relating to other possible acquisitions and projects. The remaining net proceeds of approximately $2.5 million is held as cash.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	First Amendment to Membership Interest and Asset Purchase Agreement, dated May 26, 2022, by and among J.P. Carroll & Co., LLC, Eagle Creek Ranch, L.L.C., NR3 Nutrient Recovery, LLC, Joseph P. Carroll, Jr., Martin A. Redeker, Montauk Ag Renewables, LLC and Montauk Energy Holdings, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 333-251312), filed June 1, 2022)

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2022	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Financial and Accounting Officer)