Form 10-Q
period 2022-09-30
Montauk Renewables, Inc.
filed 2022-11-09
CIK 1826600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number:
001-39919

MONTAUK RENEWABLES, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3189583
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

680 Andersen Drive, 5th Floor Pittsburgh , Pennsylvania	15220
(Address of Principal Executive Offices)	(Zip Code)
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock on November 4, 2022 was 143,603,681 shares.

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

•	“FERC” refers to the U.S. Federal Energy Regulatory Commission.

•	“GHG” refers to greenhouse gases.

•	“JSE” refers to the Johannesburg Stock Exchange.

•	“LCFS” refers to Low Carbon Fuel Standard.

•	“LFG” refers to landfill gas.

•	“MMBtu” refers to Metric Million British Thermal Unit.

•	“PPAs” refers to power purchase agreements.

•	“RECs” refers to Renewable Energy Credits.

•	“Renewable Electricity” refers to electricity generated from renewable sources.

•	“RFS” refers to the EPA’s Renewable Fuel Standard.

•	“RINs” refers to Renewable Identification Numbers.

•	“RNG” refers to renewable natural gas.

•	“RVOs” refers to renewable volume obligations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “strive,” “aim,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to future results of operations, financial condition, expectations and plans of the Company, including expected benefits of the Pico feedstock amendment and the Montauk Ag project in North Carolina, the anticipated completion of the Raeger capital improvement project, the resolution of gas collection issues at the McCarty facility, our estimated and projected costs, expenditures, and growth rates, our plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•

our ability to develop and operate new renewable energy projects, including with livestock farms, and related challenges associated with new projects, such as identifying suitable locations and potential delays in acquisition financing, construction, and development;

•	reduction or elimination of government economic incentives to the renewable energy market;

•	the inability to complete strategic development opportunities;

•	deterioration in general economic conditions outside our control including the impacts of supply chain disruptions, inflationary cost increases, and other macroeconomic factors;

•	continued inflation could raise our operating costs or increase the construction costs of our existing or new projects;

•	rising interest rates could increase the borrowing costs of future indebtedness;

•	the potential failure to retain and attract qualified personnel of the Company or a possible increased reliance on third-party contractors as a result;

•	the impact of the ongoing COVID-19 pandemic on our business, financial condition and results of operations;

•	the length of development and optimization cycles for new projects, including the design and construction processes for our renewable energy projects;

•	dependence on third parties for the manufacture of products and services and our landfill operations;

•	the quantity, quality and consistency of our feedstock volumes from both landfill and livestock farm operations;

•	reliance on interconnections to distribution and transmission products for our Renewable Natural Gas and Renewable Electricity Generation segments;

•	our projects not producing expected levels of output;

•	the anticipated benefits of the Raeger capital improvement project, Pico feedstock amendment and the Montauk Ag project in North Carolina;

•	potential benefits associated with the combustion-based oxygen removal condensate neutralization technology;

•	resolution of gas collection issues at the McCarty facility;

•	concentration of revenues from a small number of customers and projects;

•	our outstanding indebtedness and restrictions under our credit facility;

•	our ability to extend our fuel supply agreements prior to expiration;

•	our ability to meet milestone requirements under our PPAs;

•	existing regulations and changes to regulations and policies that effect our operations;

•	expected benefits from the extension of the Production Tax Credit under the Inflation Reduction Act of 2022;

•	decline in public acceptance and support of renewable energy development and projects;

•	our expectations regarding Environmental Attribute volume requirements and prices and commodity prices;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”);

•	our expectations regarding future capital expenditures, including for the maintenance of facilities;

•	our expectations regarding the use of net operating losses before expiration;

•	our expectations regarding more attractive CI scores by regulatory agencies for our livestock farm projects;

•	market volatility and fluctuations in commodity prices and the market prices of Environmental Attributes and the impact of any related hedging activity;

•	regulatory changes in federal, state and international environmental attribute programs and the need to obtain and maintain regulatory permits, approvals, and consents;

•	profitability of our planned livestock farm projects;

•	sustained demand for renewable energy;

•	security threats, including cyber-security attacks;

•	potential liabilities from contamination and environmental conditions;

•	potential exposure to costs and liabilities due to extensive environmental, health and safety laws;

•	impacts of climate change, changing weather patterns and conditions, and natural disasters;

•	failure of our information technology and data security systems;

•	increased competition in our markets;

•	continuing to keep up with technology innovations;

•	concentrated stock ownership by a few stockholders and related control over the outcome of all matters subject to a stockholder vote; and

•	other risks and uncertainties detailed in the section titled “Risk Factors” in our latest Annual Report on Form 10-K.

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

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data):

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$95,619	$53,266
Accounts and other receivables	12,264	9,338
Related party receivable	8,940	8,940
Current portion of derivative instrument	718	—
Prepaid expenses and other current assets	4,110	2,846
Assets held for sale	—	777

Total current assets	$121,651	$75,167
Restricted cash—non-current	$407	$328
Property, plant and equipment, net	173,968	180,893
Goodwill and intangible assets, net	15,897	14,113
Deferred tax assets	4,568	10,570
Non-current portion of derivative instrument	1,244	—
Operating lease right-of-use assets	124	305
Finance lease right-of-use assets	113	—
Other assets	5,971	5,104

Total assets	$323,943	$286,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,369	$4,973
Accrued liabilities	17,243	10,823
Income tax payable	288	—
Current portion of derivative instrument	1,440	650
Current portion of operating lease liability	84	296
Current portion of finance lease liability	69	—
Current portion of long-term debt	7,854	7,815

Total current liabilities	$30,347	$24,557
Long-term debt, less current portion	$65,485	$71,392
Non-current portion of derivative instrument	—	189
Non-current portion of operating lease liability	21	27
Non-current portion of finance lease liability	42	—
Asset retirement obligation	5,397	5,301
Other liabilities	3,843	2,721

Total liabilities	$105,135	$104,187

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 690,000,000 shares; 143,603,681 and 143,584,827 shares issued at September 30, 2022 and December 31, 2021, respectively; 141,290,748 and 141,015,213 shares outstanding at September 30, 2022 and December 31, 2021, respectively	$1,410	$1,410
Treasury stock, at cost, 959,344 and 950,214 shares September 30, 2022 and December 31, 2021, respectively	(10,904)	(10,813)
Additional paid-in capital	203,606	196,224
Retained earnings (deficit)	24,696	(4,528)

Total stockholders’ equity	$218,808	$182,293

Total liabilities and stockholders’ equity	$323,943	$286,480

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total operating revenues	$55,860	$39,749	$155,916	$102,872
Operating expenses:
Operating and maintenance expenses	$14,134	$13,123	$42,205	$36,954
General and administrative expenses	8,466	7,520	25,715	35,280
Royalties, transportation, gathering and production fuel	12,188	6,636	34,484	18,840
Depreciation, depletion and amortization	5,167	5,666	15,453	17,062
Gain on insurance proceeds	—	(157)	(313)	(238)
Impairment loss	2,273	—	2,393	626
Transaction costs	—	232	32	357

Total operating expenses	$42,228	$33,020	$119,969	$108,881
Operating income (loss)	$13,632	$6,729	$35,947	$(6,009)
Other expenses (income):
Interest expense	$36	$697	$339	$2,064
Other (income) expense	(131)	617	(463)	662

Total other (income) expense	$(95)	$1,314	$(124)	$2,726
Income (loss) before income taxes	$13,727	5,415	$36,071	$(8,735)
Income tax expense (benefit)	2,540	(3,481)	6,847	1,286

Net income (loss)	$11,187	$8,896	$29,224	$(10,021)

Earnings (loss) per share:
Basic	$0.08	$0.06	$0.21	$(0.07)
Diluted	$0.08	$0.06	$0.20	$(0.07)
Weighted-average common shares outstanding:
Basic	141,290,748	141,015,213	141,156,126	141,015,213
Diluted	142,722,396	141,048,006	142,627,711	141,015,213
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data):

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2022	141,290,748	$1,410	959,344	$(10,904)	$200,855	$13,509	$204,870
Net income	—	—	—	—	—	11,187	11,187
Stock-based compensation	—	—	—	—	2,751	—	2,751

Balance at September 30, 2022	141,290,748	$1,410	959,344	$(10,904)	$203,606	$24,696	$218,808

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	141,015,213	$1,410	950,214	$(10,813)	$190,944	$(18,917)	$162,624
Net income	—	—	—	—	—	8,896	8,896
Stock-based compensation	—	—	—	—	2,574	—	2,574

Balance at September 30, 2021	141,015,213	$1,410	950,214	$(10,813)	$193,518	$(10,021)	$174,094

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	141,015,213	$1,410	950,214	$(10,813)	$196,224	$(4,528)	$182,293
Vesting of stock awards	275,535		—	—	—	—	—
Treasury stock	—	—	9,130	(91)	—	—	(91)
Net income	—	—	—	—	—	29,224	29,224
Stock-based compensation	—	—	—	—	7,382	—	7,382

Balance at September 30, 2022	141,290,748	$1,410	959,344	$(10,904)	$203,606	$24,696	$218,808

	Common Stock		Treasury Stock		Members’ Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	$159,622	$—	$—	$159,622
Effect of reorganization transactions	138,312,713	1,383	—	—	(159,622)	158,239	—	—
IPO common stock	2,702,500	27	—	—	—	15,566	—	15,593
Treasury stock	—	—	950,214	$(10,813)	—	—	—	(10,813)
Net loss	—	—	—	—	—	—	(10,021)	(10,021)
Stock-based compensation	—	—	—	—	—	19,713	—	19,713

Balance at September 30, 2021	141,015,213	$1,410	950,214	$(10,813)	—	193,518	$(10,021)	$174,094

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$29,224	$(10,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	15,453	17,062
Provision for deferred income taxes	6,002	1,124
Stock-based compensation	7,382	19,713
Derivative mark-to-market adjustments and settlements	(1,359)	(1,011)
Gain on property insurance proceeds	(313)	(238)
Earn out increase (decrease)	1,122	(694)
Net (gain) loss on sale of assets	(250)	822
Accretion of asset retirement obligations	174	304
Amortization of debt issuance costs	314	395
Impairment loss	2,393	626
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	(5,252)	(7,272)
Accounts payable and other accrued expenses	4,919	488

Net cash provided by operating activities	$59,809	$21,298
Cash flows from investing activities
Capital expenditures	$(12,750)	$(7,702)
Asset acquisition	—	(4,142)
Cash collateral deposits	79	118
Proceeds from sale of assets	1,088	74
Proceeds from insurance recovery	313	238

Net cash used in investing activities	$(11,270)	$(11,414)
Cash flows from financing activities:
Repayments of long-term debt	$(6,000)	$(7,500)
Proceeds from initial public offering	—	15,593
Treasury stock purchase	(91)	(10,813)
Loan to Montauk Holdings Limited	—	(7,140)
Finance lease payments	(15)	—

Net cash used in financing activities	$(6,106)	$(9,860)
Net increase (decrease) in cash and cash equivalents and restricted cash	$42,433	$24
Cash and cash equivalents and restricted cash at beginning of period	$53,612	$21,559

Cash and cash equivalents and restricted cash at end of period	$96,045	$21,583

Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$95,619	$20,892
Restricted cash and cash equivalents - current	19	118
Restricted cash and cash equivalents - non-current	407	573

	$96,045	$21,583

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
The Company has not experienced any material disruptions in its ability to continue business operations nor did the Company experience material negative impacts to the financial results due to the
COVID-19
pandemic for the year ended December 31, 2021 and the nine months ended September 30, 2022.
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
filed with the SEC on March 16, 2022 (the “2021 Annual Report”). The results of operations for the three months and nine months ended September 30, 2022 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2021, has been derived from the audited financial statements as of that date. For further information, refer to the Company’s audited financial statements and notes thereto included for the year ended December 31, 2021 in the 2021 Annual Report.
Retrospective Presentation
As discussed in Note 1, as a result of the Reorganization Transactions, the Company acquired the assets and entities (excluding Montauk USA) that were previously owned by MNK. As part of the Reorganization Transactions, a 1:1 pro rata distribution of shares of the Company’s common stock was made to holders of MNK’s ordinary shares. This pro rata distribution resulted in the ownership of the Company after the Reorganization Transactions being identical to the ownership of MNK prior to the Reorganization Transactions and was therefore akin to a common control transaction. All members’ equity in the financial statements and notes have been retrospectively adjusted to give effect to the 1:1 distribution ratio, as if such pro rata distribution occurred as of all pre-IPO
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

Use of Estimates
The preparation of financial statements, in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expens
e
s during the reporti
ng
period
.
Actual results could differ from th
os
e estimates.
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
, which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. This guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2020. The ASU does not have a material impact on the Company’s consolidated financial statements or related financial statement disclosures.
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
NOTE 3 – ASSET IMPAIRMENT
The Company recorded $2,273 and $0 in impairment losses for the three months ended September 30, 2022 and 2021, respectively and $2,393 and $626 for the nine months ended September 30, 2022 and 2021, respectively. The 2022 impairment primarily related to a REG site ($2,133) wherein the forecasted future cash flows did not exceed the carrying value of the site’s
long lived assets.
Additional
 impairments were recorded for computer software and hardware no longer being utilized ($191), an amended customer contract ($27) and miscellaneous capital assets no longer in use under current operations ($42). The 2021 impairment was due to a notice received from a landfill host in February 2021 amending the underlying gas rights agreement to remove and begin decommissioning activities related to one of the Company’s renewable electric generation sites.
NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS
The following tables display the Company’s revenue by major source, excluding realized and unrealized gains or losses under the Company’s gas hedge program, based on product type and timing of transfer of goods and services for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$197	$15,770	$15,967
Natural gas environmental attributes	38,264	—	38,264
Electric commodity	—	2,736	2,736
Electric environmental attributes	1,727	—	1,727

	$40,188	$18,506	$58,694

Operating segment:
RNG	$38,461	$15,770	$54,231
REG	1,727	2,736	4,463

	$40,188	$18,506	$58,694

	Three months ended September 30, 2021
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$2,983	$8,570	$11,553
Natural gas environmental attributes	24,223	—	24,223
Electric commodity	—	2,305	2,305
Electric environmental attributes	1,668	—	1,668

	$28,874	$10,875	$39,749

Operating Segment:
RNG	$27,206	$8,570	$35,776
REG	1,668	2,305	3,973

	$28,874	$10,875	$39,749

	Nine months ended September 30, 2022
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$1,852	$39,896	$41,748
Natural gas environmental attributes	109,620	—	109,620
Electric commodity	—	7,768	7,768
Electric environmental attributes	5,092	—	5,092

	$116,564	$47,664	$164,228

Operating Segment:
RNG	$111,472	$39,896	$151,368
REG	5,092	7,768	12,860

	$116,564	$47,664	$164,228

	Nine months ended September 30, 2021
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$13,293	$21,620	$34,913
Natural gas environmental attributes	56,297	—	56,297
Electric commodity	—	7,150	7,150
Electric environmental attributes	4,512	—	4,512

	$74,102	$28,770	$102,872

Operating Segment:
RNG	$69,590	$21,620	$91,210
REG	4,512	7,150	11,662

	$74,102	$28,770	$102,872

NOTE 5 – ACCOUNTS AND OTHER RECEIVABLES
The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of General and administrative expenses in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022 and 2021, there were no reserves for uncollectible accounts.
Accounts and other receivables consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December, 31 2021
Accounts receivables	$12,204	$9,281
Other receivables	56	26
Reimbursable expenses	4	31

Accounts and other receivables	$12,264	$9,338

NOTE 6 – ASSETS HELD FOR SALE
In 2021, the Company initiated a plan to sell nitrogen oxide (“NOx”) emissions allowances credits. The Company concluded that it met the criteria under applicable guidance for a long-lived asset to be held for sale, and accordingly reclassified the emissions allowances of $777 as current assets held for sale on the Consolidated Balance Sheet at December 31, 2021. The Company estimated the fair value of these assets and concluded that the fair value exceeded the carrying value and no impairment was recorded by the Company for the year ended December 31, 2021. In March 2022, the NOx emissions allowances credits were sold for $1,088. A $311 gain on sale of intangible assets was recorded for the nine months ended September 30, 2022.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consists of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Land	$595	$595
Buildings and improvements	29,081	28,693
Machinery and equipment	244,990	246,670
Gas mineral rights	34,526	34,551
Construction work in progress	17,043	12,725

Total	326,235	323,234
Less: Accumulated depreciation and amortization	(152,267)	(142,341)

Property, plant & equipment, net	$173,968	$180,893

Depreciation expense for property plant and equipment was $4,808 and $4,839 for the three months ended September 30, 2022 and 2021, respectively, and $14,407 and $14,637 for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense for gas mineral rights was $129 and $446 for the three months ended September 30, 2022 and 2021, respectively, and $385 and $1,382 for the nine months ended September 30, 2022 and 2021, respectively. During the third quarter of 2022, the company performed a recoverability test for one REG site when it was determined that it was more likely than not the carrying value of the long-lived assets would not be recoverable. The results of the testing indicated that the site had carrying values in excess of the asset group’s fair value. As a result of the analysis, the company recorded an impairment totaling
$2,089
in property, plant and equipment for the three and nine months ended September 30,

2022. Additional property, plant and equipment impairments recorded in 2022 included computer software and hardware no longer being utilized
($191) and miscellaneous capital assets no longer in use under current operations ($42).
In 2021, a

$626 impairment was recorded due to a notice received from a landfill host in February 2021 amending the underlying gas rights agreement to remove and begin decommissioning activities related to one of the Company’s renewable electric generation sites.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and Intangible assets consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	329	329
Intangible assets with finite lives:
Interconnections, net of accumulated amortization of $2,921 and $3,034	$11,871	$12,526
Customer contracts, net of accumulated amortization of $16,964 and $17,085	$3,637	$1,198

Total intangible assets with finite lives:	$15,508	$13,724

Total Goodwill and Intangible assets	$15,897	$14,113

The weighted average remaining useful life of the customer contracts and interconnection is approximately 16 years for both intangible classes. Amortization expense was $230 and $381 for the three months ended September 30, 2022 and 2021, respectively, and $661 and $1,043 for the nine months ended September 30, 2022 and 2021, respectively. Impairments related to intangibles totaled $71 for the nine months ended September
 30, 2022
, including
$44 related to one REG site discussed in note 7 and $27 related to an RNG site associated with the early termination of a customer contract.

NOTE 9 – ASSET RETIREMENT OBLIGATIONS
The following table summarizes the activity associated with asset retirement obligations of the Company as of September 30, 2022 and December 31, 2021:

	Nine months ended September 30, 2022	Year ended December 31, 2021
Asset retirement obligations - beginning of period	$5,301	$5,689
Accretion expense	174	(160)
Decommissioning	(78)	(228)

Asset retirement obligations - end of period	$5,397	$5,301

NOTE 10 – DERIVATIVE INSTRUMENTS
To mitigate market risk associated with fluctuations in energy commodity prices (natural gas) and interest rates, the Company utilizes various derivative contracts to secure energy commodity pricing and interest rates under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the Company had the following realized and unrealized gains and losses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three months ended
Derivative Instrument	September 30, 2022	September 30, 2021
Commodity contracts:
Realized natural gas	$(3,201)	$—
Unrealized natural gas	367	—
Interest rate swaps	1,149	287

Net gain (loss)	$(1,685)	$287

	Nine months ended
Derivative Instrument	September 30, 2022	September 30, 2021
Commodity contracts:
Realized natural gas	$(6,872)	$—
Unrealized natural gas	(1,440)	—
Interest rate swaps	2,799	1,011

Net gain (loss)	$(5,513)	$1,011

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of September 30, 2022 and December 31, 2021, set forth by level, within the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Commodity derivative liability	$(1,440)	—	—	$(1,440)
Interest rate swap derivative asset	—	1,962	—	1,962
Asset retirement obligations	—	—	(5,397)	(5,397)
Earn-out liability	—	—	(3,843)	(3,843)

	$(1,440)	$1,962	$(9,240)	$(8,718)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative liability	$—	$(839)	$—	$(839)
Asset retirement obligations	—	—	(5,301)	(5,301)
Earn-out liability	—	—	(2,721)	(2,721)

	$—	$(839)	$(8,022)	$(8,861)

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the nine months ended September 30, 2022 and the year ended December 31, 2021 is included in Note 9. In addition, certain assets are measured at fair value on a non-recurring
basis when an indicator of impairment is identified and the assets’ fair values are determined to be less than its carrying value. See Note 3 for additional information.
NOTE 12 – ACCRUED LIABILITIES
The Company’s accrued liabilities consists of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued expenses	$5,454	$3,551
Payroll and related benefits	2,498	1,239
Royalty	6,796	4,630
Utility	1,569	1,274
Other	926	129

Accrued liabilities	$17,243	$10,823

NOTE 13 – DEBT
The Company’s debt consists of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Term loans	$74,000	$80,000
Less: current principal maturities	(8,000)	(8,000)
Less: debt issuance costs (on long-term debt)	(515)	(608)

Long-term debt	$65,485	$71,392
Current portion of long- term debt	7,854	7,815

	$73,339	$79,207

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
As of September 30, 2022, $74,000 was outstanding under the term loan. In addition, the Company had $3,905 of outstanding letters of credit as of September 30, 2022. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of September 30, 2022, the Company’s capacity available for borrowing under the revolving credit facility was $116,095. Borrowings of the term loans and revolving credit facility bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin. Interest rates as of September 30, 2022 and December 31, 2021 were 3.28% and 2.91%, respectively.
The Company accounted for the Fourth Amendment as both a debt modification and debt extinguishment in accordance with ASC 470,
Debt
(“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense was $102 and $123 for the three months ended September, 2022 and 2021, respectively, and $314 and $395 for the nine months ended September 30, 2022 and 2021, respectively, and was recorded within interest expense on the condensed consolidated statement of operations.
As of September 30, 2022, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

NOTE 14 – INCOME TAXES
The Company’s provision for income taxes in interim periods is typically computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring
or discrete items are recorded during the period in which they occur. For the three months ended September 30, 2022, the Company utilized full year pre-tax
income and calculated an estimated effective tax rate. The Company utilized an estimated effective tax rate for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, the Company calculated an unusually high estimated annual effective tax rate such that a reliable estimate of the annual effective tax rate could not be made. As such, the Company utilized the actual effective tax rate for the three and nine months ended
September 30, 2021.

	Three Months Ended
	September 30, 2022	September 30, 2021

Provision (benefit) for income taxes	$2,540	$(3,481)
Effective tax rate	19%	(64)%

	Nine Months Ended
	September 30, 2022	September 30, 2021
Provision for income taxes	$6,847	$1,286
Effective tax rate	19%	(15)%
The effective
tax rate of 19% for the three months ended September 30, 2022 was higher than the rate for the three months ended September 30, 2021 of (64)% primarily due to the current year permanent disallowance of officers’ compensation being less than the prior year permanent disallowance of officers’ compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
The effective tax rate of 19% for the nine months ended September 30, 2022 was higher than the effective rate for the nine months ended September 30, 2021 of (15)% primarily due to the use of year to date pre-tax
income used to complete the effective tax rate calculation and a required Code section 162(m) executive compensation limitation permanent adjustment.
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

In connection with a May 2021 asset acquisition, 1,250,000 restricted stock awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with such acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and will only be subject to time-based vesting requirements over a five-year period. The awards were revalued at
$15,500. Stock compensation expense related to the two awards were $1,227 and 1,636 for the three and nine months ended September 30, 2022, respectively. The amended awards vest through 2026.

As of September 30, 2022, unrecognized MRI EICP compensation expense for awards the Company expects to vest approximated $20,381 and will be recognized though 2026 for all awards granted under the MRI EICP.
Restricted stock, restricted stock unit and option awards are subject to various vesting schedules and are subject to the terms and conditions of the MRI EICP and related award agreements including, in the case of the restricted stock awards granted in January 2021, each officer having made an election under Section 83(b) of the Code. The Company recorded
$10,813 of compensation expense in its condensed consolidated statements of operations within general and administrative expenses for the nine months ended September 30, 2021 in connection with the withheld 950,214 shares associated with the Section 83(b) elections associated with the January 2021 restricted stock awards.
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

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as September 30, 2022 and September 30, 2021, respectively:

	Restricted Shares		Restricted Stock Units		Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
End of period - December 31, 2021	2,569,613	$10.08	377,984	$10.23	950,214	$11.38

Beginning of period - January 1, 2022	2,569,613	$10.08	377,984	$10.23	950,214	$11.38
Granted	1,250,000	12.40	—	—	—	—
Vested	(256,681)	11.38	(27,984)	11.38	(950,214)	11.38
Forfeited	(1,250,000)	9.04	—	—	—	—

End of period – September 30, 2022	2,312,932	$11.75	350,000	$10.13	—	$—

950,214 options vested for the three and nine months ended September 30, 2022. None of the 950,214 vested options were exercised during either the three or nine months ended September 30, 2022.

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

NOTE 16 – DEFINED CONTRIBUTION PLAN
The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $166 and $145 for the three months ended September 30, 2022 and 2021, respectively, and $519 and $414 for the nine months ended September 30, 2022 and 2021, respectively.
Note 17 – RELATED PARTY TRANSACTIONS
On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Promissory Note”) with MNK. MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000 to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). On February 22, 2021 and December, 22, 2021, the Company and MNK amended and restated the Promissory Note (together, the “Amended Promissory Note”) to increase the principal amount of the loan to a total of $8,940, in the aggregate, in accordance with the Company’s obligations set forth in the Transaction Implementation Agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021. The terms of the Amended Promissory Note provide the Company a security interest of 800,000 shares of the Company owned by MNK and require MNK to use the proceeds of any sale of such shares to repay the Amended Promissory Note. The Amended Promissory Note also includes default provisions in which MNK may deliver any unsold shares of the Company back to Montauk Renewables to satisfy repayment of the note, subject to compliance with the laws and regulations of South Africa. The Amended Promissory Note matures on December 31, 2022.

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
Related Party Reimbursements
Periodically the Company will reimburse MNK and HCI Managerial Services Proprietary Limited, the administrator for the Company’s secondary listing on the JSE, for expenses incurred on behalf of the Company. Amounts reimbursed were $4 and $134 for the three months ended September 30, 2022 and 2021, respectively, and $12 and $863 for the nine months ended September 30, 2022 and 2021, respectively. $52 and $0 were owed as of September 30, 2022 and December 31, 2021, respectively.
NOTE 18 – SEGMENT INFORMATION
The Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021 are Renewable Natural Ga
s
,
 Renewable Electricity
Generation and Corporate. Renewable Natural
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

	Three Months Ended September 30, 2022
	RNG	REG	Corporate	Total
Total revenue	$54,343	$4,351	$(2,834)	$55,860
Net income (loss)	26,841	(1,689)	(13,965)	11,187
EBITDA (1)	30,572	(326)	(11,316)	18,930
Adjusted EBITDA (1)	30,615	1,807	(11,543)	20,879
Total assets	152,113	53,303	118,527	323,943
Capital expenditures	6,225	1,061	315	7,601
(1) Third quarter of 2022 EBITDA and Adjusted EBITDA Reconciliations
The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended September 30, 2022:

	Three Months Ended September 30, 2022
	RNG	REG	Corporate	Total
Net income (loss)	$26,841	$(1,689)	$(13,965)	$11,187
Depreciation and amortization	3,731	1,363	73	5,167
Interest expense	—	—	36	36
Income tax expense	—	—	2,540	2,540

EBITDA	$30,572	$(326)	$(11,316)	$18,930

Net loss on sale of assets	43	—	—	43
Impairment loss	—	2,133	140	2,273
Unrealized gains on hedging activities	—	—	(367)	(367)

Adjusted EBITDA	$30,615	$1,807	$(11,543)	$20,879

	Three Months Ended September 30, 2021
	RNG	REG	Corporate	Total
Total revenue	$35,002	$3,872	$875	$39,749
Net income (loss)	15,071	(1,379)	(4,796)	8,896
EBITDA (1)	19,358	(44)	(7,536)	11,778
Adjusted EBITDA (1)	20,180	(24)	(7,324)	12,832
Total assets	153,108	53,711	52,926	259,745
Capital expenditures	1,864	1,321	49	3,234

(1) Third quarter of 2021 EBITDA and Adjusted EBITDA Reconciliations
The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
	RNG	REG	Corporate	Total
Net income (loss)	$15,071	$(1,379)	$(4,796)	$8,896
Depreciation and amortization	4,287	1,335	44	5,666
Interest expense	—	—	697	697
Income tax benefit	—	—	(3,481)	(3,481)

EBITDA	$19,358	$(44)	$(7,536)	$11,778

Net loss sale of assets	822	—	—	822
Transaction costs	—	20	212	232

Adjusted EBITDA	$20,180	$(24)	$(7,324)	$12,832
For the three months ended September 30, 2022 and 2021, two and three customers, respectively, made up greater than 10% of total revenues.

	Three Months Ended September 30, 2022
	RNG	REG	Corporate	Total
Customer A	43.9%	—	—	43.9%
Customer B	12.4%	—	—	12.4%

	Three Months Ended September 30, 2021
	RNG	REG	Corporate	Total
Customer A	19.6%	—	—	19.6%
Customer B	15.4%	—	—	15.4%
Customer C	11.4%	—	—	11.4%
The Company’s reportable segments for the nine months ended September 30, 2022 and 2021 are Renewable Natural Gas and Renewable Electricity Generation.

	Nine Months Ended September 30, 2022
	RNG	REG	Corporate	Total
Total revenue	$151,577	$12,651	$(8,312)	$155,916
Net income (loss)	75,021	(4,284)	(41,513)	29,224
EBITDA (1)	86,109	(126)	(34,120)	51,863
Adjusted EBITDA (1)	86,197	1,738	(32,457)	55,478
Total assets	152,113	53,303	118,527	323,943
Capital expenditures	10,039	2,390	321	12,750
(1) First nine months of 2022 EBITDA and Adjusted EBITDA Reconciliations

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	RNG	REG	Corporate	Total
Net Income (loss)	$75,021	$(4,284)	$(41,513)	$29,224
Depreciation and amortization	11,088	4,158	207	15,453
Interest expense	—	—	339	339
Income tax expense	—	—	6,847	6,847

EBITDA	$86,109	$(126)	$(34,120)	$51,863

Net loss (gain) sale of assets	61	(311)	—	(250)
Impairment loss	27	2,175	191	2,393
Unrealized losses on hedging activities	—	—	1,440	1,440
Transaction costs	—	—	32	32

Adjusted EBITDA	$86,197	$1,738	$(32,457)	$55,478

	Nine Months Ended September 30, 2021
	RNG	REG	Corporate	Total
Total revenue	$90,707	$11,290	$875	$102,872
Net income (loss)	33,205	(3,647)	(39,579)	(10,021)
EBITDA (1)	45,991	498	(36,098)	10,391
Adjusted EBITDA (1)	46,813	1,144	(35,761)	12,196
Total assets	153,108	53,711	52,926	259,745
Capital expenditures	5,883	1,770	49	7,702
(2) First nine months of 2021 EBITDA and Adjusted EBITDA Reconciliations
The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	RNG	REG	Corporate	Total
Net income (loss)	$33,205	$(3,647)	$(39,579)	$(10,021)
Depreciation and amortization	12,786	4,143	133	17,062
Interest expense	—	—	2,064	2,064
Income tax expense	—	2	1,284	1,286

EBITDA	$45,991	$498	$(36,098)	$10,391

Net loss sale of assets	822	—	—	822
Impairment loss	—	626	—	626
Transaction costs	—	20	337	357

Adjusted EBITDA	$46,813	$1,144	$(35,761)	$12,196

For the nine months ended September 30, 2022 and 2021, two and five customers, respectively, made up greater than 10% of total revenues.

	Nine Months Ended September 30, 2022
	RNG	REG	Corporate	Total
Customer A	31.6%	—	—	31.6%
Customer B	13.2%	—	—	13.2%

	Nine Months Ended September 30, 2021
	RNG	REG	Corporate	Total
Customer A	12.8%	—	—	12.8%
Customer B	12.4%	—	—	12.4%
Customer C	11.3%	—	—	11.3%
Customer D	10.5%	—	—	10.5%
Customer E	—	10.2%	—	10.2%
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

Supplemental information related to operating lease arrangements was as follows:

	Three months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$83	$76
Weighted average remaining lease term (in years)	1.50	1.83
Weighted average discount rate	5.00%	5.00%

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$282	$227
Weighted average remaining lease term (in years)	1.50	1.83
Weighted average discount rate	5.00%	5.00%
Future minimum operating lease payments are as follows:

Year Ending
Remainder of 2022	$83
2023	11
2024	5
2025	4
2026	4
2027	1
Interest	(3)

Total	$105

Supplemental information related to finance lease arrangements was as follows:

	Three months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of financing lease liabilities	$12	$—
Weighted average remaining lease term (in years)	1.58	—
Weighted average discount rate	5.00%	—

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of finance lease liabilities	$18	—
Weighted average remaining lease term (in years)	1.58	—
Weighted average discount rate	5.00%	—
Future minimum finance lease payments are as follows:

Year Ending
Remainder of 2022	$18
2023	75
2024	23
Interest	(5)

Total	$111
NOTE 20 – INCOME (LOSS) PER SHARE
Basic and diluted income (loss) per share was computed using the following common share data for the three and nine months ended September 30, 2022:

	Three months ended September 30, 2022	Three months ended September 30, 2021
Net income	$11,187	$8,896
Basic weighted-average shares outstanding	141,290,748	141,015,213
Dilutive effect of share-based awards	1,431,648	32,793

Diluted weighted-average shares outstanding	142,722,396	141,048,006

Basic income per share	$0.08	$0.06
Diluted income per share	$0.08	$0.06

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net income (loss)	$29,224	$(10,021)
Basic weighted-average shares outstanding	141,156,126	141,015,213
Dilutive effect of share-based awards	1,471,585	—

Diluted weighted-average shares outstanding	142,627,711	141,015,213

Basic income (loss) per share	$0.21	$(0.07)
Diluted income (loss) per share	$0.20	$(0.07)
As a result of incurring a net loss for the nine months ended September 30, 2021, 493,166 potential anti-dilutive common shares were excluded from the above earnings per share calculation.

NOTE 21 – SUBSEQUENT EVENTS
The Company evaluated its September 30, 2022 condensed consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

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

Recent Developments

Second Apex RNG Facility

In August 2022, we announced the planned construction of a second RNG processing facility at the Apex landfill. This project is being driven by projections in biogas feedstock availability from the host landfill. We anticipate an approximate 40% increase in RNG processing capacity with the addition of the second facility. This expansion is expected to increase daily production approximately 2,100 MMBtu per day and expand the infrastructure for the conversion of LFG to RNG. We expect the project to be complete and become commercially operational in 2024. We do not currently anticipate this project to have a significant impact on 2022 development capital expenditures.

Pico Digestion Capacity Increase

During the fourth quarter of 2022, we learned through CARB that our dairy project CI Score Pathway will be subject to a public comment period. Due to this public comment period, we now currently expect to receive approval of our score during the first quarter of 2023. This public comment period follows the completion of the validation of the CI Score. We began to release gas from storage in the third quarter of 2022. We do not expect to recognize LCFS credit revenue on 2022 production until 2023 when we anticipate recognizing LCFS credit revenues during the first half of 2023 for all of 2022 production. Related to 2023 production, we expect to normalize the timing of LCFS credit revenue recognition, generally, six months after the month of production. We began releasing gas from storage during the third quarter of 2022 and recognized revenues from a portion of the RINs generated and currently expect to complete storage release during the fourth quarter of 2022. We currently expect to commit available RINs and recognize revenues from RINs generated in the fourth quarter of 2022. During the fourth quarter of 2022, CARB certified our temporary CI Score Pathway application for the third and fourth quarter of 2022. The approval of this temporary application will prevent us from not being able to generate LCFS credit revenue on 2022 production in 2023.

Related to our Pico feedstock amendment, which increased the amount of feedstock supplied to the facility for processing over a one to three-year period (the “Pico Feedstock Amendment”), the dairy began delivering the first and second increases in feedstock during the third quarter of 2022 and we have made two payments to the dairy as required in the Pico Feedstock Agreement. The improved efficiencies of our existing digestion process and the water management improvements have enabled us to process the increased feedstock volumes which we currently expect to increase by five to ten percent in connection with increased feedstock deliveries received from the dairy. We completed the design of the digestion capacity project in the third quarter of 2022 and have begun incurring capital expenditures related to the construction of the project. We currently expect the dairy to begin delivering the final increase in feedstock volumes during 2024.

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

While these project developments continue, we continue to engage with regulatory agencies in North Carolina related to the resulting power generation derived from swine waste to confirm its eligibility for Renewable Energy Credits under North Carolina’s Renewable Energy Portfolio Standards in anticipation of commercial production. The North Carolina Utilities Commission (“NCUC”) has placed a three-year moratorium on the designation of any new New Renewable Energy Facility (“NREF”) while the NCUC monitor and assess gas quality. We requested the Turkey location to both be designated as an NREF and to be accepted into the NCUC pilot project portfolio. The NCUC designated the Turkey location as an NREF and was accepted into the pilot project portfolio. Our Magnolia, North Carolina location has an existing electricity interconnection which can be reactivated. We are also in varying stages of discussions with potential power purchasers.

We are at the beginning stages of developing the opportunities associated with Montauk Ag Renewables and can give no assurances that our plans related to this acquisition will meet our expectations. We continue to design and plan for the development of the facility to be used for commercial production. We do not currently expect commercial production to commence during 2022 based on the current development timeline. We also do not expect to commence significant revenue generating activities until 2024. We intend to contract with additional farms to secure feedstock sources, as we commission commercial production and increase our production capabilities, which we anticipate will secure additional feedstock for future production processes.

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

Key drivers for the long-term growth of RNG include the following factors:

•

Regulatory or policy initiatives, including the federal RFS program and state or national-level low-carbon fuel programs in states such as California and Oregon or Canada, that drive demand for RNG and its derivative Environmental Attributes (as further described below).

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

•

Increased Construction Costs or Length Related to Material Cost Inflation or Supply Chain Disruptions: Due to the variability of our development and construction cycle of approximately 12 to 24 months, we believe that we could incur increased raw material costs for development projects related to inflation or supply chain disruptions. Although these factors have not had a material impact on our business or results of operations to date for development projects, these price increases and disruptions in construction could lead to future material, design, or transportation delays, which could increase the costs of our development.

Regulatory, Environmental and Social Trends

Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. In accordance with the consent decree entered into between the EPA and Growth Energy approved by the U.S. District Court for the District of Columbia, the EPA issued the final Renewable Fuel Standards for 2020, 2021, and 2022 on June 3, 2022. Final volumes for cellulosic biofuel were set at 510, 560 and 630 million RINs for the three years 2020, 2021 and 2022, respectively. While final volumes set for all three years were lower than proposed, the EPA partially offset the lower volumes by issuing its final notice, also on June 3, 2022, to deny the remaining 69 petitions for RFS Small Refinery Exemptions. It is not certain whether the EPA will set RFS volume obligations for one year or multiple years going forward, however, per the settlement agreement with Growth Energy, the EPA must issue a proposed 2023 RVO no later than November 16, 2022 with final volume requirements established by June 11, 2023. On November 4, the U.S. Environmental Protection Agency (EPA) filed a notice with the U.S. District Court for the District of Columbia indicating that EPA and Growth Energy have agreed to extend the deadline for signing the proposed rule for the 2023 renewable fuel standards. The deadline under a Consent Decree entered to resolve litigation between the two parties had been set as November 16, 2022. Under the stipulated extension, the date is now November 30, 2022 to sign a notice of proposed rulemaking. The notice indicates that the stipulation is based on an understanding that EPA does not intend to seek further extensions of any deadline for action established by the Consent Decree.

Changes to the LCFS program require annual verification of the CI score assigned to a project. Annual verification could significantly affect the profitability of a project, particularly in the case of a livestock farm project. CARB has provided notice that they finalized their review of the Pico facility’s provisional CI application and released it to the validation body (“VB”) during the third quarter of 2022. We currently expect the VB will complete the validation of the Pico facility’s provisional CI application during the fourth quarter of 2022. During the fourth quarter of 2022, we learned through CARB that our dairy project CI Score Pathway will be subject to a public comment period. Due to this public comment period, we now currently expect to receive approval of our score during the first quarter of 2023. This public comment period follows the completion of the validation of the CI Score. CARB certified our temporary CI score application during the fourth quarter of 2022.

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

•

Renewable Natural Gas Revenues: We record revenues from the production and sale of RNG and the generation and sale of the Environmental Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take counterparties as consideration for such counterparties using the RNG as a transportation fuel. We monetize a portion of our RNG production under fixed-price and counterparty sharing agreements, which provide floor prices in excess of commodity indices and sharing percentages of the monetization of Environmental Attributes. Under these sharing arrangements, we receive a portion of the profits derived from counterparty monetization of the Environmental Attributes in excess of the floor prices. We have entered into fixed-price agreements to replace the counterparty sharing arrangements which expired during 2022.

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

RNG Production

Our RNG production levels are subject to fluctuations based on numerous factors, including:

Disruptions to Production: Disruptions to waste placement operations at our active landfill sites, severe weather events, failure or degradation of our or a landfill operator’s equipment, our inability to fill open or newly created positions, or interconnection or transmission problems could result in a reduction of our RNG production. We strive to proactively address any issues that may arise through preventative maintenance, process improvement and flexible redeployment of equipment to maximize production and useful life.

•

A 2021 cold weather event impacted our Atascocita, Galveston, McCarty, and Coastal Plains facilities located in Texas. Production at these facilities was temporarily idled due to the loss of power from February 14 through February 20, 2021 and force majeure events were declared by certain of our counterparties or by us for the period February 12 through February 22, 2021 related to these weather events. Operations at these facilities have subsequently resumed.

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

•

Our Pico facility has resumed operations and ramp up activities related to the existing digester cleanout activities have been completed. Production volume performance continues to meet our expectations during the post cleanout period. Our improvement project has impacted the timeline related to modeling the CI Score pathway model. We have begun releasing production from storage while CARB completes its CI Score Pathway. We will not receive LCFS credit revenue on 2022 production until 2023, but do expect 2022 production to generate 2023 LCFS credit revenue.

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

The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we only sell RINs in the calendar year they are generated. A decision not to commit to transfer available RINs during a period will impact our revenue and operating profit. As of September 30, 2022, we had approximately 2,357 RINs in inventory as compared to 308 RINs in inventory for the period ended September 30, 2021. Our current RIN commitments scheduled for transfer are at an average D3 RIN price of approximately $3.52 with commitments substantively through December 2022. We have currently committed an insignificant portion of our expected 2022 fourth quarter RIN generation. We believe a portion of the reduction and volatility in RIN price during the third and fourth quarter of 2022 could be temporary and related to uncertainty due to the upcoming release by the EPA of the 2023 RVO in November 2022. We expect to transfer the majority of RINs generated after the release of the RVO in the fourth quarter. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments

Factors Affecting Operating Expenses

Our operating expenses include royalties, transportation, gathering and production fuel expenses, project operating and maintenance expenses, general and administrative expenses, depreciation and amortization, net loss (gain) on sale of assets, impairment loss and transaction costs. Our operating expenses can be subject to inflationary cost increases that are largely out of our control. During 2022, increased commodity index prices have mitigated these increases but these inflationary increases could have an impact on our operating income in the future.

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

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

(in thousands, unless otherwise indicated)	Three Months Ended September 30,		Change	Change %
	2022	2021
Revenues
Renewable Natural Gas Total Revenues	$54,343	$35,002	$19,341	55.3%
Renewable Electricity Generation Total Revenues	$4,351	$3,872	$479	12.4%

RNG Metrics
CY RNG production volumes (MMBtu)	1,437	1,510	(73)	(4.8%)
Less: Current period RNG volumes under fixed/floor-price contracts	(333)	(333)	—	—
Plus: Prior period RNG volumes dispensed in current period	367	309	58	18.8%
Less: Current period RNG production volumes not dispensed	(439)	(379)	(60)	15.8%
Total RNG volumes available for RIN generation (1)	1,032	1,107	(75)	(6.8%)

RIN Metrics
Current RIN generation ( x 11.727) (2)	12,100	12,985	(885)	(6.8%)
Less: Counterparty share (RINs)	(1,399)	(1,415)	16	(1.1%)
Plus: Prior period RINs carried into CY	1,547	1,586	(39)	(2.5%)
Less: CY RINs carried into next CY	—	—	—	—
Total RINs available for sale (3)	12,248	13,156	(908)	(6.9%)
Less: RINs sold	(10,850)	(13,250)	(2,400)	(18.1%)
RIN Inventory	1,398	(94)	1,492	(1587.2%)
RNG Inventory (volumes not dispensed for RINs) (4)	439	379	60	15.8%
Average Realized RIN price	$3.49	$1.65	$1.84	111.5%

Operating Expenses
Renewable Natural Gas Operating Expenses	$23,785	$14,916	$8,869	59.5%
Operating Expenses per MMBtu (actual)	$16.55	$9.88	$6.67	67.5%
Renewable Electricity Generation Operating Expenses	$2,525	$3,961	$(1,436)	(36.3%)
$/MWh (actual)	$51.53	$93.00	$(41.47)	(44.6%)

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	49	43	6	14.0%
Average Realized Price $/MWh (actual)	$88.80	$90.93	$(2.13)	(2.3%)

(1)

RINs are generated in the month that the gas is dispensed to generate RINs, which occurs the month after the gas is produced. Volumes under fixed/floor-price arrangements generate RINs which we do not self-market.

(2)	One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)	Represents RINs available to be self-marketed by us during the reporting period.
(4)	Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income for the periods set forth below:

(in thousands, unless otherwise indicated)	Three Months Ended September 30,			Change %
	2022	2021	Change
Total operating revenues	$55,860	$39,749	$16,111	40.5%
Operating expenses:
Operating and maintenance expenses	14,134	13,123	1,011	7.7%
General and administrative expenses	8,466	7,520	946	12.6%
Royalties, transportation, gathering and production fuel	12,188	6,636	5,552	83.7%
Depreciation and amortization	5,167	5,666	(499)	(8.8%)
Gain on insurance proceeds	—	(157)	157	(100.0%)
Impairment loss	2,273	—	2,273	—
Transaction costs	—	232	(232)	(100.0%)

Total operating expenses	42,228	33,020	9,208	27.9%

Operating income	$13,632	$6,729	$6,903	102.6%
Other (income) expenses:	(95)	1,314	(1,409)	(107.2%)
Income tax expense (benefit)	2,540	(3,481)	6,021	(173.0%)

Net income	$11,187	$8,896	$2,291	25.8%

Revenues for the Three Months Ended September 30, 2022 and 2021

Total revenues in the third quarter of 2022 were $55,860 an increase of $16,111 (40.5%) compared to $39,749 in the third quarter of 2021. The increase is primarily related to an increase in pricing of gas commodity indices and average realized RIN pricing during the third quarter of 2022 compared to the third quarter of 2021. Gas commodity indices increased 104.5% in the third quarter of 2022 to $8.20 compared to $4.01 in the third quarter of 2021. Realized RIN pricing increased 111.5% during the third quarter of 2022 compared to the third quarter of 2021. The increase was offset by there being no revenues recognized under our counterparty sharing agreements in the third quarter of 2022 compared to $2,795 in the third quarter of 2021.

Renewable Natural Gas Revenues

We produced 1,437 MMBtu of RNG during the third quarter of 2022, a decrease of 73 MMBtu over the 1,510 MMBtu (4.8%) produced in the third quarter of 2021. Our Apex facility produced 26 fewer MMBtu in the third quarter of 2022 compared to the third quarter of 2021 as a result of landfill filling patterns resulting in lower production. Also contributing to the decrease is our Atascocita facility producing 53 fewer MMBtu in the third quarter of 2022 compared to the third quarter of 2021 as a result of increased contaminants in the feedstock which lowered processing efficiency.

Revenues from the Renewable Natural Gas segment in the third quarter of 2022 were $54,343, an increase of $19,341 (55.3%) compared to $35,002 in the third quarter of 2021. Average commodity pricing for natural gas for the third quarter of 2022 was $8.20 per MMBtu, 104.5% higher than the third quarter of 2021. During the third quarter of 2022, we self-monetized 10,850 RINs, representing a 2,400 decrease (18.1%) compared to 13,250 in the third quarter of 2021. The decrease was primarily related to our prior period decision to forward commit a larger portion of expected RIN sales. We also sold market purchased RINs during the third quarter of 2021. Average pricing realized on RIN sales during the third quarter of 2022 was $3.49 as compared to $1.65 in the third quarter of 2021, an increase of 111.5%. This compares to the average D3 RIN index price for the third quarter of 2022 of $2.83 being approximately 8.8% lower than the average D3 RIN index price in the third quarter of 2021. At September 30, 2022, we had approximately 439 MMBtu available for RIN generation and we had approximately 1,398 RINs generated and unsold. At September 30, 2021, we had approximately 379 MMBtu available for RIN generation and no RINs generated and unsold.

Renewable Electricity Generation Revenues

We produced approximately 49 MWh in Renewable Electricity in the third quarter of 2022, an increase of 6 MWh (14.0%) from 43 MWh in the third quarter of 2021. Our Security facility produced approximately 3 MWh in the third quarter of 2022 compared to no production in the third quarter of 2021 as a result of the prior period engine restoration project. Our Bowerman facility produced 4 MWh more in the third quarter of 2022 compared to the third quarter of 2021 as a result of preventative engine maintenance performed during the third quarter of 2021. Our Tulsa facility produced approximately 1 MWh less in the third quarter of 2022 compared to the third quarter of 2021 due to reduced feedstock availability at the landfill.

Revenues from Renewable Electricity facilities in the third quarter of 2022 were $4,351, an increase of $479 (12.4%) compared to $3,872 in the third quarter of 2021. The increase is primarily driven by the increase in our Bowerman facility production volumes.

In the third quarter of 2022, 99.6% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 100% in the third quarter of 2021. This provides the Company with certainty of price resulting from our Renewable Electricity sites.

Corporate Analysis

In the third quarter of 2022, our gas commodity hedge program was priced at rates below actual index prices. However, we did recognize a gain of $367 as a result of favorable index price movements under our gas commodity hedge activities. We did not have any gas hedge programs in the third quarter of 2021. Based on current rates, we expect our gas commodity hedge program to continue to be priced below actual index prices through the year-end 2022 at which time the hedge program will expire. In the third quarter of 2021, we recorded revenue of $875 related to the RINs purchased in the second quarter of 2021. We did not have market purchased RIN revenue during the third quarter of 2022.

Expenses for the Three Months Ended September 30, 2022 and 2021

General and Administrative Expenses

Total general and administrative expenses were $8,466 for the third quarter of 2022, an increase of $946 (12.6%) compared to $7,520 for the third quarter of 2021. Our general and administrative expense for the third quarter of 2022 increased approximately $1,102 compared to the third quarter of 2021 associated with the Montauk Ag Renewables Acquisition.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the third quarter of 2022 were $12,052, an increase of $3,344 (38.4%) as compared to $8,708 in the third quarter of 2021. Our McCarty facility incurred increased preventative maintenance expenses of approximately $314. Our Apex facility operating and maintenance expenses increased approximately $950 as a result of timing of preventative maintenance and increased waste disposal costs in the third quarter of 2022 as compared to third quarter of 2021. Utility expense for our RNG facilities in the third quarter of 2022 increased approximately $2,224 (68.4%) compared to the utility expense for our RNG facilities in the third quarter of 2021.

Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the third quarter of 2022 were $11,733, an increase of $5,525 (89.0%) compared to $6,208 in the third quarter of 2021. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 21.6% for the third quarter of 2022 from 17.7% in the third quarter of 2021. The increase in royalties, transportation, gathering and production fuel expenses is primarily related to the increase in RNG revenues in the third quarter of 2022 compared to the third quarter of 2021.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the third quarter of 2022 were $2,070, a decrease of $1,463 (41.4%) compared to $3,533 in the third quarter of 2021. The decrease is primarily related to scheduled preventative maintenance at our Bowerman facility, which was approximately $1,598 higher in the third quarter of 2021 compared to the third quarter of 2022.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the third quarter of 2022 were $455, an increase of $27 (6.3%) compared to $428 in the third quarter of 2021. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses decreased to 10.5% from 11.1%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the third quarter of 2022 were $12,188, an increase of $5,552 (83.7%) compared to $6,636 in the third quarter of 2021. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the third quarter of 2022 was $5,167, a decrease of $499 (8.8%) compared to $5,666 in the third quarter of 2021. The decrease is associated with assets remaining in service being fully amortized and depleted.

Impairment loss

We calculated and recorded an impairment loss of $2,273 in the third quarter of 2022. The impairment loss recorded of $2,133 is primarily related to REG facility where forecasted cash flows did not exceed the carrying value of the long-lived assets. We did not have an impairment loss in the third quarter of 2021.

Other (Income) Expenses

Other income in the third quarter of 2022 was $95, an increase of $1,409 (107.2%) compared to other expenses of $1,314 in the third quarter of 2021. The increase is primarily related to our favorable interest rate swap contract resulting in a reduction of interest expense of $661 from the third quarter of 2022 compared to the third quarter of 2021. We also had asset disposal costs of $865 relating to asset disposal costs at our Galveston and Pico facilities in the third quarter of 2021.

Income Tax Expense

Income tax expense for the three months ended September 30, 2022 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustment for production tax credits.

The effective tax rate of 18.5% for the three months ended September 30, 2022 was higher than the rate for the three months ended September 30, 2021 of (64.3%) primarily due to current period pre-tax income increases and a required Code Section 162(m) executive compensation limitation permanent adjustment. The September 30, 2022 rate also includes utilization of production tax credits and certain discrete items.

Operating Profit (Loss) for the Three Months Ended September 30, 2022 and 2021

Operating profit in the third quarter of 2022 was $13,632, an increase of $6,903 (102.6%) compared to $6,729 in the third quarter of 2021. RNG operating profit for the third quarter of 2022 was $26,828, an increase of $10,873 (68.1%) compared to $15,955 in the third quarter of 2021. Renewable Electricity Generation operating loss for the third quarter of 2022 was $1,670, a decrease of $246 (17.3%) compared $1,424 for the third quarter of 2021.

Results of Operations

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

(in thousands, unless otherwise indicated)	Nine Months Ended September 30,
	2022	2021	Change	Change %
Revenues
Renewable Natural Gas Total Revenues	$151,577	$90,707	$60,870	67.1%
Renewable Electricity Generation Total Revenues	$12,652	$11,290	$1,362	12.1%

RNG Metrics
CY RNG production volumes (MMBtu)	4,275	4,274	1	0.0%
Less: Current period RNG volumes under fixed/floor-price contracts	(972)	(1,273)	301	23.6%
Plus: Prior period RNG volumes dispensed in current period	372	353	19	5.4%
Less: Current period RNG production volumes not dispensed	(439)	(379)	(60)	15.8%
Total RNG volumes available for RIN generation (1)	3,236	2,975	261	8.8%

RIN Metrics
Current RIN generation ( x 11.727) (2)	37,951	34,883	3,068	8.8%
Less: Counterparty share (RINs)	(3,961)	(3,810)	(151)	4.0%
Plus: Prior period RINs carried into CY	140	110	30	27.3%
Less: CY RINs carried into next CY	—	—	—	—
Total RINs available for sale (3)	34,130	31,183	2,947	9.5%
Less: RINs sold	(31,773)	(30,875)	(898)	2.9%
RIN Inventory	2,357	308	2,049	665.3%
RNG Inventory (volumes not dispensed for RINs) (4)	439	379	60	15.8%
Average Realized RIN price	$3.43	$1.77	$1.66	93.8%

Operating Expenses
Renewable Natural Gas Operating Expenses	$65,735	$44,004	$21,731	49.4%
Operating Expenses per MMBtu (actual)	$15.38	$10.30	$5.08	49.3%
Renewable Electricity Generation Operating Expenses	$10,546	$10,130	$416	4.1%
$/MWh (actual)	$74.79	$74.00	$0.79	1.1%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	141	137	4	2.9%
Average Realized Price $/MWh (actual)	$89.73	$82.47	$7.26	8.8%

(1)

RINs are generated in the month that the gas is dispensed to generate RINs, which occurs the month after the gas is produced. Volumes under fixed/floor-price arrangements generate RINs which we do not self-market.

(2)	One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)	Represents RINs available to be self-marketed by us during the reporting period.
(4)	Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income for the periods set forth below:

(in thousands, unless otherwise indicated)	Nine Months Ended September 30,
	2022	2021	Change	Change %
Total operating revenues	$155,916	$102,872	$53,044	51.6%
Operating expenses:
Operating and maintenance expenses	42,205	36,954	5,251	14.2%
General and administrative expenses	25,715	35,280	(9,565)	(27.1%)
Royalties, transportation, gathering and production fuel	34,484	18,840	15,644	83.0%
Depreciation and amortization	15,453	17,062	(1,609)	(9.4%)
Gain on insurance proceeds	(313)	(238)	(75)	31.5%
Impairment loss	2,393	626	1,767	282.3%
Transaction costs	32	357	(325)	(91.0%)

Total operating expenses	119,969	108,881	11,088	10.2%

Operating income (loss)	$35,947	$(6,009)	$41,956	(698.2%)
Other (income) expenses:	(124)	2,726	(2,850)	(104.5%)
Income tax expense	6,847	1,286	5,561	432.4%

Net income (loss)	$29,224	$(10,021)	$39,245	(391.6%)

Revenues for the Nine Months Ended September 30, 2022 and 2021

Total revenues in the first nine months of 2022 were $155,916, an increase of $53,044 (51.6%) compared to $102,872 in the first nine months of 2021. The increase is primarily related to an increase in pricing of gas commodity indices and average realized RIN pricing during the first nine months of 2022 compared to the first nine months of 2021. Gas commodity indices increased 112.9% in the first nine months of 2022 to $6.77 compared to $3.18 in the first nine months of 2021. Realized RIN pricing increased 93.8% during the first nine months of 2022 compared to the first nine months of 2021. The increase was offset by lower revenues recognized under our counterparty sharing agreements of $1,246 in the first nine months of 2022 compared to $12,725 in the first nine months of 2021.

Renewable Natural Gas Revenues

We produced 4,275 MMBtu of RNG during the first nine months of 2022, consistent with the 4,274 MMBtu (0.0%) produced in the first nine months of 2021. Our Pico facility produced 86 MMBtu more in the first nine months of 2022 compared to the first nine months of 2021 as a result of improvements related to the existing digestion process. Our Galveston facility produced 98 MMBtu more in the first nine months of 2022 compared to the first nine months of 2021 as a result of higher inlet gas due to wellfield changes and plant efficiency optimization of process equipment. Offsetting the increase are lower production volumes at our McCarty, Atascocita, and Apex facilities. Our McCarty facility produced 33 fewer MMBtu in the first nine months of 2022 compared to the first nine months due to wellfield changes by our landfill host. Also, our Atascocita facility produced 100 fewer MMBtu in the first nine months of 2022 compared to the first nine months of 2021 due to a process equipment failure that has since been repaired. Our Apex facility produced 40 fewer MMBtu in the first nine months of 2022 compared to the first nine months of 2021 due to landfill filling patterns resulting in lower production.

Revenues from the Renewable Natural Gas segment in the first nine months of 2022 were $151,577, an increase of $60,870 (67.1%) compared to $90,707 in the first nine months of 2021. Average commodity pricing for natural gas for the first nine months of 2022 was $6.77, 112.9% higher than the first nine months of 2021. During the first nine months of 2022, we self-monetized 31,773 RINs, representing an 898 increase (2.9%) compared to 30,875 in the first nine months of 2021. The increase was primarily related to inter-period timing on transfers of RINs as the majority of our RINs are self-marketed resulting in higher commitments for the first nine months of 2022 versus the first nine months of 2021. Average pricing realized on RIN sales during the first nine months of 2022 was $3.43 as compared to $1.77 in the first nine months of 2021, an increase of 93.8%. This compares to the average D3 RIN index price for the first nine months of 2022 of $3.10 being approximately 6.5% higher than the average D3 RIN index price in the first nine months of 2021. At September 30, 2022, we had approximately 439 MMBtu available for RIN generation and we had approximately 2,357 RINs generated and unsold. At September 30, 2021, we had approximately 379 MMBtu available for RIN generation and approximately 308 RINs generated and unsold.

Renewable Electricity Generation Revenues

We produced 141 MWh in Renewable Electricity during the first nine months of 2022, an increase of 4 MWh (2.9%) over the 137 MWh produced in the first nine months of 2021. Our Security facility produced approximately 7 MWh in the third quarter of 2022 compared to zero production in the third quarter of 2021 as a result of our engine restoration project. Our Pico facility produced 4 MWh less in the third quarter of 2022 compared to the third quarter of 2021 due to preventative engine maintenance.

Revenues from Renewable Electricity facilities in the first nine months of 2022 were $12,652, an increase of $1,362 (12.1%) compared to $11,290 in the first nine months of 2021. Our Bowerman facility was impacted in the fourth quarter of 2020 by the California wildfires forcing it to temporarily shut down the facility. This shut down delayed the timing of monetization of the Environmental Attributes associated with the Bowerman facility and resulted in approximately $600 in reduced revenues in the first nine months of 2021 as compared to the first nine months of 2022. Also contributing to the increase is our Security engine restoration resulting in $466 in higher revenues for the first nine months of 2022 as compared to zero in first nine months of 2021.

In the first nine months of 2022, 99.5% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 100% in the first nine months of 2021. This provides the Company with certainty of price resulting from our Renewable Electricity sites.

Corporate Analysis

In the first nine months of 2022, our gas commodity hedge program was priced at rates below actual index prices, resulting in recognized losses of $1,440. We did not have any gas hedge programs in the first nine months of 2021. Based on current rates, we expect our gas commodity hedge program to continue to be priced below actual index prices through the year-end 2022 at which time the hedge program will expire. In the first nine months of 2021, we recorded revenue of $875 related to the RINs purchased in the second quarter of 2021. This is included within operating revenues in the unaudited condensed consolidated financial statements for the period ended September 30, 2021. Also in the first nine months of 2021, we recorded an adjustment of $710, associated with our purchase of RINs, to reduce the carrying value of those RINs to net realizable value. This adjustment was included within operating and maintenance expenses in the unaudited condensed consolidated statement of operations. We did not have market purchased RINs or other purchases of environment attributes during the first nine months of 2022.

Expenses for the Nine Months Ended September 30, 2022 and 2021

General and Administrative Expenses

Total general and administrative expenses were $25,715 for the first nine months of 2022, a decrease of $9,565 (27.1%) compared to $35,280 for the first nine months of 2021. Employee related costs, including stock-based compensation, decreased approximately $10,764 (41.2%) in the first nine months of 2022 as compared to the first nine months of 2021. This decrease is primarily related to our accounting for the cancellation of MNK options and January 2021 grants of restricted stock, non-qualified stock options, and restricted stock units to the Company’s employees. Our corporate insurance premiums increased approximately $342 (8.5%) during the first nine months of 2022 compared to the first nine months of 2021, primarily related to premium increases. Our board of directors approved the payments of cash fees to non-employee directors resulting in increased fees of approximately $336 in the first nine months of 2022.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the first nine months of 2022 were $32,592, an increase of $6,124 (23.1%) compared to $26,468 in the first nine months of 2021. The increase is driven by increased RNG utilities of approximately $5,206 (77.5%) in first nine months of 2022 compared to the first nine months of 2021. The increase is caused by a weather event in the first quarter of 2021 impacting our Houston based facilities being favorably impacted by lower utility rates.

Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the first nine months of 2022 were $33,142, an increase of $15,606 (89.0%) compared to $17,536 in the first nine months of 2021. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 21.9% for the first nine months of 2022 from 19.3% in the first nine months of 2021. The increase in royalties, transportation, gathering and production fuel expenses is primarily related to the increase in RNG revenues in the first nine months of 2022 compared to the first nine months of 2021. We also recorded an increase to the Pico facility earn-out liability of $1,122 during the first nine months of 2022 compared to a reduction of $694 during the third quarter of 2021.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the first nine months of 2022 were $9,204, an increase of $378 (4.3%) compared to $8,826 in the first nine months of 2021. The increase is primarily related to operating expenses related to Montauk Ag Renewables Acquisition.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first nine months of 2022 were $1,342, an increase of $38 (2.9%) compared to $1,304 in the first nine months of 2021. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses decreased to 10.6% from 11.5%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the first nine months of 2022 were $34,484, an increase of $15,644 (83.0%) compared to $18,840 in the first nine months of 2021. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the first nine months of 2022 was $15,453, a decrease of $1,609 (9.4%) compared to $17,062 in the first nine months of 2021. The decrease is associated with assets remaining in service being fully amortized and depleted.

Impairment loss

We calculated and recorded an impairment loss of $2,393 in the first nine months of 2022, an increase of $1,767 (282.3%) compared to $626 in the first nine months of 2021. The impairment loss recorded in the first nine months of 2022 was primarily related to an REG facility where forecasted cash flows did not exceed the carrying value of the long-lived assets.

Other (Income) Expenses

Other income in the first nine months of 2022 was $124, an increase of $2,850 (104.5%) compared to other expenses of $2,726 in the first nine months of 2021. Of the increase, $1,725 is related to our favorable interest rate swap contract resulting in reduction of interest expense from the first nine months of 2022 compared to the first nine months of 2021. Also impacting the increase is $865 relating to asset disposal costs at our Galveston and Pico facilities in the first nine months of 2021.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2022 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustment for production tax credits.

The effective tax rate of 19.0% for the nine months ended September 30, 2022 was higher than the rate for the nine months ended September 30, 2021 of (14.7%) primarily due to current period pre-tax income increases used to complete the effective tax rate calculation and a required Code Section 162(m) executive compensation limitation permanent adjustment. The September 30, 2022 rate also includes utilization of production tax credits and certain discrete items.

Operating Profit for the Nine Months Ended September 30, 2022 and 2021

Operating profit in the first nine months of 2022 was $35,947, an increase of $41,956 (698.2%) compared to an operating loss of $6,009 in the first nine months of 2021. RNG operating profit for the first nine months of 2022 was $75,040, an increase of $40,886 (119.7%) compared to $34,154 in the first nine months of 2021. Renewable Electricity Generation operating loss for the first nine months of 2022 was $4,226, a decrease of $600 (16.5%) compared to an operating loss of $3,626 for the first nine months of 2021.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income, which is the most directly comparable GAAP measure, for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Net income	$11,187	$8,896
Depreciation and amortization	5,167	5,666
Interest expense	36	697
Income tax expense (benefit)	2,540	(3,481)

Consolidated EBITDA	18,930	11,778
Net loss on sale of assets	43	822
Impairment loss (1)	2,273	—
Unrealized gains on hedging activities	(367)	—
Transaction costs	—	232

Adjusted EBITDA	$20,879	$12,832

(1)

During the three months ended September 30, 2022, we recorded an impairment loss of $2,133 in connection to an REG facility where forecasted cash flows did not exceed the carrying value of the long-lived assets in the third quarter of 2022. During the three months ended September 30, 2021, there was no impairment of assets recognized.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income, which is the most directly comparable GAAP measure, for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net income (loss)	$29,224	$(10,021)
Depreciation and amortization	15,453	17,062
Interest expense	339	2,064
Income tax expense	6,847	1,286

Consolidated EBITDA	51,863	10,391
Net (gain) loss on sale of assets	(250)	822
Impairment loss (1)	2,393	626
Unrealized losses on hedging activities	1,440	—
Transaction costs	32	357

Adjusted EBITDA	$55,478	$12,196

(1)

During the nine months ended September 30, 2022, we recorded an impairment loss of $2,393. The impairment loss recorded of $2,133 is primarily related to REG facility where forecasted cash flows did not exceed the carrying value of the long-lived assets. During the nine months ended September 30, 2021, $626 of impairment was recorded related to a landfill hosts request for us to decommission a facility previously converted to an RNG facility.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2022 and September 30, 2021, our cash and cash equivalents, net of restricted cash, was $95,619 and $20,892 respectively. We intend to fund near-term development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.

At September 30, 2022, we had debt before debt issuance costs of $74,000, compared to debt before debt issuance costs of $80,000 at December 31, 2021.

Our debt before issuance costs (in thousands) are as follows:

	September 30, 2022	December 31, 2021
Term Loans	$74,000	$80,000
Revolving Credit Facility	—	—

Debt before debt issuance costs	$74,000	$80,000

Amended Credit Agreement

On December 21, 2021, the Company entered into the Fourth Amendment with Comerica and certain other financial institutions. The current credit agreement, which is secured by a lien on substantially all of our assets and assets of certain of our subsidiaries, provides for a five-year $80,000 term loan and a five-year $120,000 revolving credit facility.

As of September 30, 2022, $74,000 was outstanding under the term loan and we had no outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through 2024, then increases to $3,000 through 2026, with a final payment of $32,000 in late 2026 with an interest rate of 3.28% and 2.91% at September 30, 2022 and December 31, 2021, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).

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

As of September 30, 2022, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.

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

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2022 capital expenditures to range between $12,000 and $14,000. Our 2022 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, other specific facility improvements, and information technology improvements. Additionally, we currently estimate that our existing 2022 development capital expenditures will range between $25,000 and $30,000. The majority of our 2022 development capital expenditures are related to our Pico digestion capacity increase, the ongoing development of Montauk Ag Renewables, and our recently announced second Apex facility. Our Amended Credit Agreement provides us with a $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. We are currently in various stages of discussions regarding a variety of strategic growth opportunities. Included amongst these opportunities are: approximately up to eight LFG RNG sites and waste water treatment to RNG opportunities. If we ultimately enter into definitive agreements for any of these opportunities, we expect to incur material capital expenditures related to either acquisition costs or development costs, or both. As we continue to explore strategic growth opportunities and while we have entered into nonbinding letters of intent for certain of these opportunities, we provide no assurances that our plans related to any or all of these strategic opportunities will progress to definitive agreements. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Amended Credit Agreement would allow us to pursue and close on our identified strategic growth opportunities in addition to the previously discussed non-development and development capital expenditures.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash flows provided by operating activities	59,809	$21,298
Net cash flows used in investing activities	(11,270)	(11,414)
Net cash flows used in financing activities	(6,106)	(9,860)
Net increase in cash and cash equivalents	42,433	24
Restricted cash, end of period	426	691
Cash and cash equivalents and restricted, end of period	96,045	21,583

For the first nine months of 2022, we generated $59,809 of cash from operating activities, a 180.8% increase from $21,298 in the first nine months of 2021. For the first nine months of 2022, income and adjustments to income from operating activities were $60,141 compared to $28,082 in first nine months of 2021. Working capital and other assets and liabilities used $(333) in the first nine months of 2022 compared to $(6,784) used in the first nine months of 2021.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. Our capital expenditures for the first nine months of 2022 were $12,750, of which $5,439 and $1,604 were related to the ongoing development of the Pico facility digestion capacity increase and the Montauk Ag Renewables in North Carolina, respectively. Partially offsetting this use were proceeds of $1,088 related to the sale of NOx emissions allowance credits in the first nine months of 2022.

Our net cash flows used in financing activities of $6,106 for the first nine months of 2022 decreased by $3,754 compared to cash used in financing activities in the first nine months of 2021 of $9,860. The closing of our January 2021 IPO provided $12,401 in proceeds after payment of commissions and expenses. In connection with withholding shares from restricted stock awards pursuant to elections made by employees under Section 83(b) of the Code, the Company reacquired 950,214 shares with a value of approximately $10,813. Additionally, in connection with the Distribution, we loaned $8,940, in the aggregate to MNK for its dividends tax liability arising under the South African Income Tax Act, 1962, as amended. The Company has a security interest in 800,000 shares of its common stock owned by MNK, which if sold by MNK, MNK has agreed to use towards repaying this loan.

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

The Company has contractual obligations under our debt agreement, including interest payments and principal repayments. See Note 14 in the unaudited condensed consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During the first nine months of 2022, we had approximately $3,905 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no draw downs on these outstanding letters of credit. During the first nine months of 2021, we did not have off-balance sheet arrangements other than outstanding letters of credit of approximately $3,905.

The Company has contractual obligations involving operating leases. See Note 20 in the unaudited condensed consolidated financial statements for further information related to the lease obligations. In 2022, the Company entered into a new, ten year corporate office lease with monthly rent payments of approximately $43 per month beginning in 2023, the first full year of the lease. The lease includes annual rent increases. During the fourth quarter of 2022, the Company expects to enter into a three year lease extension for its regional corporate office with monthly rent payments of approximately $5 per month beginning in 2023. The lease will include annual rent increases.

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

During the third quarter of 2022, we performed interim recoverability tests for our Tulsa facility asset group when it was determined it was more likely than not the carrying value of the long-lived asset group would not be recoverable. The results of our testing indicated that the long-lived assets related to the Tulsa facility within our REG segment had carrying values in excess of the asset group’s fair value. Based upon level 3 unobservable inputs, we incorporated assumptions that we believe would be a reasonable market participant’s view in a hypothetical transaction in developing a cash flow analysis. Significant level 3 inputs included estimates of future revenue growth, gross margin, EBITDA, and positive cash flow generation. As a result of the analysis, the Company recorded a $2,089 property, plant and equipment impairment related to the REG site for the three and nine months ended September 30, 2022. As to the remaining long lived asset groups, the Company further concluded, based on our interim cashflow assessment conducted for monitoring potential indicators of impairment, that the cashflows to be generated are significantly in excess of their carrying values of our operating sites primarily due to the lengths of the underlying gas rights agreements and the Company did not record any other impairments related to its cash flows assessment. Separate from our cash flows assessment, we identified discrete events and recorded impairment of $233 and $626 for the nine months ended September 30, 2022 and 2021, respectively. See Note 3 in the unaudited condensed consolidated financial statements for further information related to asset impairments.

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

Since the closing of the IPO, approximately $12.8 million of the net proceeds from the IPO have been used by Montauk Renewables in connection with due diligence and the consummation of the Montauk Ag Renewables Acquisition in May 2021, the purchase of the real estate and property in October 2021 related to Montauk Ag Renewables, and subsequent development activities related to Montauk Ag Renewables. An immaterial amount has been used relating to other possible acquisitions and projects. The remaining net proceeds of approximately $2.2 million is held as cash.

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

November 9, 2022	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Financial and Accounting Officer)