Form 10-K
period 2022-12-31
Montauk Renewables, Inc.
filed 2023-03-16
CIK 1826600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022;
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File
No. 001-39919

MONTAUK RENEWABLES, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3189583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5313 Campbells Run Roa d, Suite 200 Pittsburgh, Pennsylvania	15205
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412)
747-8700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MNTK	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate
by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by
non-affiliates
of the registrant, based on the closing price for the registrant’s common stock on the Nasdaq Capital Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $474,438,279.
The number of outstanding shares of the registrant’s common stock on March 8, 2023 was
143,661,719 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form
10-K,
to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held in 2023 (the “Proxy Statement”), which definitive proxy statement shall be filed with the Securities and Exchange
Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

•	“FERC” refers to the U.S. Federal Energy Regulatory Commission.

•	“GHG” refers to greenhouse gases.

•	“JSE” refers to the Johannesburg Stock Exchange.

•	“LCFS” refers to Low Carbon Fuel Standard.

•	“LFG” refers to landfill gas.

•	“LNG” refers to liquefied natural gas.

•	“PPAs” refers to power purchase agreements.

•	“QF” refers to “qualifying facility,” as such term is defined in the Public Utility Regulatory Policies Act of 1978.

•	“RECs” refers to Renewable Energy Credits.

•	“Renewable Electricity” refers to electricity generated from renewable sources.

•	“RFS” refers to the EPA’s Renewable Fuel Standard.

•	“RINs” refers to Renewable Identification Numbers.

•	“RNG” refers to renewable natural gas.

•	“RPS” refers to Renewable Portfolio Standards.

•	“RVOs” refers to renewable volume obligations.

•	“WRRFs” refers to water resource recovery facilities.

-ii-

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “strive,” “aim,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to future results of operations, financial condition, expectations and plans of the Company, including expected benefits of the Pico feedstock amendment and the Montauk Ag project in North Carolina, the anticipated completion of the Raeger capital improvement project and Second Apex RNG Facility, the resolution of gas collection issues at the McCarty facility, our estimated and projected costs, expenditures, and growth rates, our plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•

our ability to develop and operate new renewable energy projects, including with livestock farms, and related challenges associated with new projects, such as identifying suitable locations and potential delays in acquisition financing, construction, and development;

•	reduction or elimination of government economic incentives to the renewable energy market;

•	the inability to complete strategic development opportunities;

•	deterioration in general economic conditions outside our control including the impacts of supply chain disruptions, inflationary cost increases, recession and other macroeconomic factors;

•	continued inflation could raise our operating costs or increase the construction costs of our existing or new projects;

•	rising interest rates could increase the borrowing costs of future indebtedness;

•	the potential failure to retain and attract qualified personnel of the Company or a possible increased reliance on third-party contractors as a result;

•	the length of development and optimization cycles for new projects, including the design and construction processes for our renewable energy projects;

•	dependence on third parties for the manufacture of products and services and our landfill operations;

•	the quantity, quality and consistency of our feedstock volumes from both landfill and livestock farm operations;

•

reliance on interconnections with and access to electric utility distribution and transmission facilities and gas transportation pipelines for our Renewable Natural Gas and Renewable Electricity Generation segments;

•	our projects not producing expected levels of output;

•	the anticipated benefits of the Raeger capital improvement project, Pico feedstock amendment, Second Apex RNG facility and the Montauk Ag project in North Carolina;

-iii-

•	potential benefits associated with the combustion-based oxygen removal condensate neutralization technology;

•	resolution of gas collection issues at the McCarty facility;

•	concentration of revenues from a small number of customers and projects;

•	our outstanding indebtedness and restrictions under our credit facility;

•	our ability to extend our fuel supply agreements prior to expiration;

•	our ability to meet milestone requirements under our PPAs;

•	existing regulations and changes to regulations and policies that effect our operations;

•	expected benefits from the extension of the Production Tax Credit under the Inflation Reduction Act of 2022;

•	decline in public acceptance and support of renewable energy development and projects;

•	our expectations regarding Environmental Attribute volume requirements and prices and commodity prices;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”);

•	our expectations regarding future capital expenditures, including for the maintenance of facilities;

•	our expectations regarding the use of net operating losses before expiration;

•	our expectations regarding more attractive CI scores by regulatory agencies for our livestock farm projects;

•	market volatility and fluctuations in commodity prices and the market prices of Environmental Attributes and the impact of any related hedging activity;

•	regulatory changes in federal, state and international environmental attribute programs and the need to obtain and maintain regulatory permits, approvals, and consents;

•	profitability of our planned livestock farm projects;

•	sustained demand for renewable energy;

•	security threats, including cyber-security attacks;

•	potential liabilities from contamination and environmental conditions;

•	potential exposure to costs and liabilities due to extensive environmental, health and safety laws;

•	impacts of climate change, changing weather patterns and conditions, and natural disasters;

•	failure of our information technology and data security systems;

•	increased competition in our markets;

•	continuing to keep up with technology innovations;

•	concentrated stock ownership by a few stockholders and related control over the outcome of all matters subject to a stockholder vote and

•	the other risks and uncertainties detailed in the section titled “Risk Factors.”

We make many of our forward-looking statements based on our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

-iv-

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

-v-

Summary of Risks Associated with Our Business

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” in this Annual Report on Form 10-K. Some of these principal risks include the following:

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

-vi-

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

-vii-

PART I

ITEM 1.	BUSINESS.

Unless the context requires otherwise, references to “Montauk,” the “Company,” “we,” “us” or “our” refer to Montauk Renewables, Inc. and its consolidated subsidiaries.

Overview

We are a renewable energy company specializing in the recovery and processing of biogas from landfills and other non-fossil fuel sources to beneficial use as a replacement to fossil fuels. We develop, own, and operate RNG projects, using proven technologies that supply renewable fuel into the transportation and electrical power sectors. We are one of the largest U.S. producers of RNG, having participated in the industry for over 30 years. We established our operating portfolio of 12 RNG and three Renewable Electricity projects through self-development, partnerships, and acquisitions that span six states and have grown our revenues from $33.8 million in 2014 to $205.6 million in 2022.

Corporate History

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

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Initial Promissory Note”) with MNK. MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000 to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). On February 22, 2021, the Company and MNK entered into an Amended and Restated Promissory Note (the “Amended Promissory Note”) to increase the principal amount of the loan to a total of $7,140, in the aggregate, on December 22, 2021 entered into the Second

Amended and Restated Loan Agreement and Secured Promissory Note (the “Second Amended Promissory Note”) to increase the principal amount of the loan to a total of $8,940, in the aggregate, and on December 22, 2022, entered into the First Amendment to the Second Amended Promissory Note, which extended the maturity date of the loan to June 30, 2023, each in accordance with the Company’s obligations set forth in the Transaction Implementation Agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021.

MNK was delisted from the JSE on January 26, 2021. The MNK Board of Directors and Shareholders held its annual general meeting in March 2023 and voted to take MNK private.

Products Sold

The revenues Montauk receives from selling renewable energy consist of two main components. The first component is revenues from the commodity value of the natural gas or electricity generated, which we sell through a variety of term-length agreements. The second component is from the Environmental Attributes derived from the production of RNG and Renewable Electricity.

Our current operating projects produce either RNG or Renewable Electricity by processing biogas from landfill sites or agricultural waste from livestock farms. Biogas is produced by microbes as they break down organic matter in the absence of oxygen (during a process called anaerobic digestion). Our two current sources of commercial scale biogas are LFG or ADG. We typically secure our biogas feedstock through long-term fuel supply agreements and property lease agreements with biogas site hosts. Once we secure long-term fuel supply rights, we design, build, own, and operate facilities that convert the biogas into RNG or use the processed biogas to produce Renewable Electricity. Once collected, biogas can be processed into pipeline-quality RNG or converted into electricity. The conversion facility is typically located on landfill property away from the active fill operations where additional waste is added to the landfill site. Because we are capturing waste methane and making use of a renewable source of energy, the RNG and Renewable Electricity we produce also generates valuable Environmental Attributes which we can monetize under federal and state renewable initiatives.

RNG

The RNG we process is pipeline-quality and can be used for transportation fuel when compressed (CNG) or liquefied (LNG). Virtually all of the RNG we produce is used as a transportation fuel because this market generally provides the most value for our RNG production. CNG has been the most common fuel used by fleets where medium-duty trucks are close to the fueling station, such as city fleets, local delivery trucks and waste haulers. Additionally, landfill gas (LFG) and gas from livestock digesters can be processed into pipeline-quality RNG by removing the majority of the non-methane components including carbon dioxide, water, sulfur, nitrogen, and other trace compounds.

RNG, like traditional natural gas, is traded nationally. Once in an interstate pipeline, RNG can be transported to vehicle fueling stations to be used as a transportation fuel, to utilities to generate power, or for use in generating fuel cell energy anywhere within the North American pipeline system. This flexibility enables us to capture value from the renewable attributes of biogas by delivering RNG to markets and customers that place a premium on renewable energy. Although RNG has the same chemical composition as natural gas from fossil sources, it has unique Environmental Attributes assigned to it through government incentive programs due to its origin from low-carbon, renewable sources, which we also monetize.

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

Renewable Electricity

Renewable electricity is generated using gas-fueled engines or turbine-driven electrical generators, which are designed to operate efficiently on medium-Btu gas. As such, electricity generation typically involves producing medium-Btu gas, which is then pumped into a generating facility. Electricity is a commodity that trades and is priced on a regional basis in and among regional control areas. Pricing for commodity-sold electricity can be based on day-ahead prices for scheduled deliveries or hourly, real-time prices for unscheduled deliveries. Prices vary across the country based on weather, load patterns and local power and transmission restrictions. The Renewable Electricity produced at our biogas-to-electricity projects is sold under long-term contracts to creditworthy counterparties, typically under a fixed price with escalators. The terms of these contracts range from 4 to 21 years, excluding renewal periods, with a weighted average remaining tenure of 13 years, based on 2022 electricity production.

Environmental Attributes

When used as a transportation fuel or to produce electricity, RNG can generate additional revenue streams through the generation and sale of Environmental Attributes under various programs, including the national renewable fuels standard and state-level California LCFS. The Environmental Attributes that we generate and sell are composed of RINs and LCFS credits, which are generated from the conversion of biogas to RNG that is used as a transportation fuel, as well as RECs generated from the conversion of biogas to Renewable Electricity. In addition to revenues generated from our product sales, we also generate revenues by providing various value-added services to certain of our biogas site partners. In 2022 and 2021, our projects generated approximately 8.1% and 11.0%, respectively, of all D3 RINs in the United States. During 2021, we entered into an agreement to sell a portion of our production as a renewable component of refinery fuel exports into the European Union’s Renewable Energy Directive from certain RNG production facilities that have achieved International Sustainability & Carbon Certification registration. This diversification strategy accounted for approximately 1.5% of the reduction in generation of D3 RINs in 2022. We continue to sell a portion of our production as a renewable component of refinery fuel exports.

Whenever possible, we seek to mitigate our exposure to commodity and Environmental Attribute pricing volatility. Through contractual arrangements with our site hosts and counterparties, we typically share pricing and production risks while retaining our ability to benefit from potential upside. A portion of the RNG volume we produce is sold under bundled fixed-price arrangements for the RNG and Environmental Attributes, some of which included a sharing arrangement where we benefit from prices above certain thresholds. For our remaining RNG projects, our partners may receive a cash payment instead of in-kind sharing arrangements where our partners receive the Environmental Attributes, thereby sharing in Environmental Attribute pricing risk.

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

RINs are saleable regulatory credits that represent a quantity of qualifying fuel and are used by refiners and importers to evidence compliance with their RFS obligations. Given that the RFS is a national program, the price of a RIN is the same anywhere in the United States. The RFS program originally contemplated 1.75 billion gallons of fuel from cellulosic biofuels by 2014, the use of which would be tracked through D3 RINs. However, cellulosic biofuel production grew slower than expected and prompted the EPA to expand the definition of biofuels that could qualify for D3 RINs to include fuels from cellulosic biogas, including biogas from landfills, livestock farms, and WRRFs. This significantly increased the quantity of D3 RINs produced, with production increasing to approximately 33 million net RINs in 2014 and approximately 660 million net RINs in 2022. In addition, given the historic shortage in supply of D3 RINs to meet blending requirements, the EPA allows obligated refiners to satisfy RFS compliance obligations for D3 RINs by either purchasing CWC plus D5 RINs or by purchasing D3 RINs. CWC prices were set annually and are typically published by the EPA each November. Historically, the value of a D3 RIN is therefore a derivative of the market price for D5 RINs and CWCs, which in turn, are inversely linked to the wholesale price of gasoline. In a December 1, 2022 proposed rule, EPA indicated that it will not be utilizing its cellulosic waiver authority to reduce cellulosic biofuel volume for 2023-2025, thus CWCs will not be available unless actual production is lower than the RVO. The EPA will have discretion to utilize the CWC. However, if production is equal to or higher than the RVO, the obligation will be met with only RINs and the CWC will be unnecessary.

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

Several states in the United States also have or are considering adopting this model. Oregon’s Clean Fuels Program, enacted in 2009 and implemented in 2016, operates using a credit system similar to the CA LCFS program. Washington’s Clean Fuel Standard was passed in 2021 and will be implemented in 2023 utilizing a similar credit system as Oregon and California. Similar to RINs, LCFS credits can be sold separately from the RNG fuel sold, allowing us to monetize LCFS credits for fuel produced and purchased outside of states that have LCFS programs.

RECs.

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

Strategic Overview

Our business strategy focuses on the following three areas that we believe present the greatest growth opportunities for the Company at this time.

•	Continued Expansion into Agricultural Feedstocks for RNG Production

•	Optimize Existing Assets and Project Portfolio and Opportunistically Develop New Projects

•	Valued-added Service Offerings

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

Pico Facility

We undertook an agricultural project when we closed on the acquisition of Pico, the anaerobic digester and two Jenbacher engines at the Bettencourt dairy farm in Jerome, Idaho in September 2018. The project sources manure from a dairy farm with up to approximately 18,500 milking cows. While Pico was initially a Renewable Electricity site, we brought an RNG facility at that location online in 2020. The facility sells transportation fuel into the California transportation market. The collection of the fuel supply is much easier at dairy farms than at landfills due to higher quality, more uniform feedstock, less volatility in inlet gas and biogas collection in a more controlled environment. During the second quarter of 2021, we amended our Pico feedstock agreement (“Pico Feedstock Amendment”). The amendment increased the amount of feedstock supplied to the facility for processing over a three-year period.

As part of our overall capacity expansion at the Pico facility, in 2021 and 2022, we undertook significant efforts to improve the performance of the existing digestion process at our Pico facility. We temporarily idled RNG production at this facility in order to clean out settled solids in the digester, replace the cover of the digester, and make various other efficiency improvements. The Pico facility resumed operations during the first quarter of 2022. The dairy began delivering the first and second increases in feedstock during the third quarter of 2022 and we have made two payments to the dairy as required in the Pico Feedstock Amendment. The improved efficiencies of our existing digestion process and the water management improvements have enabled us to process the increased feedstock volumes. We completed the design of the digestion capacity expansion project in the third quarter of 2022 and have begun incurring capital expenditures related to the construction of the project. We currently expect the dairy to begin delivering the final increase in feedstock volumes during 2024.

The improvement project has impacted the timeline for modeling Pico’s initial CI Score pathway model and subsequent auditing approval by CARB. During the fourth quarter of 2022, we learned through CARB that our dairy project CI Score Pathway will be subject to a public comment period. Due to this public comment period, we now currently expect to receive approval of our score during the first quarter of 2023. This public comment period follows the completion of the validation of the CI Score, which CARB finalized in the first quarter of 2023. We began to release gas from storage in the third quarter of 2022. We do not expect to recognize LCFS credit revenue on 2022 production until 2023 when we anticipate recognizing LCFS credit revenues during the first half of 2023 for all of 2022 production. Related to 2023 production, we expect to normalize the timing of LCFS credit revenue recognition, generally, six months after the month of production. We began releasing gas from storage during the third quarter of 2022 and recognized revenues from a portion of the RINs generated and currently expect to complete storage release during the third quarter of 2023. We committed RINs and recognized revenues from RINs generated in the fourth quarter of 2022. During the fourth quarter of 2022, CARB certified our temporary CI Score Pathway application for the third and fourth quarter of 2022. The approval of this temporary application will prevent us from not being able to generate LCFS credit revenue on 2022 production in 2023. We did not receive a temporary CI pathway in 2021 and were not able to generate LCFS credit revenue on 2021 production.

Montauk Ag Renewables

In the second quarter of 2021, through our wholly owned subsidiary, Montauk Ag Renewables, we completed the 2021 asset purchase related to developing technology to recover residual natural resources from waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes to produce high quality renewable natural gas, bio-oil and biochar (the “Montauk Ag Renewables Acquisition”). The assets acquired include real property, intellectual property, mobile equipment, and other equipment related to operating the business and real property of an approximate 9.35 acre parcel in Magnolia, North Carolina. We subsequently closed on a transaction to acquire approximately 146 acres and an approximately 500,000 square foot existing structure in Turkey, North Carolina where we plan to consolidate and expand the production processes purchased in the Montauk Ag Renewables Acquisition.

We continue to work with our engineer of record through the optimization of improvements to the now patented reactor technology. We have relocated certain assets from Magnolia, NC to Turkey, NC and have recorded an impairment of approximately $1,393 related to assets which will no longer be used in the production process. However, we have not completed our improvements and have not yet reached commercial operations at the Turkey location.

While these project developments continue, we continue to engage with regulatory agencies in North Carolina related to the resulting power generation derived from swine waste to confirm its eligibility for Renewable Energy Credits under North Carolina’s Renewable Energy Portfolio Standards in anticipation of commercial production. Accordingly, we requested that our Turkey location be approved to participate in the Piedmont Natural Gas Renewable Gas Pilot Program which is a step towards obtaining the New Renewable Energy Facility (“NREF”) designation under the North Carolina Utilities Commission. Due to our consolidation of production at the Turkey, NC location and based on our current expectations related to commercial operations, we have paused our registration process to obtain NREF status for the Turkey, NC location. Our Turkey, NC location has been accepted into the Piedmont Natural Gas Renewable Gas Pilot Program.

We are at the beginning stages of developing the opportunities associated with Montauk Ag Renewables and can give no assurances that our plans related to this acquisition will meet our expectations. We continue to design and plan for the development of the facility to be used for commercial production. We do not currently expect commercial production to commence until 2024 based on the current development timeline. We intend to contract with additional farms to secure feedstock sources, as we commission commercial production and increase our production capabilities, which we anticipate will secure additional feedstock for future production processes.

Other Opportunities

Other industries that present opportunities of scale for biogas conversion include swine farms and WRRFs. Like dairy farms, biogas production from swine farms is a nascent biogas industry, with less than 1% of swine farms with biogas processing capabilities. Additionally, roughly 23% of WRRFs have biogas processing facilities, however, most process biogas for electricity production creating additional opportunities for acquisition and conversion to RNG facilities. As with LFG and dairy farms, biogas from both swine farms and WRRFs qualify for D3 RINs under the RFS program. We believe our demonstrated versatility to operate processing facilities using multiple fuel supply sources will give us a competitive advantage in these markets relative to other new entrants who have only demonstrated capabilities with one fuel supply source. The drive toward voluntary and most likely regulatory-required organic waste diversion from landfills is of particular interest as we leverage our current experience base. As our biogas processing technology continues to improve and the required energy intensity of the RNG and Renewable Electricity production process is reduced, we expect that we will be able to enter new markets for our products.

Optimize Existing Assets and Project Portfolio and Opportunistically Develop New Projects

Expanding Operations at Existing Project Sites. We monitor biogas supply availability across our portfolio and seek to maximize production at existing projects by expanding operations when economically feasible. Most of our landfill locations continue to accept waste deliveries and the available LFG at these sites is expected to increase over time, which we expect to support expanded production. In 2022, this has allowed us to maintain average production availability of approximately 90% at our RNG projects and 85% at our Renewable Electricity projects.

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

We also experience organic growth in production at our existing projects as a result of increases in biogas supply at our projects and on-going optimization initiatives. We size our projects to account for this increase in the biogas supply curve over time. For example, at many of our newer projects, such as Apex and Galveston, we expect gradual increases in production as those landfill sites continue to grow. Additionally, many of our capacity expansion efforts to date, such as those at McCarty, Rumpke, and Pico, have helped to optimize our project capacity to take advantage of excess biogas at older landfills that are still open and growing. Not only have our projects achieved an initial increase in production following the capacity expansion project, but we also expect to see continued gradual increases in production over time.

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

Opportunistic Development of New RNG Projects. We apply a financially disciplined model toward new project development that considers the relative risk of a given project and associated feedstock costs, offtake contracts and any other related Environmental Attributes that can be monetized. We are currently evaluating two project expansion opportunities at existing project sites. We regularly analyze potential new projects that are at various stages of negotiation, engineering design and financial review. The potential projects typically include a mix of new project sites and strategic acquisitions. Currently, no new potential projects are subject to definitive agreements and each potential opportunity is subject to competitive market conditions.

Developing LFG to Renewable Electricity Projects. Included within the proposed Renewable Fuel Standard for 2023, 2024 and 2025 issued by the EPA on December 1, 2023 included volumes of eRINs to be generated from renewable electricity and used as transportation fuel. The proposed eRIN volume obligations are 600 million and 1,200 million for 2024 and 2025, respectively. With the release of the proposed eRIN volumes, we are expanding the potential new projects we analyze to include site from which we would generate renewable electricity. This evaluation of potential new renewable electricity projects would be reviewed with the same financially disciplined model we use to evaluate new RNG projects.

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

Our Current Operating Portfolio

We currently own and operate 15 projects, 12 of which are RNG projects and three of which are Renewable Electricity projects. We are currently in the process of expanding two RNG project from LFG. We are also working on other projects which will repurpose equipment from existing biogas facilities for use at new project sites. The below graphic does not include the Montauk Ag project, which is currently under development.

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
(3)

All of our landfill sites are accepting waste except our Shade site. Our Shade site is closed to accepting new waste, but is currently expected to continue to generate a commercial level of RNG for an additional ten years. Our operating RNG projects have an average expected remaining useful life of approximately 18 years.

We have a long history of operating our projects with partners, with our oldest relationship going back nearly 50 years. On average, we have had an approximate 20-year history with our current project site owners. As of December 31, 2022, our operating RNG projects have an average expected remaining useful life of approximately 18 years and our operating Renewable Electricity projects have an average expected remaining useful life of approximately 26 years, including renewal periods.

Approximately 78% of our 2022 RNG production has been monetized under fuel supply agreements with expiration dates more than 15 years from December 31, 2022. Approximately 95% of our 2022 Renewable Electricity production has been monetized under fuel supply agreements with expiration dates more than 15 years from December 31, 2022. Concurrent with our fuel supply agreements, we typically enter into property leases with our project hosts, which govern access rights, permitted activities, easements and other property rights. We own all equipment and facilities on each leased property, other than equipment provided by utility companies providing services on-site. Lease termination typically requires the restoration of the leased area to its original condition. We have successfully ended leases on four facilities and completed associated restoration activities, and are currently completing restoration of two other facilities.

Our RNG projects currently utilize three of the four proven commercial technologies available to process raw biogas into RNG, including: pressure swing absorption (“PSA”), Membrane Filtration and solvent scrubbing. We are capable of working with virtually all available biogas processing technologies at our sites. We attend industry conferences and maintain an ongoing dialogue with key equipment providers to ensure we stay informed of the latest technology that could be deployed at our current and future facilities.

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

RNG Projects

We currently own and operate 12 RNG projects across four states: Ohio (two), Pennsylvania (five), Texas (four) and Idaho (one) which, in the aggregate, have a total design capacity of approximately 33,850 MMBtu/day. This does not include the Montauk Ag Renewables project in North Carolina, which is not yet operational.

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

Renewable Electricity Projects

We currently own and operate the following three Renewable Electricity projects in California, Oklahoma, and Texas which, in the aggregate, have a total design capacity of approximately 30.2 MW. During 2022, our Renewable Electricity projects collectively produced 190,000 MWh. Our Renewable Electricity projects utilize reciprocating engine generator sets to generate electricity at landfills.

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

Fuel Supply Agreement Summary

RNG Projects

Fuel Supply Agreement Expiration Dates	Current Sites as of December 31, 2022	% of 2022 Total RNG Production
Within 0-5 years	3	6.6%
Between 6-15 years	1	15.2%
Greater than 15 years	8	78.2%

Renewable Electricity Projects

Fuel Supply Agreement Expiration Dates	Current Sites as of December 31, 2022	% of 2022 Total Renewable Electricity Production
Within 0-5 years	1	5.5%
Between 6-15 years	0	0%
Greater than 15 years(1)	2	94.5%

(1)	Our Pico project continues to generate both RNG and Renewable Electricity and is accounted for above in the RNG Projects summary.

Customers

Our customers for RNG and RINs typically include large, long-term owner-operators of landfills and livestock farms, local utilities, and large refiners in the natural gas and refining sectors. Royalty structures included in our agreements, as well as the large size of our counterparties, limit their credit risk. ExxonMobil and Valero each represented approximately 32.0% and 17.0%, respectively, of our operating revenues in 2022 from the sale of Environmental Attributes. We sell RINs to numerous RIN off-take parties and our largest RIN off-taker as a percentage of revenue can vary year to year given the short-term nature of these contracts. In addition to revenues from sales of RNG and RINs, we also share a portion of our Environmental Attributes with our pathway providers as in-kind consideration for the counterparty using our RNG as a transportation fuel.

Our customers for electricity typically include investor-owned and municipal electricity utilities. For the sale of Renewable Electricity and RECs, the City of Anaheim represented approximately 7.6% of our operating revenues in 2022. These sales occurred under a PPA between us and the City of Anaheim, in which electricity and RECs are sold at fixed prices. In 2022, we converted 100% of the monetization of our Renewable Electricity production and Environmental Attributes under fixed-price agreements. For our electricity sales, all of our customers with whom we have off-take agreements are investment-grade entities with low credit risk.

No other single customer represented more than 10% of our total 2022 operating revenues.

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

We are aware of several competitors in the United States that have a similar business model to our own, including Archaea Energy (acquired by bp in 2022), Morrow Renewables, Opal Fuels, U.S. Gain, Brightmark, and AMP Energy, as well as companies with biogas-to-energy facilities as a segment or subsidiary of their operations, including DTE and Ameresco. In addition, certain landfill operators, such as Waste Management, have also chosen to selectively pursue biogas conversion projects at their sites. Finally, Republic has entered into a joint venture with Archaea Energy to develop certain of its LFG locations.

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

All of our current Renewable Electricity projects are QFs. As a result, the facilities are exempt from rate regulation under Sections 205 and 206 of the Federal Power Act. We are required to document the QF status of each of our facilities in applications or self-certifications filed with FERC, which typically require disclosure of upstream facility ownership, fuel and size characteristics, power sales, interconnection matters, and related technical disclosures. Failure to maintain QF status may subject the project to additional regulatory requirements and may require the payment of refunds to customers and other costs or penalties.

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

Our RNG projects are also subject to state renewable fuel standard regulations. The CA LCFS program requires producers of petroleum-based fuels to reduce the CI of their products, beginning with a quarter of a percent in 2011, a 10% total reduction in 2020, and a 20% total reduction in 2030. Petroleum importers, refiners and wholesalers can either develop their own low-carbon fuel products, or buy CA LCFS credits from other companies that develop and sell low-carbon alternative fuels, such as biofuels, electricity, natural gas or hydrogen. We are subject to a qualification process similar to that for RINs, including verification of CI levels and other requirements, currently exists for CA LCFS credits.

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

The operation of our business may expose us to certain liabilities and compliance costs related to environmental matters. These liabilities or compliance costs did not have a material effect on our capital expenditures or competitive position for fiscal 2022, nor do we expect them to have a material effect in the future. We believe we are in material compliance with all environmental regulations applicable to our operations.

Inflation Reduction Act. The Inflation Reduction Act will be administered by multiple federal agencies including EPA, U.S. Department of Energy and the Internal Revenue Service of the U.S. Department of the

Treasury. The goals of the Inflation Reduction Act include incentivizing the development and production of renewable energy. We cannot speculate on exactly how the Inflation Reduction Act will be implemented; however, the Act does contain numerus incentives for the production of clean energy which may impact our products.

Employees and Human Capital Resources

Employee Profile

We employed 137 people on December 31, 2022, located in California, Idaho, Ohio, Oklahoma, Pennsylvania, North Carolina and Texas. Our employee population is comprised of a mix of field operations personnel and office-based professionals. As of December 31, 2022, none of our employees were represented by a collective bargaining unit or labor union. We consider our employee relations to be good across our organization.

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

Our recordable cases and total recordable incident rate (“TRIR”), excluding COVID-19 related incidents, was 3.00 in 2022, above the 2021 national average of 2.7 TRIR for all industries. We continue to focus on practices and measures to lower our TRIR.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements and license agreements to protect our intellectual property. We acquired certain technology associated with the Montauk Ag Renewables Acquisition for which we received a patent during 2021 with a term of 20 years. In 2022, we filed a provisional patent application pertaining to a combustion-based oxygen removal condensate neutralization technology we developed. The provisional patent covers a new low pH neutralization technology designed to mitigate unfavorable pH condensate that is produced when wastewater is removed from the biogas conversion process. While we hold patents related to our business, we do not view our patents to be material to our total business.

Segments and Geographic Information

We have two operating segments: Renewable Natural Gas and Renewable Electricity Generation. While our corporate entity is not an operating segment, we discretely disclose corporate entity revenues for purposes of reconciliation of the Company’s consolidated financial statements. For information regarding revenues and other information regarding our results of operations for each of our last two financial years, please refer to our financial statements included in this report and within “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Corporate Information

Montauk Renewables, Inc. is incorporated in the State of Delaware. Our principal executive offices are located at 5313 Campbells Run Road, Suite 200, Pittsburgh, PA 15205. Our telephone number is (412) 747-8700.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As an emerging growth company, we may take advantage of certain reduced reporting requirements that are otherwise applicable generally to public companies. We currently intend to take advantage of several of these reduced reporting requirements, including the extended transition periods for complying with new or revised accounting standards. See “Item 1A. Risk Factors—Emerging Growth Company Risks” for certain risks related to our status as an emerging growth company.

We are a “controlled company” within the meaning of the Nasdaq Stock Market LLC (“Nasdaq”) corporate governance standards. Certain stockholders, which are affiliates of two of our directors, Mr. John A. Copelyn and Theventheran G. Govender, own approximately 52.3% of our common stock and have entered into a Consortium Agreement (the “Consortium Agreement”) whereby the parties thereto will agree to act in concert with respect to voting our common stock, including in the election of directors, among other matters. As a controlled company, we may elect not to comply with certain Nasdaq corporate governance standards. See “Item 1A. Risk Factors—Common Stock Risks” for certain risks related to our status as a controlled company.

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

Information About Our Executive Officers

Below is a list of the names, ages, and positions of our executive officers, and a brief summary of the business experience of our executive officers (ages as of March 16, 2023).

Name	Age	Position
Sean F. McClain	48	President and Chief Executive Officer, Director
Kevin A. Van Asdalan	45	Chief Financial Officer and Treasurer
James A. Shaw	51	Vice President of Operations
Scott Hill	56	Vice President of Business Development
John Ciroli	52	Chief Legal Officer and Secretary
Sharon Frank	66	Vice President of Environmental, Health and Safety

Sean F. McClain. Mr. McClain has served as our President and Chief Executive Officer and a member of our Board of Directors (the “Board”) since January 4, 2021. He previously served as a member of the Board of Directors of MNK from August 2014 until March 2023 and as its President and Chief Executive Officer since September 2019. Mr. McClain resigned as a member of the Board of Directors of MNK at the MNK March 2023 annual general meeting. Mr. McClain served as MNK’s Chief Financial Officer from August 2014 until September 2019 and as the Chief Financial Officer of Montauk Energy Holdings (“MEH”) from April 2011 until August 2014. Prior to joining MNK and its affiliates, he held various management positions with BPL Global Limited, Bayer A.G. and Dick’s Sporting Goods, Inc. and was in public accounting at Arthur Andersen LLP. He has over 25 years of business and financial management experience. He is a Certified Public Accountant.

Kevin A. Van Asdalan. Mr. Van Asdalan has served as our Chief Financial Officer and Treasurer since January 4, 2021. He previously served as a member of the Board of Directors of MNK from September 2019 to March 2023, and as Chief Financial Officer of MEH. Mr. Van Asdalan resigned as a member of the Board of Directors of MNK at the MNK March 2023 annual general meeting. Prior to that time, he was Controller of MEH from March 2018 to September 2019. Prior to joining MEH, Mr. Van Asdalan served as Controller, Construction Products, Controller, Tubular Products, and Manager of External Financial Reporting at the L.B. Foster Company, a manufacturer and distributor of products and provider of service for transportation and energy infrastructure (“L.B. Foster”), from July 2011 to March 2018. Prior to L.B. Foster, Mr. Van Asdalan held senior associate positions at PricewaterhouseCoopers LLP and Sisterson & Co LLP, both accounting firms. He has 20 years of business and financial management experience including accounting, financial reporting, corporate compliance and acquisitions. He is a Certified Public Accountant and Chartered Global Management Accountant.

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

John Ciroli. Mr. Ciroli has served as our Chief Legal Officer since January 2023 and previously served as Vice President, General Counsel and Secretary since January 4, 2021. He has also served as MNK’s Vice President General Counsel and Corporate Secretary since July 2020. From July 2016 to July 2020, Mr. Ciroli was the North American Counsel and HR Manager for the North American subsidiaries of FAAC Group, a company that designs, builds and markets reliable solutions for pedestrian and vehicle needs, representing all the entities in their American and Canadian portfolio. From 2014 to July 2016, Mr. Ciroli was a Senior Litigation Counsel with the Housing Authority of the City of Pittsburgh. Mr. Ciroli has over 23 years of experience representing and advising domestic and international corporations and government entities in the areas of contracts, mergers and acquisitions, litigation, employment and governmental procurement and regulatory affairs. He was also a professor for Concord Law School, now Purdue Global, in the areas of Contracts, Constitutional Law, Torts and Evidence and is a member of the Pennsylvania State Bar and the bar of the U.S. Supreme Court.

Sharon Frank. Ms. Frank has worked at the Company since 2007 and has served as our Vice President of Environmental, Health and Safety since October 2021. Ms. Frank previously served as Director of Environmental, Health and Safety from April 2020 until October 2021. Prior to that, Ms. Frank, served as Manager of Environmental Compliance from June 2007 until April 2020. Prior to joining the Company, Ms. Frank was Manager, Environmental Affairs for Duquesne Light Company’s unregulated business group from 2000 to 2007. Ms. Frank has over 30 years of regulatory and environmental compliance experience.

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

Landfills contain organic material whose decomposition causes the generation of gas consisting primarily of methane, which our RNG projects use to generate power or renewable natural gas, and carbon dioxide. The estimation of landfill gas production volume is an inexact process and dependent on many site-specific conditions, including the estimated annual waste volume, composition of waste, regional climate and the capacity and construction of the landfill. Production levels are subject to a number of additional risks, including a failure or wearing out of our or our landfill operators’, customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply or quality of the project’s source of biogas and faster than expected diminishment of such biogas supply; or volume disruption in our fuel supply collection system. Any extended interruption and/or volume disruption in the project’s operation, or failure of the project for any reason to generate the expected amount of output, could adversely affect our business and operating results. In addition, we have in the past, and may in the future, incur material asset impairment charges if any of our renewable energy projects incurs operational issues that indicate our expected future cash flows from the project are less than the project’s carrying value. Any such impairment charge could adversely affect our operating results in the period in which the charge is recorded.

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

A substantial portion of our revenues are generated from five project sites. For the years ended December 31, 2022 and 2021, excluding the effect of derivative instruments, approximately 72.4% and 76.3%, respectively, of operating revenues were derived from these locations. During 2022, RNG production at our McCarty, Rumpke, Atascocita and Apex facilities accounted for approximately 17.5%, 21.6%, 21.6%, and 10.2% of our RNG revenues, respectively, and 15.2%, 26.3%, 18.6%, and 9.5% of the RNG we produced during 2022, respectively. During 2022, Renewable Electricity production at our Bowerman Power LFG, LLC (“Bowerman”) facility accounted for approximately 90.5% of our Renewable Electricity Generation revenues and 82.3% of the Renewable Electricity we produced during 2022. A lengthy interruption of production or transmission of renewable energy from one or more of these projects, as a result of a severe weather event, failure or degradation of our or a landfill operator’s equipment or interconnection transmission problems could have a disproportionate effect on our revenues and cash flow as further described below.

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

Additionally, California wildfires, which occurred in October of 2020, forced our Bowerman facility to temporarily shut down and caused limited damage to our facility and equipment. Production was reduced by approximately 38% at the Bowerman facility during the fourth quarter of 2020 as compared to the fourth quarter of 2019. While production resumed in November 2020, our first quarter of 2021 revenues related to the Bowerman facility were approximately 18.9% lower than the prior year period, related in part to these wildfires.

Our projects are not able to insure against all potential risks and may become subject to higher insurance premiums.

Our projects are exposed to the risks inherent in the construction and operation of renewable energy projects, such as breakdowns, manufacturing defects, extreme weather, natural disasters, terrorist attacks and sabotage. We are also exposed to environmental risks.

We have insurance policies covering certain risks associated with our business. Our insurance policies do not, however, cover all losses, including, in some situations, those as a result of force majeure, which is generally defined as events that are beyond the control of the parties. For example, we did not receive any insurance recovery from the shutdowns in Houston in February 2021 due to the extreme cold or from the Bowerman shutdown in October 2020 due to wildfires. Even if insurance policies for some of our projects cover losses as a result of certain types of force majeure events, such coverage is subject to important limitations. Furthermore, insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Insurance coverage is not always available on commercially reasonable terms (if at all) and is often capped at predetermined limits. In addition, our insurance policies are subject to annual review by our insurers and may not be renewed on similar or favorable terms or at all. A serious uninsured loss or a loss significantly exceeding the limits of our insurance policies could adversely affect our business, financial condition and results of operations.

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

Our success depends, in part, on technological innovation to stay ahead of market competitors.

Our success will depend on our ability to create and maintain a competitive position in the renewable energy industry. Other than the patented technology acquired through the Montauk Ag Renewables Acquisition, we do not have any exclusive rights to any of the technologies that we utilize, and our competitors may currently use and may be planning to use identical, similar or superior technologies. While significant to the development associated with our emerging North Carolina Montauk Ag Renewables business, we do not currently consider the patented technology material to the total business. In addition, the technologies that we use may be rendered obsolete or uneconomical by technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others.

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

•

operating risks and the effect of disruptions on our business, weather conditions, catastrophic events such as fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events on us, our customers, suppliers, distributors and subcontractors;

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

The acquisition, financing, construction and development of new projects involves numerous risks, including:

•	difficulties in identifying, obtaining and permitting suitable sites for new projects;

•	failure to obtain all necessary rights to land access and use;

•	assumptions with respect to the cost and schedule for completing construction;

•	assumptions with respect to the biogas potential, including quality, volume, and asset life, for new projects;

•	the ability to obtain financing for a project on acceptable terms or at all;

•	delays in deliveries or increases in the prices of equipment;

•	permitting and other regulatory issues, license revocation and changes in legal requirements;

•	increases in the cost of labor, labor disputes and work stoppages;

•	failure to receive quality and timely performance of third-party services;

•	unforeseen engineering and environmental problems;

•	cost overruns;

•	accidents involving personal injury or the loss of life; and

•	weather conditions, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events.

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

Our agreements contain complex price adjustments, calculations and other terms based on gas price indices and other metrics, the interpretation of which could result in disputes with counterparties that could affect our results of operations and customer relationships.

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

The development, design and construction process for our renewable energy projects generally lasts from 18 to 36 months, on average. We frequently receive requests for proposals from potential site hosts as part of their consideration of alternatives for their proposed projects. Prior to responding to an RFP, we typically conduct a preliminary audit of the site host’s needs and assess whether the site is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as the necessary permits to develop a project on that site. If we are awarded a project, we then perform a more detailed review of the site’s facilities, which serves as the basis for the final specifications of the project. Finally, we negotiate and execute a contract with the site host. This extended development process requires the dedication of significant time and resources from our sales and management personnel, with no certainty of success or recovery of our expenses. A potential site host may go through the entire sales process and not accept our proposal. Further, upon commencement of operations, it typically takes 12 months or longer for the project to ramp up to our expected production level. All of these factors, and in particular, increased spending that is not offset by increased revenues, can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

We plan to expand our business in part through developing RNG recovery projects at landfills and livestock farms, but we may not be able to identify suitable locations or complete development of new projects.

Historically, development of new RNG projects at landfills and livestock farms has been a significant part of our growth strategy. We plan to continue to develop new RNG projects at landfills and livestock farms to expand our project skillsets and capabilities, expand and complement our existing geographic markets, add experienced management and increase our product offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable landfills and livestock farms on which to develop projects, reach agreements with landfill or livestock farm owners to develop RNG projects on acceptable terms or arrange required financing for new projects on acceptable terms. While the EPA has identified an additional 470 landfills as candidates for biogas projects, based on our industry experience and technical knowledge and analysis, after evaluating their currently available LFG collection systems and potential production capacities, we believe that approximately 38 of these sites produce sufficient quantities of LFG to support commercial-scale projects, with 25 of the approximately 38 sites being operated by Waste Management or Republic Waste, with whom we would need to negotiate with to secure sufficient LFG rights to support an RNG project. In the future, additional candidate landfills may become economically viable as their growth increases LFG production and requires installation of LFG collection systems. However, the time and effort involved in attempting to identify suitable sites and development of new projects may divert members of our management from our operations.

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

We expect future acquisitions of companies, purchases of assets and other strategic relationships to be an important part of our growth strategy. We plan to use acquisitions to expand our capabilities, expand our geographic markets, add experienced management and add to our project portfolio. However, we may not be able to identify suitable acquisition or investment candidates, reach agreements with acquisition targets on acceptable terms or arrange for any required financing for an acquisition on acceptable terms, any of which would materially impact our present strategy. While we perform due diligence on prospective acquisitions, we may not be able to discover all potential operational deficiencies in such projects. Further, if we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including:

•	the purchase prices we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;

•	we may find that the acquired companies or assets do not improve our customer offerings or market position as planned;

•	we may have difficulty integrating the operations and personnel of the acquired companies;

•	key personnel and customers of the acquired companies may terminate their relationships with the acquired companies as a result of or following the acquisition;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•	we may experience delays in construction and development or regulatory approvals impacting, among other projects, the Pico, Apex or Montauk Ag development cycle;

•	we may incur additional costs and expenses related to inflation and complying with additional laws, rules or regulations in new jurisdictions;

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

The operations and financial performance of projects in the renewable energy sectors may be affected by the prices of energy commodities, such as natural gas, wholesale electricity and other energy-related products. For example, the price of renewable energy resources changes in relation to the market prices of natural gas and electricity. The market price for natural gas is sensitive to cyclical demand and capacity supply, changes in weather patterns, natural gas storage levels, natural gas production levels, general economic and geopolitical conditions (including the current conflict in Ukraine) and the volume of natural gas imports and exports. The market price of electricity is sensitive to cyclical changes in demand and capacity supply, and in the economy and geopolitical conditions (including the current conflict in Ukraine), as well as to regulatory trends and developments impacting electricity market rules and pricing, transmission development and investment to power markets within the United States and in other jurisdictions through interconnects and other external factors outside of the control of renewable energy power-producing projects. Volatility of commodity prices also creates volatility in the prices of Environmental Attributes, which are inversely related to the wholesale price of unleaded gasoline. In addition, volatility of commodity prices, such as the market price of gas and electricity, may also make it more difficult for us to raise any additional capital for our renewable energy projects that may be necessary to operate, to the extent that market participants perceive that a project’s performance may be tied directly or indirectly to commodity prices. Accordingly, the potential revenues and cash flows of these projects may be volatile and adversely affect the value of our investments.

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

Volatility of commodity prices creates volatility in the price of Environmental Attributes. The value of RINs is inversely proportionate to the wholesale price of unleaded gasoline. Further, the production of RINs significantly in excess of the RVOs set by the EPA for a calendar year could adversely affect the market price of RINs, particularly towards the end of the year, if refiners and other RFS obligated parties have satisfied their RVOs for the year. A significant decline in the price of RINs and price of LCFS credits for a prolonged period could adversely affect our business, financial condition and results of operations, and could require us to take an impairment charge relating to one or more of our projects.

We are exposed to the risk of failing to meet our contractual commitments to sell RINs from our production.

We may sell forward a portion of our RINs under contracts to fix the revenues from such attributes for financing purposes or to manage our risk against future declines in prices of such Environmental Attributes. If our RNG projects do not generate the amount of RINs sold under such forward contracts we may be required to make up the shortfall of RINs under such forward contracts through purchases on the open market or of the payment of liquidated damages. Forward selling our RINs could result in realized prices monetized in a year which do not correspond directly to index prices.

The failure of our hedge counterparties or significant customers to meet their obligations to us may adversely affect our financial results.

To the extent we hedge our RNG revenues, our hedging transactions expose us to the risk that a counterparty fails to perform under a derivative contract. Volatility in the market index to which we hedge our RNG revenues could expose us to variability in our commodity based revenues. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and we may not be able to realize the benefit of the derivative contract. Any default by the counterparty to these derivative contracts could adversely affect our business, financial condition and results of operations.

We also face credit risk because we sell our RNG to a limited number of significant customers who do not post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Regulatory Risks

The reduction or elimination of governmental economic incentives for renewable energy projects or other related policies could adversely affect our business, financial condition and results of operation.

We depend, in part, on Environmental Attributes, which are federal, state and local government incentives in the United States, provided in the form of RINs, RECs, LCFS credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy. RINs are created through the RFS program administered by the EPA, which requires transportation fuel sold in the United States to contain a minimum volume of renewable fuel and has historically permitted refineries and importers of transportation fuel to satisfy their RVOs by purchasing either (i) D5 RINs and cellulosic waiver credits (“CWCs”) or (ii) D3 RINs. In a December 1, 2022 proposed rule, EPA proposed to not utilize its cellulosic waiver authority for the years 2023-2025. However, if actual production is lower than the RVO, the EPA will have discretion to utilize CWC. RECs are created through state law requirements for utilities to purchase a portion of their energy from renewable energy sources. 70% and 62% of our operating revenues for 2022 and 2021, respectively, were generated from the sale of Environmental Attributes. These government economic incentives could be reduced or eliminated altogether, or the categories of renewable energy qualifying for such government economic incentives could be changed. These renewable energy program incentives are subject to regulatory oversight and could be administratively or legislatively changed in a manner that could adversely affect our operations. Further, the generation of LCFS credits on our dairy farm project is expected to increase the percentage of our revenues generated from Environmental Attributes. Reductions in, changes to, or eliminations or expirations of governmental incentives could result in decreased demand for, and lower revenues from, our projects. Changes in the level or structure of the RPS of a state for electricity could also result in a decline in our revenues or decreased demand for, and lower revenues from, our electricity projects.

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

New laws, changes to existing laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our plants. Present and future environmental laws and regulations, and interpretations of those laws and regulations, applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition. In January 2021, President Biden issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies and to address climate change. The federal agencies review of previous agency actions remain ongoing. In January 2021, President Biden also issued an executive order solely targeting climate change. Pursuant to these executive orders, on February 19, 2021 the United States formally rejoined the Paris Climate Agreement, an international treaty that provides for the cutting of carbon emissions every five years, beginning in 2023. In August 2022, President Biden signed into law the Inflation Reduction Act, which includes incentives for development and production of renewable energy. These incentives include grants, loan guaranties, development funding, investment tax credits, and production tax credits. At this time, we cannot predict the outcome of any of these executive actions on our operations.

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

In addition, in June 2019, the EPA issued the final Affordable Clean Energy (“ACE”) rule and repealed the Clean Power Plan (the “CPP”), which had previously established standards to limit carbon dioxide emissions from existing fossil-fueled power generation facilities. Under the ACE rule, emissions from electric utility generation facilities would be regulated only through the use of various “inside the fence” or onsite efficiency improvements and emission control technologies. In contrast, the CPP allowed facility owners to reduce emissions with “outside the fence” measures, including those associated with renewable energy projects. On January 19, 2021, the United States Court of Appeals for the D.C. Circuit vacated the ACE rule and remanded the rule back to EPA for reconsideration of the “best system of emission reduction.” On February 22, 2021, the

D.C. Circuit subsequently issued an order allowing EPA to promulgate new standards in lieu of reviving the CPP. In June 2022, the U.S. Supreme Court reversed the D.C. Circuit’s decision on the Affordable Clean Energy rule and remanded the case back to the D.C. Circuit. The U.S. Supreme Court restricted the EPA’s authority to regulate GHG from existing power plants under Section 111(d). The U.S. Supreme Court concluded that Congress did not grant the EPA authority under the CAA to demand generation-shifting to achieve reduction of GHG emissions, but the court did not hold that the EPA is limited in future rulemakings to just the heat-rate improvements that made up the ACE rule. We are unable to predict the future course of the litigation on remand, nor the direction that the EPA may take in the future to regulate GHG emissions from existing fossil fuel-fired generation facilities. On August 16, 2022, President Biden signed into law the Inflation Reduction Act, which includes an amendment to the CAA defining GHGs as air pollutants. On September 8, 2022, the EPA announced the opening of a non-rulemaking docket for public comments on the EPA’s efforts to reduce GHG emissions from existing fossil-fuel fired electric generating units. Comments may be submitted to the EPA until March 27, 2023. The impact of the disposition of this litigation or a new rule regulating GHG emissions on our operations is unclear.

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

The market for renewable energy is influenced by U.S. federal, state and local government regulations and policies concerning renewable energy. These regulations and policies are continuously being modified, which could result in a significant future reduction in the potential demand for renewable energy, including RINs, RECs and LCFS credits, renewable energy project development and investments. Renewable Fuel Standards for 2023 through 2025 remain subject to finalization. Any new government regulations applicable to our renewable energy projects or markets for renewable energy may result in significant additional expenses or related development costs and, as a result, could cause a significant reduction in demand for our renewable energy. For additional information on regulatory developments, see “Item 7A.—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Key Trends—Regulatory, Environmental and Social Trends.”

In order to benefit from RINs and LCFS credits, our RNG projects are required to be registered and are subject to regulatory audit.

We are required to register an RNG project with the EPA and relevant state regulatory agencies. Further, we qualify our RINs through a voluntary Quality Assurance Plan, which typically takes from three to five months from first injection of RNG into the commercial pipeline system. Although no similar qualification process currently exists for LCFS credits, we expect such a process to be implemented and would expect to seek qualification on a state-by-state basis under such future programs. Changes to the LCFS program require annual verification of the CI score assigned to a project. Annual verification could significantly affect the profitability of a project, particularly in the case of a livestock farm project. Delays in obtaining registration, RIN qualification, and any future LCFS credit qualification, or CI rescoring through CARB annual audits, of a new project could delay future revenues from the project and could adversely affect our cash flow. Further, we typically make a large investment in the project prior to receiving the regulatory approval and RIN qualification. By registering each RNG project with the EPA’s voluntary Quality Assurance Plan, we are subject to quarterly third-party audits and semi-annual on-site visits of our projects to validate generated RINs and overall compliance with the RFS program. We are also subject to a separate third party’s annual attestation review. The Quality Assurance Plan provides a process for RIN owners to follow, for an affirmative defense to civil liability, if used or transferred Quality Assurance Plan verified RINs were invalidly generated. A project’s failure to comply could result in remedial action by the EPA, including penalties, fines, retirement of RINs, or termination of the project’s registration, any of which could adversely affect our business, financial condition and results of operations. For additional information on recent developments in this area, including the Pico facility’s CI score, see “Item 7A.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends—Regulatory, Environmental and Social Trends.”

Our business is subject to the risk of extreme or changing weather patterns.

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

Our business is subject to risks arising out of climate change, which could result in increased operating costs.

Numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs and eliminate future GHG emissions. Governmental and public concern arising from GHG emissions has resulted in increasing regulatory, political, financial and litigation risks in the United States and globally that target predominantly fossil fuel-related energy entities or their operations, which may have indirect effects on other companies or industries, including the renewable energy industry.

In the United States, no comprehensive federal climate change legislation has been implemented. The EPA has adopted rules that, among other things, establish permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from specified sources in the U.S., implement standards reducing emissions of methane, a form of GHG, from specified oil and gas sectors, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. While these rules largely do not directly impact our operations, they do represent a concerted effort at the federal level to reduce emissions of GHGs in an effort to mitigate adverse effects associated with climate change, which could in turn result in increased demand for renewable energy.

Additionally, in August 2022 the Inflation Reduction Act of 2022 was signed into law, which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities in the oil and natural gas sector. The emissions fee and renewable and low carbon energy funding provisions of the law could accelerate the transition away from fossil fuels, which could in turn have an indirect adverse effect on our business and results of operations. Under the Biden Administration, it is anticipated that efforts by the EPA or other federal agencies to restrict GHG emissions will continue. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. As a result, there exists the possibility of executive orders being issued or federal legislation or regulatory initiatives being adopted that could result in further restrictions on fossil fuels and have a further indirect effect on the demand for renewable energy and our products.

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

We take various steps to identify and mitigate potential cybersecurity threats. As cyber incidents become more frequent and the sophistication of threat actors increases, our associated cybersecurity costs are expected to increase. Specifically, we expect to implement several incremental cybersecurity improvements over the next 18 to 36 months to enhance our defensive capabilities and resilience. Despite our ongoing and anticipated cybersecurity efforts, a successful cybersecurity incident could lead to additional material costs, including those related to the loss of sensitive information, repairs to infrastructure or capabilities essential to our operations, responding to litigation or regulatory investigations, and those related to a material and adverse impact on our reputation, financial position, results of operations, or cash flows.

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

Our projects rely on interconnections with and access to electric distribution and transmission facilities and gas transportation pipelines that are owned and operated by third parties, and as a result, are exposed to risks related to such facilities’ development and operational curtailment risks.

Our projects are interconnected with electric distribution and transmission facilities owned and operated by regulated utilities necessary to deliver the Renewable Electricity that we produce. Our RNG projects are similarly interconnected with gas distribution and interstate pipeline systems required to deliver RNG A failure or delay in the operation or development of these distribution or transmission facilities could result in a loss of revenues or breach of contract because such a failure or delay could limit the amount of RNG and Renewable Electricity that our operating projects deliver or delay the completion of our construction projects. In addition, certain of our operating projects’ generation may be curtailed without compensation due to distribution and transmission limitations, reducing our revenues and impairing our ability to capitalize fully on a particular project’s potential. Such a failure or curtailment at levels above our expectations could impact our ability to satisfy our supply agreements and adversely affect our business. Additionally, we experience work interruptions from time to time due to federally required maintenance shutdowns.

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

We currently operate eight renewable energy projects (seven RNG projects and one Renewable Electricity project) on landfills operated by Waste Management and two RNG projects on landfills operated by Republic Services. Our projects located on Waste Management and Republic Services operated landfills represented a significant proportion of our revenue in 2022. We are dependent upon Waste Management and Republic Services to operate and maintain their landfill facilities and provide a continuous supply of waste for conversion to RNG and Renewable Electricity. Further, we consider our relationship with these landfill operators an important factor in our growth strategy for additional projects. In the event that we fall out of favor with either of these landfill operators due to a dispute, problems with our operations at one of their facilities or otherwise, the landfill operator may seek to terminate the related project and be less inclined to work with us on future projects.

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

For 2022, sales to ExxonMobil, Valero, and the City of Anaheim represented approximately 32.0%, 17.0%, and 7.6%, respectively of our operating revenues. For 2021, sales to Victory Renewables, LLC, Valero, and City of Anaheim represented approximately 13.1%, 12.4%, and 9.6%, respectively of our operating revenues. Five customers made up approximately 69% and 68% of our accounts receivable as of December 31, 2022 and 2021, respectively. Revenues from our largest customers may fluctuate from time to time based on our customers’ business needs, market conditions or other factors outside of our control. If any of our largest customers terminates its relationship with us, such termination could adversely affect our revenues and results of operations.

Capital and Credit Risks

Our senior credit facility may not be sufficient to meet our financial needs and contains financial and operating restrictions that may limit our business activities and our access to other forms of credit.

Our senior credit facility consists of an $80.0 million principal amount term loan, of which $72.0 remains outstanding as of December 31, 2022, and a $120.0 million revolving credit line, which is undrawn as of December 31, 2022. This facility may not be sufficient to meet our financial needs as our business grows. The senior credit facility matures in December 2026 and we may be unable to extend or replace it on acceptable terms, or at all. Furthermore, the credit agreement governing our facility (the “Amended Credit Agreement”) imposes business restrictions and contains other covenants that require us to meet specified financial ratios and financial tests. Under the Amended Credit Agreement, we are required to maintain:

•	a fixed charge coverage ratio of at least 1.20 to 1.00; and

•

a total leverage ratio of not more than 3.50 to 1.00 as of the end of any fiscal quarter from December 31, 2021 through June 29, 2023, 3.25 to 1.00 as of the end of any fiscal quarter from June 30, 2023 through June 29, 2024, and 3.00 to 1.00 after June 30, 2024.

The Amended Credit Agreement is subject to customary events of default, and contemplates that we would be in default if, for any fiscal quarter (x) the average monthly D3 RIN price is less than $0.80 per RIN and (y) the consolidated EBITDA for such quarter is less than $6.0 million. Additional information regarding the senior credit facility and the Amended Credit Agreement can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our failure to comply with these covenants could result in the declaration of an event of default and cause us to be unable to borrow under the Amended Credit Agreement. In addition to preventing additional borrowings under the Amended Credit Agreement, an event of default, if not cured or waived, could result in the acceleration of the maturity of indebtedness outstanding under the facility, which would require us to immediately repay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, or at all. As of December 31, 2022, we were in compliance with all covenants.

Variable rate indebtedness under our Amended Credit Agreement may adversely affect our business, financial condition and results of operations.

Borrowings under our Amended Credit Agreement are at variable rates of interest, particularly the Bloomberg Short-Term Bank Yield Index Rate (“BSBY”), which will fluctuate with changing market conditions. If BSBY increases, our interest expense will mechanically increase, which could adversely affect our cash flow and our ability to service our indebtedness and fund our operations. Additionally, BSBY is one of a relatively new series of reference rates, and certain regulatory authorities have indicated that BSBY may suffer from the same or similar deficiencies that LIBOR suffered from. Therefore, based on its limited historical performance and other available information, the future performance of BSBY cannot be accurately predicted, which could result in increases in our interest expense that may adversely impact the amount of interest payments under the Amended Credit Agreement.

We may be required to write-off or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which would harm our earnings.

In accordance with GAAP, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, project development costs, interest costs related to project financing and certain energy assets. In addition, we have considerable unamortized assets. In 2022, we recorded impairment charges of $2.1 million related to our estimate of future cash flows no exceeding the carrying amount of an Renewable Electricity facility and discrete charges of $1.4 million and $1.1 million related to the ongoing development of the Montauk Ag Renewables and an asset component of an RNG facility. In 2021, we recorded impairment charges of $0.8 million related to the ongoing Renewable Electricity facility decommissioning and $0.4 million related to certain assets at one RNG facility. In 2020, we recorded impairment charges of $0.3 million related to our digester joint venture. In addition, from time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (i) any operation or other asset that is being sold, permanently shut down, impaired or has not generated or is not expected to generate sufficient cash flow; (ii) any pending acquisition that is not consummated; (iii) any project that is not expected to be successfully completed; and (iv) any goodwill or other intangible assets that are determined to be impaired. A material write-off or impairment change could adversely affect our ability to comply with the financial covenants under the Amended Credit Agreement, and otherwise adversely affect our business, financial condition and results of operations.

Our ability to use our U.S. net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2022, Montauk had U.S. federal net operating loss (“NOL”) carryforwards of approximately $12.1 million that were incurred in 2018 or later taxable years and, therefore, can generally be carried forward indefinitely to offset 80% of taxable income in a future year. Our ability to utilize our U.S. NOL carryforwards is dependent upon our ability to generate taxable income in future periods.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years following January 22, 2021, the completion of the IPO, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation and any golden-parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for adopting new or revised financial accounting standards. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards permitted under the JOBS Act until we are no longer an emerging growth company. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

We will remain an emerging growth company for up to five years after January 22, 2021, the date of the IPO, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

If we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

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

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also adversely affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the price of the IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. Additionally, pursuant to the terms of the Second Amended Promissory Note (as amended), MNK is required to use the proceeds from any sale of the 800,000 shares of our common stock previously pledged as security for MNK’s loan obligations to repay the amounts due under the Second Amended Promissory Note (as amended). These sales may have a downward impact on the prevailing market price of our common stock. MNK is currently evaluating a number of options to complete the sale of these shares including but not limited to register sale or underwritten offering in the US, direct sale to a South African investor, or extending the term of the loan. We also have default provisions in the underlying note whereby MNK can satisfy the note by delivering the shares back to us as permitted by applicable law. We are unable to predict the timing of or the effect that such sales, by MNK or by other shareholders, may have on the prevailing market price of our common stock.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and intend to rely on, exemptions and relief from certain governance requirements.

Certain stockholders, which are Messrs. Copelyn’s and Govender’s respective affiliates, have entered into a Consortium Agreement whereby the parties thereto agreed to act in concert with respect to voting our common stock in the election of directors, among other matters. The parties to the Consortium Agreement beneficially owned, in the aggregate, approximately 52.3% of our common stock as of February 28, 2023. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

•	a board that is composed of a majority of “independent directors,” as defined under the Nasdaq rules;

•	a compensation committee that is composed entirely of independent directors; and

•

director nominations that are made, or recommended to the full board of directors, by its independent directors, or by a nominations/governance committee that is composed entirely of independent directors.

We may rely on any or all of these exemptions so long as we remain a controlled company.

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

Our principal executive office is located in Pittsburgh, Pennsylvania. We lease an approximate 24,000 square foot office space at this site for approximately $43,000 per month pursuant to a lease which expires on April 30, 2033.

We also lease an 8,400 square foot regional office and warehouse to service our sites in Houston, Texas, pursuant to a lease which expires on December 31, 2026, for approximately $5,000 per month. We also have a month to month lease for nominal office space for Montauk Ag in Greensboro, North Carolina. We currently own and operate 15 projects, 12 of which are RNG projects and three of which are Renewable Electricity projects. See “Item 1. Business—Our Current Operating Portfolio” for further descriptions of our projects, which information is incorporated into this item by reference.

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

Holders of Montauk Common Stock

As of March 8, 2023, there were 11 holders of record of 141,633,417 shares of Montauk common stock outstanding as of such date. The number of holders of record of Montauk common stock does not reflect the number of beneficial holders whose shares are held by depositaries, brokers or other nominees.

Performance Graph

The following stock performance graph compares our total stock return with the total return for (a) NASDAQ Composite Index and (b) an industry peer group. Our 2022 peer group, which is comprised of companies that we believe have comparable characteristics and are in the same industry or line-of-business, consists of Aemetis Inc., Clean Energy Fuels Corp., and Gevo Inc. Our eleven month 2021 peer group also included Archaea Energy, Inc., and Renewable Energy Group Inc. but these entities were acquired and ceased trading during 2022 and, as such, a separate line showing the total returns for this group is not possible in the below performance graph through December 31, 2022. The graph assumes that on January 22, 2021, the date our common stock began trading on the Nasdaq Capital Market, $100 was invested in our common stock and in each index based on the closing market price on that day and that all dividends were reinvested. The returns shown are based on historical events and are not intended to suggest future performance.

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

	1/22/21	3/31/21	6/30/21	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22
Montauk Renewables, Inc.	100.00	116.49	73.87	108.29	98.84	108.00	96.91	168.18	106.36
NASDAQ Composite	100.00	102.95	112.92	112.66	122.18	111.25	86.46	83.08	82.43
Peer Group	100.00	121.76	85.76	78.41	54.99	65.34	34.06	38.35	34.48

Dividend Policy

The Company did not pay any dividends in the fiscal year ended December 31, 2022 and currently intends to retain future earnings, if any, to finance the operations, growth and development of its business. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness and the DGCL. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, and other factors that our Board of Directors may deem relevant.

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

From the closing of the IPO through December 31, 2022, approximately $14.8 million of the net proceeds from the IPO have been used by Montauk for the following: the Montauk Ag Asset Acquisition in May 2021, the purchase of the real-estate and property in October 2021 related to Montauk Ag, and subsequent development activities related to Montauk Ag Renewables. An immaterial amount has been used relating to other possible acquisitions and projects. As of December 31, 2022, the remaining net proceeds of approximately $0.2 million is held as cash. The remaining net proceeds have been used by the Company during 2023 in the continued development of Montauk Ag Renewables.

Recent Sales of Unregistered Securities

None.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. The historical consolidated financial data discussed below reflects the historical results of operations and financial position of Montauk USA, prior to the Equity Exchange on January 4, 2021. Following the Equity Exchange on January 4, 2021, the consolidated financial statements of Montauk USA became our historical financial statements for the periods prior to the Equity Exchange.

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

This section generally discusses our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For discussion and analysis of our results for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 16, 2022.

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

Recent Developments

RINs Generated but Unsold

Our profitability is highly dependent on the market price of Environmental Attributes, including the market price for RINs. As we self-market a significant portion of our RINs, a decision not to commit to transfer available RINs during a period will impact our revenue and operating profit. The industry experienced volatile D3 RIN index prices since the EPAs release of the 2023 RVO in December 2022. Though the average market price of D3 RINs since the 2023 RVO release was approximately $2.18, the market price declined as low as $1.88 in February 2023 from a D3 RIN index price of $2.43 on the day of the 2023 RVO release. We viewed this reduction in price as temporary and, accordingly, we determined not to transfer a significant amount of D3 RINs generated and available for transfer during the first quarter of 2023. As a result, we have approximately 3,890 RINs in inventory from 2022 gas production and have approximately 7,269 RINs in inventory from 2023 gas production as of the filing of this Report.

We have not entered into commitments to transfer these RINs in inventory nor have we entered into agreements to transfer future RINs generated from forecasted future production. The average D3 RIN index price during the month of February 2023 was approximately $1.95.

Montauk Ag Asset Acquisition

In 2021, through a wholly-owned subsidiary Montauk Ag Renewables, we completed an asset purchase related to developing technology to recover residual natural resources from waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes in order to produce high quality renewable natural gas, bio-oil and biochar (the “Montauk Ag Renewables Acquisition”). The assets acquired include real property, intellectual property, mobile equipment, and other equipment related to operating the business. The real property includes the purchase of an approximate 9.35 acre parcel in Duplin County, North Carolina. Also, in 2021, we closed on a transaction to acquire approximately 146 acres and an approximately 500,000 square foot existing structure in Turkey, North Carolina where we plan to use consolidate and expand the production processes purchased in the Montauk Ag Renewables Acquisition.

We continue to work with our engineer of record through the optimization of improvements to the now patented reactor technology. However, we have not completed our improvements, and we have not reached commercial operations at the Turkey, NC location. The improvements to the reactor technology are intended to be deployed at the Turkey, NC location. During the fourth quarter of 2022 we began to relocate the reactor in Magnolia, NC to the Turkey, NC location to centralize processing at one location. As part of the centralization and in connection with the optimization of the reactor, we assessed various assets of the Magnolia, NC reactor as no longer being applicable to the improved reactor process. As a result, we recorded an impairment charge of approximately $1,393 related to assets originally acquired in the May 2021 Montauk Ag Renewables Acquisition we determined were no longer usable.

While these project developments continue, we continue to engage with regulatory agencies in North Carolina related to the resulting power generation derived from swine waste to confirm its eligibility for Renewable Energy Credits under North Carolina’s Renewable Energy Portfolio Standards in anticipation of commercial production. Accordingly, we requested that our Turkey location be approved to participate in the Piedmont Natural Gas Renewable Gas Pilot Program which is a step towards obtaining the New Renewable Energy Facility (“NREF”) designation under the North Carolina Utilities Commission. Due to our consolidation of operations at the Turkey, NC location and based on our current expectations related to commercial operations, we have paused our registration process to obtain NREF status for the Turkey, NC location. Our Turkey, NC location has been accepted into the Piedmont Natural Gas Renewable Gas Pilot Program.

In the first quarter of 2023 we signed a receipt interconnection agreement with Piedmont Natural Gas for the Turkey, NC location. This agreement is structured to coincide with the development timeline at the Turkey, NC location. We are also in varying stages of discussions with potential power purchasers.

We are at the beginning stages of developing the opportunities associated with Montauk Ag Renewables and can give no assurances that our plans related to this acquisition will meet our expectations. We continue to design and plan for the development of the facility to be used for commercial production. Based on our current development timeline expectations, we do not expect to commence significant revenue generating activities until 2024. We intend to contract with additional farms to secure feedstock sources for future production processes.

Amendment to Pico Feedstock Agreement

During the second quarter of 2021, we completed an amendment to our Pico feedstock agreement (“Pico Feedstock Amendment”). The amendment will increase the amount of feedstock supplied to the facility for processing over a one to three-year period. We have paid $3,500 in cash under the terms of the Pico Feedstock Amendment.

Under the Pico Feedstock Amendment the dairy began delivering the first and second increases in feedstock during the third quarter of 2022. The improved efficiencies of our existing digestion process and the water management improvements have enabled us to process the increased feedstock volumes which we currently expect to increase by five to ten percent once all increased feedstock deliveries have been received from the dairy. We completed the design of the digestion capacity project in the third quarter of 2022 and have begun incurring capital expenditures related to the construction of the project. We currently expect the construction project to be functionally completed during the third quarter of 2023. We currently expect the dairy to begin delivering the final increase in feedstock volumes during 2024.

In the first quarter of 2023, CARB finalized the engineering review of the Pico facility’s provisional CI application and released it for public comment. The public comment period ended March 14, 2023. We do not believe we received any significant public comments and expect to receive the certified provisional CI score before the end of the first quarter of 2023.

Second Apex RNG Facility

In August 2022, we announced the planned construction of a second RNG processing facility at the Apex landfill. This project is being driven by projections in biogas feedstock availability from the host landfill. We anticipate an approximate 40% increase in RNG processing capacity with the addition of the second facility. This expansion is expected to increase daily production approximately 2,100 MMBtu per day and expand the infrastructure for the conversion of LFG to RNG. We have begun to incur capital expenditures for this project and expect the project to be complete and become commercially operational in 2024.

Raeger Capital Improvement

In June 2022, our Board of Directors approved a capital improvement project to make upgrades to our Raeger facility that will increase production. This facility is currently being impacted by requirements to meet federal pipeline tariffs which limit the oxygen content of product gas. The pipeline tariffs have resulted in limitations in our ability to process all existing feedstock. During the second quarter of 2022, we completed our analysis of process facility improvements necessary to meet these more stringent tariff requirements. Construction on this capital project commenced during the third quarter of 2022 and we expect it will become commercially operational during the second half of 2023. Based on the current production of the Raeger facility, we anticipate an approximate increase of 50% of average daily production.

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

Regulatory, Environmental and Social Trends

Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. In accordance with the consent decree entered into between the EPA and Growth Energy approved by the U.S. District Court for the District of Columbia, the EPA issued the final Renewable Fuel Standards for 2020, 2021, and 2022 on June 3, 2022. Final volumes for cellulosic biofuel were set at 510, 560 and 630 million RINs for the three years 2020, 2021 and 2022, respectively. While final volumes set for all three years were lower than proposed, the EPA partially offset the lower volumes by issuing its final notice, also on June 3, 2022, to deny the remaining 69 petitions for RFS Small Refinery Exemptions. Per the settlement agreement with Growth Energy, the EPA was required to issue a proposed 2023 RVO no later than November 16, 2022 with final volume requirements established by June 11, 2023. On November 4, 2022, the EPA filed a notice with the U.S. District Court for the District of Columbia indicating that EPA and Growth Energy have agreed to extend the deadline for signing the proposed rule for the 2023 renewable fuel standards.

The EPA issued the proposed Renewable Fuel Standard for 2023, 2024, and 2025 on December 1, 2022. Comments on this proposed rule were due by February 10, 2023 with a final rule to be issued by June 14, 2023. The proposed volumes for cellulosic biofuel were set at 720, 1,420, and 2,130 million RINs for the three years 2023, 2024, and 2025, respectively. Included within these volumes are 0, 600, and 1,200 million volumes of eRINs generated from renewable electricity for 2023, 2024, and 2025, respectively.

Changes to the LCFS program require annual verification of the CI score assigned to a project. Annual verification could significantly affect the profitability of a project, particularly in the case of a livestock farm project. CARB finalized engineering review of the Pico facility’s provisional CI application and posted the application for public comment on February 28, 2023. The public comment period ended March, 14, 2023. We expect to receive the certified provisional CI score before the end of the first quarter of 2023.

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

•

Renewable Natural Gas Revenues: We record revenues from the production and sale of RNG and the generation and sale of the Environmental Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take counterparties as consideration for such counterparties using the RNG as a transportation fuel. We monetize a portion of our RNG production under fixed-price agreements which provide floor prices in excess of commodity indices.

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

•

In October 2020, California wildfires forced our Bowerman facility to temporarily shut down. While production resumed in November 2020, our fourth quarter 2020 Bowerman revenues were approximately 20.0% lower than the prior year period. Operations at this facility have resumed.

•

A 2021 cold weather event impacted our Atascocita, Galveston, McCarty, and Coastal Plains facilities located in Texas. Production at these facilities was temporarily idled due to the loss of power from February 14 through February 20, 2021 and force majeure events were declared by certain of our counter-parties or by us for the period February 12 through February 22, 2021 related to these weather events. Operations at these facilities have resumed.

•

The landfill host at our McCarty facility recently changed its wellfield collection system which has contributed to elevated nitrogen in the feedstock received by our facility. Additionally, the landfill host modified the wellfield bifurcation approach which has impacted the quantity of feedstock received at the facility. We are working with the landfill host but have currently experienced lower volumes of feedstock available to be processed at the McCarty facility. We experienced lower than historical volumes beginning in 2022.

•

Our Pico facility has resumed operations and we expect all ramp up activities to be completed by the second quarter of 2022. Our improvement project has impacted the timeline related to modeling the CI Score pathway model. 2022 production will be stored until CARB completes its CI Score Pathway. We currently expect to receive LCFS credit revenue on 2022 production until 2023.

•

Many of our sites were impacted by severe cold weather events occurring during the fourth quarter of 2022. In anticipation of these events, we implemented winterization programs designed to protect our processing equipment from these cold weather events. These programs included draining water and adding temporary insulation and heat trace at certain sites. Even with our winterization efforts, we experienced lower than historical production volumes during December 2022 due to this severe cold weather. Operations at these facilities have subsequently resumed.

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

The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we only sell RINs in the calendar year they are generated in the following calendar year. We did not forward sell a significant portion of expected 2023 RIN generation. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments.

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

•

General and Administrative Expenses: General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. From time to time, we may be parties to legal proceedings arising in the normal course of business which could increase our legal expenses. We expect increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2023. The Company accounts for stock-based compensation related to grants made through its equity and incentive compensation plan under FASB ASC 718. For more information, see Note 15 to our audited consolidated financial statements.

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

•

Average realized price per unit of production: Our profitability is highly dependent on the commodity prices for natural gas and electricity, and the Environmental Attribute prices for RINs, LCFS credits, and RECs. Realized prices for Environmental Attributes monetized in a year may not correspond directly with that year’s production as attributes may be carried over and subsequently monetized. We may elect to not commit to transfer all available RINs in a given period which could impact our revenue and operating profit. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments.

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

(in thousands, unless otherwise indicated)	For the year ended December 31,
	2022	2021	Change	Change %
Revenues
Renewable Natural Gas Total Revenues	$196,218	$131,803	$64,415	48.9%
Renewable Electricity Generation Total Revenues	$17,170	$15,449	$1,721	11.1%

RNG Metrics
CY RNG production volumes (MMBtu)	5,522	5,688	(166)	(2.9)%
Less: Current period RNG volumes under fixed/floor-price contracts	(1,278)	(1,596)	318	(19.9)%
Plus: Prior period RNG volumes dispensed in current period	372	353	19	5.4%
Less: Current period RNG production volumes not dispensed	(378)	(372)	(6)	1.6%
Total RNG volumes available for RIN generation(1)	4,238	4,073	165	4.1%

RIN Metrics
Current RIN generation ( x 11.727)(2)	49,697	47,758	1,939	4.1%
Less: Counterparty share (RINs)	(5,275)	(5,124)	(151)	2.9%
Plus: Prior period RINs carried into CY	140	110	30	27.3%
Less: CY RINs carried into next CY	(739)	(140)	(599)	427.9%
Total RINs available for sale(3)	43,823	42,604	1,219	2.9%
Less: RINs sold	(43,823)	(42,604)	(1,219)	2.9%
RIN Inventory	—	—	—	—
RNG Inventory (volumes not dispensed for RINs)(4)	368	372	(4)	(1.1)%
Average Realized RIN price	$3.25	$1.91	$1.34	70.2%

Operating Expenses
Renewable Natural Gas Operating Expenses	$86,068	$65,046	$21,022	32.3%
Operating Expenses per MMBtu (actual)	$15.59	$11.44	$4.15	36.3%
Renewable Electricity Generation Operating Expenses	$14,910	$12,177	$2,733	22.4%
$/MWh (actual)	$78.47	$66.56	$11.91	17.9%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	190	183	7	3.8%
Average Realized Price $/MWh (actual)	$90.37	$84.45	$5.92	7.0%

(1)

RINs are generated in the month that the gas dispensed to generate RINs, which occurs the month after the gas is produced. Volumes under fixed/floor-price arrangements generate RINs which we do not self-market.

(2)	One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)	Represents RINs available to be self-marketed by us during the reporting period.
(4)	Represents gas production which has not been dispensed to generate RINs.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our revenues, expenses and net income for the periods set forth below:

(in thousands, except per share data)	For the year ended December 31,
	2022	2021	Change	Change%
Total operating revenues	$205,559	$148,127	$57,432	38.8%
Operating Expenses:
Operating and maintenance expenses	57,267	49,477	7,790	15.7%
General and administrative expenses	34,139	42,552	(8,413)	(19.8)%
Royalties, transportation, gathering and production fuel	44,163	28,683	15,480	54.0%
Depreciation and amortization	20,700	22,869	(2,169)	(9.5)%
Gain on insurance proceeds	(313)	(332)	19	(5.7)%
Impairment loss	4,852	1,191	3,661	307.4%
Transaction costs	185	352	(167)	(47.4)%

Total operating expenses	$160,993	$144,792	$16,201	11.2%

Operating profit	$44,566	$3,335	$41,231	1236.3%
Other expenses:	1,324	3,702	(2,378)	(64.2)%
Income tax expense	8,048	4,161	3,887	93.4%

Net income (loss)	$35,194	$(4,528)	$39,722	877.3%

Revenues for the Years Ended December 31, 2022 and 2021

Total revenues in 2022 were $205,559, an increase of $57,432 (38.8%) compared to $148,127 in 2021. The primary driver for this increase relates to an increase of 70.2% in realized RIN pricing during 2022 of $3.25 compared to $1.91 in 2021. Additionally, the natural gas index price increased approximately 72.9% in 2022 and was $6.64 compared to $3.84 in 2021. These increases were offset by lower counterparty sharing revenues of $13,176 in 2022 compared to 2021 due to these arrangements ending.

Renewable Natural Gas Revenues

We produced 5,522 MMBtu of RNG during 2022, a decrease of 166 MMBtu (2.9%) from the 5,688 MMBtus produced in 2021. Our Atascocita facility produced 160 fewer MMBtu in 2022 compared to 2021 due to a temporary process equipment failure. Our Rumpke facility produced 89 fewer MMBtu in 2022 compared to 2021 as a result of lower wellfield inlet flow associated with the landfill host operations. Our Apex facility produced 70 fewer MMBtu in 2022 compared to 2021 due to landfill filling pattern changes resulting in lower production. Offsetting the decrease are production volume increases at our Pico and Galveston facilities. Our Pico facility produced 108 MMBtu more in 2022 compared to 2021 as a result of improvements related to the existing digestion process and our water management practices. Our Galveston facility produced 52 MMBtu more in 2022 compared to 2021 as a result of higher inlet gas due to wellfield changes and plant efficiency optimization of process equipment.

Revenues from the Renewable Natural Gas segment in 2022 were $196,218, an increase of $64,415 (48.9%) compared to $131,803 in 2021. Average commodity pricing for natural gas for 2022 was 72.9% higher than the prior year. During 2022, we self-marketed 43,823 RINs, representing a 1,219 increase (2.9%) compared to 42,604 in 2021. The increase was primarily related to an offtake agreement change in 2021 providing more RNG volumes available to self-market. Average pricing realized on RIN sales during 2022 was $3.25 as compared to $1.91 in 2021, an increase of 70.2%. This compares to the average D3 RIN index price for 2022 of $2.98 being approximately 1.3% lower than the average D3 RIN index price in 2021 of $3.02. All our RIN sales in 2022 and

2021 were priced generally on the D3 index with none based on CWC. At December 31, 2022, we had approximately 0.4 million MMBtus available for RIN generation and had approximately 0.7 million RINs generated and unsold. We had approximately 0.4 million MMBtus available for RIN generation and approximately 0.1 million RINs generated and unsold at December 31, 2021.

Renewable Electricity Generation Revenues

We produced 190 MWh in Renewable Electricity in 2022, an increase of approximately 7 MWh (3.8%) compared to 183 MWh in 2021. In 2022, our Security facility produced 10 MWh in 2022 compared to zero production in 2021 as a result of the prior period engine restoration project. Offsetting this increase, is a decrease at our Tulsa facility that produced 3 MWh less in 2022 compared to 2021 due to reduced feedstock availability at the landfill.

Revenues from Renewable Electricity facilities in 2022 were $17,170, an increase of $1,721 (11.1%) compared to $15,449 in 2021. Our Bowerman facility contributed to $1,244 of the increase, which was primarily driven by a temporary shutdown of the facility in the fourth quarter 2020 due to the California wildfires, resulting in $598 in reduced Environmental Attribute revenues in 2021 compared to 2022. Also contributing to the increase is our Security facility engine restoration project resulting in $668 in higher revenues for 2022 compared to zero in 2021.

Corporate Analysis

During 2022, our gas commodity hedge was priced at rates below actual index prices and we recorded losses of $7,829 related to our gas commodity hedge. Our gas commodity hedge expired in December 2022 and we did not have any gas commodity hedges during 2021. During 2021, we recorded revenues of $875 related to RINs purchased in 2021 and recorded an adjustment of $710, associated with our purchase of RINs, to reduce the carrying value of those RINs to net realizable value. This is included within our operating revenues in the Consolidated Statement of Operations for the 2021 period. We did not have market purchased RINs during 2022.

Expenses for the Years Ended December 31, 2022 and 2021

General and Administrative Expenses

Total general and administrative expenses of $34,139 in 2022, a decrease of $8,413 (19.8%) compared to $42,552 in 2021. Employee related costs, including stock-based compensation, decreased approximately $10,643 (35.4%) in 2022 compared to 2021. The decrease is primarily related to our accounting for the cancellation of MNK options and January 2021 grants of restricted stock, non-qualified stock options, and restricted stock units to the Company’s employees. Offsetting this decrease is an increase in general and administrative expenses of approximately $3,608 (337.5%) in 2022 as compared to 2021 associated with the Montauk Ag Renewables Acquisition. Our corporate insurance premiums increased approximately $377 (6.8%) during 2022 compared to 2021, primarily related to premium increases. Our board of directors approved payments of cash fees to non-employee directors resulting in increased fees of approximately $675 in 2022 as compared to 2021. Finally, excluding the Montauk Ag Renewables Acquisition, our professional fees increased approximately $799 (19.4%) in 2022 as compared to 2021 primarily related to increased legal fees.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in 2022 were $43,729, an increase of $5,615 (14.7%) compared to $38,114 in 2021. The increase is driven by increased RNG utilities of approximately $6,061 (61.2%) in 2022 compared to 2021. The increase was caused by a cold weather event in the first quarter of 2021 impacting our Houston based facilities being favorably impacted by lower utility rates.

Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for 2022 were $42,339, an increase of $15,407 (57.2%) compared to $26,932 in 2021. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 21.6% for 2022 from 20.4% in 2021.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in 2022 were $13,086, an increase of $2,660 (25.5%) compared to $10,426 in 2021. The increase is primarily driven by the timing of scheduled engine preventative maintenance intervals at our Bowerman facility, of approximately $1,645 higher in 2022 over 2021. Adding to the increase are operating expenses of approximately $434 related to Montauk Ag Renewables Acquisition.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for 2022 were $1,824, an increase of $73 (4.2%) compared to $1,751 in 2021 and as a percentage of Renewable Electricity Generation segment, revenues decreased from 11.3% to 10.6%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in 2022 were $44,163, an increase of 15,480 (54.0%) compared to $28,683 in 2021. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in 2022 were $20,700, a decrease of $2,169 (9.5%) compared to $22,869 in 2021. The decrease is associated with assets remaining in service being fully amortized.

Impairment loss

We calculated and recorded impairment losses of $4,852 for 2022, an increase of $3,661 (307.4%) compared to $1,191 for 2021. The primary driver of this increase relates to an impairment of $2,133 for a REG site wherein the forecast future cash flows did not exceed the carrying value of the site’s long lived assets. A second REG site was impaired for $1,393 due to discrete conclusion that certain assets acquired in the May 2021 Montauk Ag Renewables Acquisition would no longer be utilized. Also in 2022, we recorded an impairment at an RNG facility for approximately $1,108 due to the specific identification of certain assets no longer being capable of use as designed. The 2021 impairment loss of $1,191 was primarily related to the closure of two REG sites and the disposal of machinery at one RNG site.

Other Expenses (Income)

Other expenses in 2022 were $1,324, a decrease of $2,378 (64.2%) compared to $3,702 in 2021. Reduced interest expense of $1,136 is related to our favorable interest rate swap contract resulting in reduction of interest expense in 2022 as compared to 2021. Also impacting the decrease is $865 relating to asset disposal costs at our Galveston and Pico facilities in 2021.

Income Tax Expense

Prior to 2022, we generated NOLs, which can be carried forward indefinitely, however, some of the NOLs are under an 80% limitation. In 2022, we utilized all non-limited NOL carryforwards. Based upon our historical pre-tax book income and forecasts, we expect to utilize some remaining NOLs and thus have not recorded a valuation allowance against such NOLs.

Our effective income tax rate (“ETR”) for 2022 was an expense of 18.6% compared to 1,132.1% for the prior year period. The higher ETR in the prior year period was driven by the low pre-tax income compared to the tax expense of $4,161 for 2021, which was primarily driven by the Section 162(m) limitation.

The Inflation Reduction Act of 2022, enacted by the United States on August 16, 2022, did not have a material impact on our provision for income taxes for the year ended December 31, 2022. The American Rescue Plan Act of 2021, enacted on March 11, 2021 did not have a material impact on the provision for income taxes for the year ended December 31, 2021. The Company is continuing to analyze the ongoing impact of the Inflation Reduction Act legislation.

Operating Profit (Loss) for the Years Ended December 31, 2022 and 2021

Operating profit in 2022 was $44,566, an increase of $41,231 (1236.3%) compared to $3,335 in 2021. RNG operating profit for 2022 was $94,439, an increase of $44,089 (87.6%) compared to $50,350 in 2021. Renewable Electricity Generation operating loss for 2022 was $7,019, an increase of $3,929 (127.2%) compared to an operating loss of $3,090 in 2021.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

	Year Ended December 31,
	2022	2021
Net income (loss)	$35,194	$(4,528)
Depreciation and amortization	20,700	22,869
Interest expense	1,792	2,928
Income tax expense	8,048	4,161

Consolidated EBITDA	65,734	25,430
Impairment loss(1)	4,852	1,191
Net (gain) loss on sale of assets	(233)	822
Transaction costs	185	352
Loss on extinguishment of debt	—	154

Adjusted EBITDA	$70,538	$27,949

(1)

For the year ended December 31, 2022, we recorded an impairment of $2,133 for a REG site wherein the forecast future cash flows did not exceed the carrying value of the site’s long lived assets. A second REG site was impaired for $1,393 due to discrete conclusion that certain assets acquired in the May 2021 Montauk Ag Renewables Acquisition would no longer be utilized. Also in 2022, we recorded an impairment at an RNG facility for approximately $1,108 due to the specific identification of certain assets no longer being capable of use as designed. For year ended December 31, 2021, we recorded an impairment of $626 related to a landfill host request to decommission a previously converted RNG site. We were previously contractually obligated to maintain this facility. Additionally, we impaired $421 related to disposal of machinery at our Rumpke facility.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2022 and 2021, our cash and cash equivalents, net of restricted cash, was $105,177 and $53,266, respectively. We intend to fund development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.

At December 31, 2022, we had debt before debt issuance costs of $72,000, compared to debt before debt issuance costs of $80,000 at December 31, 2021.

Our debt before issuance costs (in thousands) is as follows:

	December 31, 2022	December 31, 2021
Term Loans	$72,000	$80,000
Revolving Credit Facility	—	—

Debt before debt issuance costs	$72,000	$80,000

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

As of December 31, 2022, $72,000 was outstanding under the term loan and we had no outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through December 2024, quarterly installments of $3,000 from 2025 through the maturity, with a final payment of $32,000, of December 21, 2026 with an interest rate of 4.12% and 2.91% at December 31, 2022 and 2021, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the BSBY Margin or Base Rate Margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).

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

As of December 31, 2022, we were in compliance with all financial covenants related to the Amended Credit Agreement.

The Amended Credit Agreement replaced our prior credit agreements with Comerica Bank and a portion of the proceeds of the term loan made under the Amended Credit Agreement were used by us to, among other things, fully satisfy an aggregate of $59,197 outstanding principal under such credit agreements. For additional information regarding the Amended Credit Agreement, see the sections entitled “Description of Indebtedness and Note 13—Debt to our audited consolidated financial statements.

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We used the proceeds from our 2021 IPO to fund the Montauk Ag Renewables Asset Acquisition and the continued development of Montauk Ag Renewables. In 2023, we expect the development of Montauk Ag Renewables to be funded from our working capital, cash flow from operations and debt financing. We expect our non-development 2023 capital expenditures to range between $15,000 and $18,000. Our 2023 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, critical spare expenditures, and other specific facility improvements. Additionally, we currently estimate that our existing 2023 development capital expenditures will range between $70,000 and $100,000. The majority of our 2023 development capital expenditures are related to our Pico digestion capacity increase, the ongoing development of Montauk Ag Renewables and the second Apex facility. Our Amended Credit Agreement provides us with an $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. We are currently in various stages of discussions regarding a variety of development and strategic growth opportunities. Development opportunities include: up to seven LFG RNG sites which we could contemplate generating renewable electricity to qualify for eRINs and up to two waste water treatment RNG opportunities. If we ultimately enter into definitive agreements for any of these opportunities, we expect to incur material capital expenditures related to either acquisitions costs or development costs, or both. As we continue to explore strategic growth opportunities and while we have entered into nonbinding letters of intent for certain of these opportunities, we provide no assurances that our plans related to any or all of these strategic opportunities will progress to definitive agreements. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Amended Credit Agreement would allow us to pursue and close on our identified strategic growth opportunities.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net cash flows provided by operating activities	$81,066	$42,879
Net cash flows used in investing activities	(20,794)	(19,474)
Net cash flows (used in) provided by financing activities	(8,279)	8,649
Net increase in cash and cash equivalents	51,993	32,054
Restricted cash, end of period	429	347
Cash and cash equivalents and restricted, end of period	105,606	53,613

For the year ended December 31, 2022, we generated $81,066 of cash from operating activities, an 89.1% increase from the prior year ended December 31, 2021 of $42,879. For the year ended December 31, 2022, income and adjustments to income from operating activities provided $75,832 compared to $46,549 in 2021. Working capital and other assets and liabilities provided $5,234 in the current period compared to $3,671 being used in the prior year period. When we commission new sites, we invest capital to ramp up operations prior to the project generating revenue. Our net cash flows used in investing activities has historically focused on project development and facility maintenance.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. For 2022, our capital expenditures were $22,277, of which $6,860 and $3,555 were related to the Pico facility digestion capacity increase and Montauk Ag Renewables in North Carolina, respectively. For 2021, our capital expenditures were $9,986, of which approximately $2,428 were related to optimization projects at our recently commissioned facilities and $1,000 related to the Pico Feedstock Amendment. We acquired assets of $4,142, including $341 in acquisition costs for land, building, mobile equipment and other property, plant and equipment for the Montauk Ag Renewables Acquisition in North Carolina and we paid an additional $5,531, including $31 in acquisition costs, for land, land improvements and a building.

Our net cash flows used in financing activities of $8,279 for 2022 decreased by $16,928 compared to cash provided by in financing activities of $8,649 in 2021. In 2021, the closing of our IPO provided $15,593 in proceeds after payment of commissions and expenses. The company reacquired 950,214 shares with a value of approximately $10,813 connection with withholding shares from restricted stock awards pursuant to elections made by employees under Section 83(b) of the Code related to the IPO. Additionally, during 2021 and in connection with the Distribution, we loaned $8,940 to MNK for its dividends tax liability arising under the South African Income Tax Act, 1962, as amended. As security for this loan, MNK has pledged certain of its shares in the Company to Montauk Renewables and agreed to use the proceeds from the sale of such shares to repay this loan. During 2021, we borrowed $80,000 under our revolving credit agreement to be used primarily for development capital expenditures.

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

The Company has contractual obligations under our debt agreement, including interested payments and principal repayments. See Note 13 in the Consolidated Financial Statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During 2022, we had $3,905 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no usage against these outstanding letters of credit. During 2021, we did not have off-balance sheet arrangements other than outstanding letters of credit of approximately $3,905.

The Company has contractual obligations involving operating leases. See Note 19 in the Consolidated Financial Statements for further information related to the lease obligations. In 2022, the Company entered into a new, ten year corporate office lease with monthly rent payments of approximately $43 per month beginning in 2023, the first full year of the lease. The lease includes annual rent increases. Also, in 2022, the Company entered into a four year extension for its regional corporate office with monthly rent payments of approximately $5 per month beginning in 2023. The lease includes annual rent increases.

The Company has other contractual obligations associated with our fuel supply agreements. The expiration of these agreements range between 5-21 years. agreements range. The minimum royalty and capital obligation associated with these agreements range from $8 to $1,385.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Indefinite-lived intangible assets are not amortized and include emission allowances and land use rights. Emission allowances consist of credits that need to be applied to nitrogen oxide (“NOx”) emissions from internal combustion engines. These engines emit levels of NOx for which environmental permits are required in certain regions in the United States. Except for permanent allocations of NOx credits, allowances available for use each year are capped at a level necessary for ozone attainment per the National Ambient Air Quality Standards. We assess the impairment of intangible assets that have indefinite lives at least on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company has classified these NOx allowances as held for sale as of December 31, 2021 and sold the NOx allowances in 2022.

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

Our assessment of the recoverability of finite-lived and indefinite-lived intangible assets is determined by performing monitoring assessment of the future cash flows associated with the underlying gas rights agreements. The cash flows estimates are performed at the operating unit level and based on the average remaining length of the gas rights agreements. Based on our analysis, we concluded the cashflows generated to be well in excess of the carrying amounts. Changes in market conditions related to the various price indexes used in estimating these cash flows could adversely effect these estimates. We perform various sensitivities around price estimates and our price estimates for certain environmental attributes are currently approximately 15-25% lower than current index prices.

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

During the third quarter of 2022, we performed interim recoverability tests for our Tulsa facility asset group when it was determined it was more likely than not the carrying value of the long-lived asset group would not be recoverable. The results of our testing indicated that the long-lived assets related to the Tulsa facility within our REG segment had carrying values in excess of the asset group’s fair value. Based upon level 3 unobservable inputs, we incorporated assumptions that we believe would be a reasonable market participant’s view in a hypothetical transaction in developing a cash flow analysis. Significant level 3 inputs included estimates of future revenue growth, gross margin, EBITDA, and positive cash flow generation. As a result of the analysis, the Company recorded a $2,133 property, plant and equipment impairment related to the REG site in 2022.

As to the remaining long lived asset groups, the Company further concluded, based on our annual cashflow assessment conducted for monitoring potential indicators of impairment, that the cashflows to be generated are significantly in excess of their carrying values of our operating sites primarily due to the lengths of the underlying gas rights agreements and the Company did not record any other impairments related to its cash flows assessment. Separate from our cash flows assessment, we identified discrete events and recorded impairment of $2,719 and $1,191 for 2022 and 2021, respectively. See Note 3 in the audited condensed consolidated financial statements for further information related to asset impairments.

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

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to RIN prices. Our analysis, which may differ from actual results, was based on a 2023 estimated D3 RIN Index price of approximately $2.08 and our actual 2022 RINs sold. The estimated annual impact of a hypothetical 10% decrease in the average realized price per RIN would have a negative effect on our operating profit of approximately $7.3 million.

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

We use a mix of short-, medium-, and long-term sales contracts and commodity hedging derivatives to manage our exposure to our pricing risk. In particular, during 2022 and 2020, we entered into derivative transactions to hedge our exposure to the market price of wholesale gas. We did not enter into a 2023 derivative contract to hedge a portion of our RNG production.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the market price of wholesale gas. Our analysis. which may differ from actual results, was based on a 2023 estimated NYMEX average Index Price of approximately $3.162/MMBtu and our actual 2022 gas production sold pursuant to contracts that do not provide for a fixed or floor price. The estimated annual impact of a hypothetical 10% decrease in the market price of wholesale gas would have a negative effect on our operating profit of approximately $1.1 million.

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

As of December 31, 2022, we had $72.0 million outstanding under the Amended Credit Facility. Our weighted average interest rate on variable debt balances during 2022 was approximately 4.12%. We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to changes in interest rates.

Based on our analysis, which may differ from actual results, a hypothetical increase in our effective borrowing rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist of our commodity hedging derivatives and interest rate swaps contracts. We are exposed to credit losses in the event of non-performance by the counterparties to our financial and derivative instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Montauk Renewables, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Montauk Renewables, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ and member’s equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Pittsburgh, Pennsylvania
March 16, 2023

MONTAUK RENEWABLES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data):	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$105,177	$53,266
Accounts and other receivables	7,222	9,338
Related party receivable	9,000	8,940
Current portion of derivative instrument s	879	—
Prepaid expenses and other current assets	2,590	2,846
Assets held for sale	—	777

Total current assets	$124,868	$75,167
Non-current restricted cash	$407	$328
Property, plant & equipment, net	175,946	180,893
Goodwill and intangible assets, net	15,755	14,113
Deferred tax assets	3,952	10,570
Non-current portion of derivative instrument s	936	—
Operating lease right-of-use assets	4,742	305
Finance lease right-of-use assets	96	—
Other assets	5,614	5,104

Total assets	$332,316	$286,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,559	$4,973
Accrued liabilities	15,090	10,823
Income tax payable	402	—
Current portion of derivative instruments	—	650
Current portion of operating lease liability	410	296
Current portion of finance lease liability	71	—
Current portion of long-term debt	7,870	7,815

Total current liabilities	$28,402	$24,557
Long-term debt, less current portion	$63,505	$71,392
Non-current portion of derivative instruments	—	189
Non-current portion of operating lease liability	4,341	27
Non-current portion of finance lease liability	25	—
Asset retirement obligation	5,493	5,301
Other liabilities	3,459	2,721

Total liabilities	$105,225	$104,187
Common stock, $0.01 par value, authorized 690,000,000 shares; 143,682,811 and 143,584,827 shares issued at December 31, 2022 and December 31, 2021, respectively; 141,633,417 and 141,015,213 shares outstanding at December 31, 2022 and December 31, 2021, respectively	$1,416	$1,410
Treasury stock, at cost, 971,306 and 950,214 shares December 31, 2022 and December 31, 2021, respectively	(11,051)	(10,813)
Additional paid-in capital	206,060	196,224
Retained earnings (deficit)	30,666	(4,528)

Total stockholders’ equity	227,091	182,293

Total liabilities and stockholders’ equity	$332,316	$286,480

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share values):	For the year ended December 31,
	2022	2021	2020
Total operating revenues	$205,559	$148,127	$100,383
Operating expenses:
Operating and maintenance expenses	$57,267	$49,477	$43,463
General and administrative expenses	34,139	42,552	16,594
Royalties, transportation, gathering and production fuel	44,163	28,683	18,284
Depreciation and amortization	20,700	22,869	22,117
Gain on insurance proceeds	(313)	(332)	(3,934)
Impairment loss	4,852	1,191	278
Transaction costs	185	352	—

Total operating expenses	$160,993	$144,792	$96,802
Operating profit	$44,566	$3,335	$3,581
Other expenses (income):
Interest expense	$1,792	$2,928	$4,339
Loss on extinguishment of debt	—	154	—
Other (income) expense	(468)	620	635

Total other expenses	$1,324	$3,702	$4,974
Income (loss) before income taxes	$43,242	$(367)	$(1,393)
Income tax expense (benefit)	8,048	4,161	(5,996)

Net income (loss)	$35,194	$(4,528)	$4,603

Earnings (loss) per share:
Basic	$0.25	$(0.03)
Diluted	$0.25	$(0.03)
Weighted-average common shares outstanding
Basic	141,238,851	141,015,213
Diluted	142,579,389	141,015,213
The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
AND MEMBER’S EQUITY

	Common Stock		Treasury Stock		Member’s Equity	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	$154,257	$—	$—	$154,257
Net income	—	—	—	—	4,603	—	—	4,603
Stock-based compensation	—	—	—	—	762	—	—	762

Balance at December 31, 2020	—	$—	—	$—	$159,622	$—	$—	$159,622

Effect of reorganization transactions	138,312,713	1,383	—	—	(159,622)	158,239	—	—
IPO common stock	2,702,500	27	—	—	—	15,566	—	15,593
Treasury stock	—	—	950,214	(10,813)	—	—	—	(10,813)
Net loss	—	—	—	—	—	—	(4,528)	(4,528)
Stock-based compensation	—	—	—	—	—	22,419	—	22,419

Balance at December 31, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$196,224	$(4,528)	$182,293

Issuance of common stock	618,204	6	—	—	—	—	—	6
Treasury stock	—	—	21,092	(238)	—	—	—	(238)
Net income	—	—	—	—	—	—	35,194	35,194
Stock-based compensation	—	—	—	—	—	9,836	—	9,836

Balance at December 31, 2022	141,633,417	$1,416	971,306	$(11,051)	$—	$206,060	$30,666	$227,091

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands):	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$35,194	$(4,528)	$4,603
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,700	22,869	22,117
Provision (benefit) for deferred income taxes	6,618	4,252	(6,077)
Loss on extinguishment of debt	—	154	—
Stock-based compensation	9,836	22,419	762
Related party receivables	—	—	164
Gain on property insurance proceeds	(313)	(332)	(1,659)
Derivative mark-to-market adjustments and settlements	(2,652)	(1,421)	1,016
Net (gain) loss on sale of assets	(233)	822	320
Increase in earn-out liability	1,122	801	—
Accretion of asset retirement obligations	296	(160)	320
Amortization of debt issuance costs	412	483	695
Impairment loss	4,852	1,191	278
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	(3,054)	(1,522)	2,483
Accounts payable and other accrued expenses	8,288	(2,149)	3,662

Net cash provided by operating activities	$81,066	$42,879	$28,684
Cash flows from investing activities
Capital expenditures	$(22,277)	$(9,986)	$(17,646)
Asset acquisitions	—	(9,673)	—
Cash collateral deposits, net	82	(220)	—
Proceeds from insurance recovery	313	332	1,659
Proceeds from sale of assets	1,088	73	—

Net cash used in investing activities	$(20,794)	$(19,474)	$(15,987)
Cash flows from financing activities:
Borrowings of long-term debt	$—	$80,000	$8,500
Repayments of long-term debt	(8,000)	(66,698)	(10,000)
Debt issuance costs	—	(339)	—
Debt extinguishment costs	—	(154)	—
Common stock issuance	6	15,593	—
Treasury stock purchase	(238)	(10,813)	—
Related party receivable	—	(8,940)	—
Finance lease payments	(47)	—	—

Net cash (used in) provided by financing activities	$(8,279)	$8,649	$(1,500)

Net increase in cash and cash equivalents and restricted cash	$51,993	$32,054	$11,197
Cash and cash equivalents and restricted cash at beginning of year	$53,613	$21,559	$10,362

Cash and cash equivalents and restricted cash at end of year	$105,606	$53,613	$21,559

Reconciliation of cash, cash equivalents, and restricted cash at end of year:
Cash and cash equivalents	$105,177	$53,266	$20,992
Restricted cash and cash equivalents-current	22	19	—
Restricted cash and cash equivalents-non-current	407	328	567

	$105,606	$53,613	$21,559

Supplemental cash flow information:
Cash paid for interest (net of amounts capitalized)	3,463	3,787	4,184
Cash paid (refunded) for income taxes	696	280	(454)
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
Collectively, the Company benefits from federal and state government incentives in the United States, provided in the form of RINs, RECs, LCFS credits, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy, as Environmental Attributes.
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
On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (as amended on February 22, 2021, December 22, 2021 and December
22
, 2022) with MNK pursuant to which the Company advanced a cash loan to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended. The terms of the loan following the amendments are substantially similar to the initial loan agreement and were primarily entered into to increase the principal amount outstanding under the loan to $8,940 in the aggregate, in accordance with Montauk Renewables’ obligations set forth in the Transaction Implementation Agreement. MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. See Note 17 for more information.
MNK was delisted from the JSE on January 26, 2021. The MNK Board of Directors and Shareholders held its annual general meeting in March 2023 and voted to take MNK private.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The historical consolidated financial information included reflects the historical results of operations and financial position of Montauk USA through January 4, 2021 when MNK sold the membership interest of Montauk USA. The consolidated financial statements of Montauk USA became the Company’s historical financial statements following the IPO. Certain historical financial information included relates to periods prior to the Reorganization Transactions. All intercompany balances and transactions have been eliminated in consolidation. The Company utilizes the equity method of accounting for companies where its ownership is greater than
50
% and significant but controlling interest does not exist.
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

-
76
-

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

-
77
-

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
$313 and $332 in insurance proceeds were received for the years ended December 31, 2022 and 2021, respectively, related to an engine failure at an RNG Facility. $3,934 was also received in 2020 for the same engine failure, of which $1,659 was related to the replacement of property and $2,275 was for the related business interruption. These insurance proceeds are included in Gain on insurance proceeds for the years ended December 31, 2022, 2021 and 2020, respectively within the Consolidated Statements of Operations.
Goodwill and Intangible Assets
Goodwill is the cost of an acquisition less the fair value of the identified net assets of the acquired business.
Separately identifiable intangible assets are recorded at their fair values upon acquisition. The Company accounts for its intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). Finite-lived intangible assets include interconnections, customer contracts and trade names & trademarks. The interconnection intangible asset is the exclusive right to utilize an interconnection line between the operating plant and a utility substation to transmit produced natural gas and electricity. Included in that right is full maintenance provided on this line by the utility. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful life as depicted in the chart below. Indefinite intangible assets are not amortized and include emission allowances and land use rights.
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
Leases, (“ASU
2016-02”).
This ASU requires lessees to recognize a
right-of-use
asset and lease liability on the Consolidated Balance Sheet for leases

-
78
-

classified as either operating or finance leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. A right-of-use asset represents an entity’s right to use the underlying asset for the lease term, and a lease liability represents an entity’s obligation to make lease payments. The measurement, recognition and presentation of expenses and cash flows arising from leases by a lessee remains the same. The Company has included further lease disclosures in Note 19.
Long-lived Asset Impairment
In accordance with ASC 360, Property, plant, equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
A summary of impairment losses on tangible and intangible assets for the year ended December 31, 2022, 2021 and 2020 is included in Note 3.
Indefinite-Lived Asset Impairment
Indefinite-lived intangible assets are required to be evaluated for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The evaluation of impairment under ASC 350 requires the use of projections, estimates and assumptions as to the future performance of the Company’s operations, including anticipated future revenues, expected operating costs and the discount factor used. Actual results may differ from projections. If such indefinite-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
Revenue
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers
(“ASC 606”)
.
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

-
79
-

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
Derivative Instruments
The Company applies the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 requires each derivative instrument to be recorded in the Consolidated Balance Sheets at its fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings.
Fair Value of Financial Instruments
The Company employs varying methods and assumptions in estimating the fair value of each class of financial instruments for which it is practical to estimate fair value. For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value due to the short maturity of these instruments. For long-term debt, the carrying amounts approximate fair value as the interest rates obtained by the Company approximate the prevailing interest rates available to the Company for similar instruments.
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
December 31, 2022 and 2021. The Company’s asset retirement obligations are recorded at fair value

-8
0
-

at the time the liability is incurred if a reasonable estimate of fair value can be made. Fair value is determined by calculating the estimated present value of the cost to retire the asset as determined by qualified engineers, based on currently available information and inflation estimates and is considered a Level 3 measurement. The Company’s earn-out liability fair value is determined by calculating the estimated present value of future obligations based on currently available information and the discount factor used and is considered a Level 3 measurement.
A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations and the earn out liability, for the years ended December 31, 2022 and 2021 is included in Note 11.
Renewable Identification Numbers (“RINs”)
The Company generates D3 RINs through its production and sale of RNG used for transportation purposes as prescribed under the Federal Renewable Fuel Standard. The RINs that the Company generates as government incentives through its renewable operating projects can be separated and sold as credits independent from the energy produced and not a result of physical attributes of the Company’s production. Therefore, no cost is allocated to the RIN when it is generated. Revenue is recognized on these Environmental Attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer and transfer of control has occurred. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments. The Company had 0.7 and 0.1 million RINs generated and unsold as of December 31, 2022 and 2021, respectively.
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

-8
1
-

Bonus Plans
The Company recognizes a liability and an expense for incentive compensation bonuses awarded based on the achievement of Company and personnel goals where contractually obliged or where there is a past practice that has created a constructive obligation. An accrual is maintained for the appropriate proportion of the expected bonuses which would become payable at year end.
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU
2019-12,
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
In August 2020, the FASB issued ASU 2020-06, Debt: Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. This guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2020. The ASU does not have a material impact on the Company’s consolidated financial statements or related financial statement disclosures.
Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU and subsequent amendments are codified as Accounting Standards Codification Topic 326, Financial Instruments—Credit Losses (“ASC 326”). Application of ASC 326 was effective for SEC Issuers (excluding smaller reporting companies) for fiscal years beginning after December 15, 2019. Adoption for smaller reporting companies, emerging growth companies and nonpublic entities was deferred due to the COVID-19 pandemic and is required for fiscal years beginning after December 15, 2022. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made a nd
hedging relationships entered into or evaluated on or before December 31, 2022. The FASB included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. The sunset provision has been amended from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company’s current debt agreement bears interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin. LIBOR is no longer utilized as a reference rate.
NOTE 3—
ASSET
IMPAIRMENT
The Company recorded $4,852, $1,191 and $278 in impairment losses for the years ended December 31, 2022, 2021 and 2020, respectively. The 2022 impairments included $2,133 for a REG site wherein the forecasted future cash flows did not exceed the carrying value of the site’s long lived assets. A second REG site was impaired for $1,393 due to a discrete conclusion that certain assets acquired in the May 2021
Asset
acquisition

-8
2
-

would
no longer be utilized by the Company. More information on the Asset acquisition can be found in Note 7. An RNG site was impaired for
$1,108
due to the specific identification of certain assets no longer capable of being
used as designed. Additional impairments were recorded for computer software and hardware no longer being utilized
($191) and an amended customer contract ($27)

no longer in use. The 2021 impairment loss of

$1,191

was due to the closure of two REG Sites and also the disposal of machinery at one RNG site. The Company recorded an impairment loss of $278 for the year ended December 31, 2020 in the Renewable Electricity Generation
segment
. The impairment loss was due to a termination of a development agreement related to the acquisition of Pico Energy, LLC (“Pico”).
Impairment loss was recorded under Operating expenses within the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020.
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

The Company’s performance obligations related to the sale of renewable energy (i.e. RNG and Renewable Electricity) are generally satisfied over time. Revenue related to the sale of renewable energy is generally recognized over time using an output based upon the product quantity delivered to the customer. This measure is used to best depict the Company’s performance to date under the terms of the contract. Revenue from products transferred to customers over time accounted for approximately

29
%,
28
% and
32
% of revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
The nature of the Company’s long-term contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of the Company’s influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the long-term contracts is considered fully constrained.
The Company’s performance obligations related to the sale of Environmental Attributes are generally satisfied at a point in time and were approximately 71%, 72% and 68%
of revenue for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognizes Environmental Attribute revenue at the point in time in which the customer obtains control of the Environmental Attributes, which is generally when the title of the Environmental Attribute passes to the customer upon delivery. In limited cases, title does not transfer to the customer and revenue is not recognized until the customer has accepted the Environmental
Attributes. The Company’s performance obligations under its counterparty sharing agreements are generally satisfied at a point in time when the earnings process is completed by the counterparty. Counterparty sharing arrangement revenues were approximately

1
%,
10
%, and
6
% of revenue for the years ended December 31, 2022, 2021, and 2020, respectively.

-8
3
-

The following tables display the Company’s revenue by major source, excluding realized and unrealized gains or losses under the Company’s gas hedge program, based on product type and timing of transfer of goods and services for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Goods transferred at a point in time	Goods Transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$2,053	$50,845	$52,898
Natural Gas Environmental Attributes	143,025	—	143,025
Electric Commodity	—	10,449	10,449
Electric Environmental Attributes	7,016	—	7,016

	$152,094	$61,294	$213,388

Operating Segment:
RNG	$145,078	$50,845	$195,923
REG	7,016	10,449	17,465

	$152,094	$61,294	$213,388

	Year Ended December 31, 2021
	Goods transferred at a point in time	Goods Transferred over time	Total
Major Goods/Service Line:
Natural Gas Commodity	$15,178	$32,143	$47,321
Natural Gas Environmental Attributes	84,906	—	84,906
Electric Commodity	—	9,692	9,692
Electric Environmental Attributes	6,208	—	6,208

	$106,292	$41,835	$148,127

Operating Segment:
RNG	$100,084	$32,143	$132,227
REG	6,208	9,692	15,900

	$106,292	$41,835	$148,127

-
84
-

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
NOTE 5—ACCOUNTS AND OTHER RECEIVABLES
The Company extends credit based upon an evaluation of the customer’s financial condition. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the Consolidated Statements of Operations. No reserve expense was recorded
for the years ended December 31, 2022, 2021
and 2020.
Accounts and other receivables consist of the following as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Accounts receivables	$7,148	$9,281
Other receivables	57	26
Reimbursable expenses	17	31

Accounts and other receivables	$7,222	$9,338

NOTE 6—ASSETS HELD FOR SALE
In 2021, the Company initiated a plan to sell nitrogen oxide (“NOx”) emissions allowances credits. The Company concluded that it met the criteria under applicable guidance for a long-lived asset to be held for sale, and accordingly reclassified the emissions allowances of $777 as current assets held for sale on the Consolidated Balance Sheet at December 31, 2021. The Company estimated the fair value of these assets and concluded that the fair value exceeded the carrying value and no impairment was recorded by the Company for the year ended December 31, 2021. In March 2022, the NOx emissions allowances credits were sold for $1,088. A $311 gain on sale of intangible assets was recorded for the year ended December 31,
2022.

-8
5
-

NOTE 7—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consists of the following as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Land	$595	$595
Buildings and improvements	29,268	28,693
Machinery and equipment	247,631	246,670
Gas mineral rights	34,526	34,551
Construction work in progress	20,745	12,725

Total	$332,765	$323,234
Less: Accumulated depreciation and amortization	(156,819)	(142,341)

Property, plant & equipment, net	$175,946	$180,893

Depreciation expense for property plant and equipment was $19,251, $19,617 and $18,679 and amortization expense for gas mineral rights was $515, $1,828 and $1,965 for the years ended December 31, 2022, 2021 and 2020, respectively.
In 2022, the Company performed a recoverability test for one REG site when it was determined that it was more likely than not the carrying value of the long-lived assets would not be recoverable. The results of the testing indicated that the site had carrying values in excess of the asset group’s fair value. As a result of the analysis, the company recorded an impairment totaling $
2,089
 in property, plant and equipment for the year ended December 31, 2022. Additionally, $
1,393
 in property, plant and equipment at another REG site was impaired due a discrete conclusion that certain assets acquired in the Asset acquisition would no longer be utilized by the Company. An RNG site was impaired for $
1,108

due specific identification of certain assets no longer capable of being used as designed. Finally, computer software and hardware no longer being utilized ($
191
) were impaired in 2022. The 2021 impairment loss of $
1,191
 was due to the closure of two REG Sites and also the disposal of machinery at one RNG site.
In May 2021, the Company completed a series of transactions (the “Asset acquisition”) with a privately-held entity. The Company paid $
4,142, including $341
 in acquisition costs, for land, building, mobile equipment and other property, plant and equipment for the Montauk Ag Renewables Acquisition. In October 2021, the Company completed a separate purchase with an unrelated privately-held entity. The Company paid $
5,531, including $31
 in acquisition costs, for land, land improvements and a building. $
1,393
 of the assets originally acquired in the May 2021 Asset acquisition have been impaired for the year ended December 31, 2022, as mentioned above and also in Note 3. The Asset acquisitions were accounted for as an asset purchase in accordance with ASC 805, Business combinations, and the purchase price and direct transaction costs have been allocated to the individual assets obtained.

-8
6
-

NOTE 8—GOODWILL AND INTANGIBLE ASSETS, NET
Intangible assets consist of the following as of December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	329	329

Total intangible assets with indefinite lives:	$329	$329

Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $3,107 and $3,034	$11,686	$12,526
Customer contracts, net of accumulated amortization of $17,022 and $17,085	3,680	1,198

Total intangible assets with finite lives:	$15,366	$13,724

Total Goodwill and Intangible assets	$15,755	$14,113

The weighted average remaining useful life of the customer contracts and interconnection is approximately 16 years for both intangible asset categories. Amortization expense was $887, $1,424 and $1,473 for the years ended December 31, 2022, 2021 and 2020, respectively. Impairments related to intangibles totaled $71 for the year ended December 31, 2022, which included $44 related to one REG site discussed in
N
ote 7 and $27 related to an RNG site associated with the early termination of a customer contract.
Amortization expense for customer contracts and interconnection the next five years is as follows:

	Customer Contracts	Inter- Connections
Year Ending
2023	$232	$740
2024	231	740
2025	230	740
2026	230	740
2027	230	740
Thereafter	2,527	7,986
NOTE 9—ASSET RETIREMENT OBLIGATIONS
The following table summarizes the activity associated with asset retirement obligations of the Company for the years ended December 31, 2022, 2021, and 2020:

	Year ended December 31,
	2022	2021	2020
Asset retirement obligations—beginning of year	$5,301	$5,689	$5,928
Accretion expense	296	(160)	320
New asset retirement obligations	—	—	350
Decommissioning	(104)	(228)	(909)

Asset retirement obligations—end of year	$5,493	$5,301	$5,689

-8
7
-

NOTE 10—DERIVATIVE INSTRUMENTS
To mitigate market risk associated with fluctuations in energy commodity prices (natural gas) and interest rates, the Company utilizes various hedges to secure energy commodity pricing and interest rates under a board-approved program. As a result of the hedging strategy employed, the Company had the following realized and unrealized gains and losses in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020:

		Year Ended December 31,
Derivative Instrument	Location	2022	2021	2020
Commodity contracts:
Realized natural gas	Operating revenue	$(7,829)	$—	$551
Unrealized natural gas	Operating revenue	—	—	(388)
Interest rate swaps	Interest expense	2,652	1,422	(628)

Net (loss) gain		$(5,177)	$1,422	$(465)

NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of December 31, 2022 and 2021, set forth by level, within the fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,815	$—	$1,815
Asset retirement obligations	—	—	(5,493)	(5,493)
Pico earn-out liability	—	—	(3,843)	(3,843)

	$—	$1,815	$(9,336)	$(7,521)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative liability	$—	$(839)	$—	$(839)
Asset retirement obligations	—	—	(5,301)	(5,301)
Pico earn-out liability	—	—	(2,721)	(2,721)

	$—	$(839)	$(8,022)	$(8,861)

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the years ended December 31, 2022 and 2021 is included in Note 9.
In addition, certain assets are measured at fair value on a
non-recurring
basis when an indicator of impairment is identified and the assets fair value is determined to be less than its carrying value. See Note 3 for additional information.

-
88
-

NOTE 12—ACCRUED LIABILITIES
The Company’s accrued liabilities consists of the following as of December 31, 2022 and December 31, 2021:

	December 31,
	2022	2021
Accrued expenses	$3,221	$3,551
Payroll and related benefits	1,561	1,239
Royalty	7,836	4,630
Utility	1,605	1,274
Other	867	129

Accrued liabilities	$15,090	$10,823

NOTE 13—DEBT
The Company’s debt consists of the following as of December 31, 2022 and December 31, 2021:

	December 31,
	2022	2021
Term loans	$72,000	$80,000
Revolving credit facility	—	—
Less: current principal maturities	(8,000)	(8,000)
Less: debt issuance costs (on long-term debt)	(495)	(608)

Long-term debt	$63,505	$71,392
Current portion of long-term debt	7,870	7,815

	$71,375	$79,207

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
On August 28, 2019, the Company received a temporary waiver for an anticipated Event of Default (as defined in the Credit Agreement) for the consecutive three-month period ended on August 31, 2019 (the “Specified Event of Default”). The Specified Event of Default was waived through October 1, 2019. On September 12, 2019, the Company entered into the Second Amendment. Among other matters, the Second Amendment redefined the Fixed Charge Coverage Ratio (as defined in the Credit Agreement), reduced the

-
89
-

commitments under the revolving credit facility to $80,000, redefined the Total Leverage Ratio (as defined in the Credit Agreement) and eliminated the RIN Floor (as defined in the Second Amendment) as an Event of Default. In connection with the Second Amendment, the Company paid down the outstanding term loan by $38,250 and the resulting quarterly principal installments were reduced to $2,500.
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
As of December 31, 2022, $72,000 was outstanding under the term loan. In addition, the Company had $3,905 of outstanding letters of credit as of December 31, 2022. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of December 31, 2022, the Company’s capacity available for borrowing under the revolving credit facility was $116,095. Borrowings of the term loan and revolving credit facility bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin. Interest rates as of December 31, 2022 and 2021 were 4.12% and 2.91%, respectively.
The Company accounted for the Fourth amendment as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense in the amount of $412, $483 and $695 for the years ended December 31, 2022, 2021 and 2020, respectively, was recorded in interest expense on the Statement of Operations.
As of December 31, 2022, the Company was in compliance with all financial covenants related to the Credit Agreement.
Annual Maturities of Long-Term Debt
The following is a summary of annual principal maturities of long-term debt as of December 31, 2022:

Year Ending	Amount
2023	$8,000
2024	8,000
2025	12,000
2026	44,000

Total	$72,000

NOTE 14—INCOME TAXES
The Company is subject to income taxes in the U.S. federal jurisdiction and various state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

-
90
-

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains several corporate income tax provisions which include the (i) temporary removal of the
80
%
taxable income limitation on utilization of Net Operating Losses (NOLs) generated before 2021, and (ii) temporarily liberalizing the interest deductions rules under IRC Sec. 163(j) of the Tax Act raising the adjusted taxable income limitation from

30
% to
50
%,
among others. Additionally, on December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was signed into law. Neither the CARES Act nor the Appropriations Act had a material impact on the Company’s financial statements for the years ending December 2022, 2021 and 2020.
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law. The ARPA contains several corporate income tax provisions which include (i) extending the $1 million limitation on deductions for compensation paid to executives of publicly traded corporations to include compensation paid to the eight highest paid individuals (rather than three highest), plus the chief executive officer and the chief financial officer (effective for tax years after 2026), and (ii) extending the period for which companies may claim an employee retention credit. The ARPA did not have a material impact on the Company’s financial statements for the years ending December 31, 2022 and 2021.
The following table details the components of the Company’s income tax provision (benefit) for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2022	2021	2020
Current expense (benefit):
Federal	$321	$—	$—
State	1,109	(91)	81

	$1,430	$(91)	$81

Deferred expense (benefit):
Federal	$6,446	$3,368	$(5,358)
State	172	884	(719)

	$6,618	$4,252	$(6,077)

Income Tax Expense (Benefit)	$8,048	$4,161	$(5,996)

-9
1
-

The following table illustrates the deferred tax assets and liabilities as of December 31, 2022 and December 31, 2021:

	Year ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$6,744	$17,180
Federal tax credits	13,691	12,606
Book reserves	1,368	1,353
Intangible asset amortization	6,701	7,553
Stock compensation	1,087	—
Other	—	230

Total Deferred Tax Assets	29,591	38,922
Less: valuation allowance	(3,950)	(3,900)

Net deferred tax assets	$25,641	$35,022

Deferred tax liabilities:
Property depreciation	$(21,683)	$(23,516)
Stock compensation	—	(936)
Other	(6)	—

Total deferred tax liabilities	(21,689)	(24,452)

Net Deferred t ax a ssets	$3,952	$10,570

As of December 31, 2022, the Company has federal net operating loss (“NOL”) carryforwards of $12,146, which are limited to 80% of taxable income. In 2022, the Company utilized all of its non-limited NOLs.

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
The Company has $13,691 of federal tax credit carryforwards that expire 20 years from the date incurred, which begin to expire in tax year 2026.
The Company has
pre-tax
state net operating loss carryforwards of $17,994 which will begin to expire in tax year 2026.

-9
2
-

The following table details the components of the Company’s income tax provision (benefit) for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Tax provision at federal statutory rate of 21%	$9,081	$(77)	$(293)
State tax provision	998	800	(50)
Permanent differences	15	79	—
Stock compensation	(24)	723	—
162(m) c ompensation limitation	—	4,382	—
Valuation allowance	50	12	(286)
Production tax credit	(2,052)	(2,112)	(2,036)
Return to provision	(20)	(29)	(34)
Impact of MEC partnership dissolution	—	—	(2,417)
Deferred tax adjustments	—	383	(908)
Other	—	—	28

Total Income Tax Expense (Benefit)	$8,048	$4,161	$(5,996)

As of December 31, 2022, the tax years 2018, 2019 and 2020 are subject to examination by the IRS.
Valuation Allowance
The Company annually reviews its deferred tax assets for the possibility they will not be realized. A valuation allowance will be recorded if it is determined more than a 50% likelihood exists that a deferred tax asset will not be realized. A $3,950 valuation allowance exists, which represents the Company’s deferred tax assets that are not expected to be realized. This represents a
$50

increase in the valuation allowance from $
3,900
at the year ended December 31, 2021.
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
At this point in time the Company is not aware of any tax positions taken that would give rise to recording an uncertain tax position. As such, the Company has not recorded any liability for unrecognized tax benefits as of December 31, 2022 or 2021. The Company records interest and penalties as a component of income tax expense. However, as there are no unrecognized tax benefits for the years ended December 31, 2022 and December 31, 2021, the Company has zero penalties or interest accrued at December 31, 2022 and 2021, respectively.
NOTE 15—SHARE-BASED COMPENSATION
In January 2021, Montauk Renewables undertook the Reorganization Transactions which resulted in the Company owning all of the assets and entities (excluding Montauk USA) through which MNK’s business and operations were conducted. As a result of the Distribution, the options outstanding under MNK’s Employee Share Appreciation Rights Scheme (the “SAR Plan”) were cancelled. The Company recorded $2,050 of accelerated compensation expense in its consolidated statements of operations within general and administrative expenses in connection with the cancellation of the options under the SAR Plan for the year ended December 3
1
, 2021.

-9
3
-

The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified
stock options, restricted stock unit and restricted stock awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted stock grants the officers of the Company made elections under Section 83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports restricted shares and restricted stock units when vested and in the case of options, when such awards are settled in the Company’s common stock. As of December 31, 2022, unrecognized MRI EICP compensation expense for awards the Company expects to vest approximated
$17,921 and will be recognized over approximately 4 years.
In connection with a May 2021 asset acquisition, 1,250,000 restricted stock awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with such acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and will only be subject to time-based vesting requirements over a five-year period. The awards were revalued at $15,500. Stock compensation expense related to the two awards was $2,863 for the year ended December 31, 2022.
The restricted stock, restricted stock unit
s
and option awards are subject to vesting schedules that commence or conclude, in the case of the option and restricted stock unit awards, on the one-year
anniversary of the grant date and are subject to the terms and conditions of the MRI EICP and related award agreements including, in the case of the restricted stock awards, each officer having made an election under Section 83(b) of the Code. The Company recorded $10,813 of compensation expense in its consolidated statements of operations within general and administrative expenses for the year ended December 31, 2021 in connection with the withheld 950,214 shares associated with the Section 83(b) elections.
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

-9
4
-

The
following
table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as of December 31, 2022:

	Restricted Shares		Restricted Stock Units		Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
End of period—December 31, 2020	—	$—	—	$—	—	$—

Beginning of period—January 1, 2021	—	—	—	—	—	—
Granted	3,519,827	10.43	379,304	10.23	950,214	11.38
Vested	—	—	—	—	—	—
Forfeited	(950,214)	11.38	(1,320)	11.38	—	—

End of period—December 31, 2021	2,569,613	$10.08	377,984	$10.23	950,214	$11.38

Beginning of period—January 1, 2022	2,569,613	$10.08	377,984	$10.23	950,214	$11.38
Granted	1,250,000	12.40	—
Vested	(541,312)	11.38	(97,984)	10.49	(950,214)	11.38
Forfeited	(1,250,000)	9.04	—	—	—	—

End of period—December 31, 2022	2,028,301	$11.80	280,000	$10.13	—	$—

Stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020 was $9,842, $9,474 and $762, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations.
NOTE 16—DEFINED CONTRIBUTION PLAN
The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was approximately $589, $502 and $521 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
in the aggregate, and on December 22, 2022 entered into the First Amendment of the Second Amended and Restated Loan Agreement and Secured Promissory Note (the “First Amendment of Second Amended Promissory Note”) to amend the maturity date of June 30, 2023, each in accordance with the Company’s obligations set forth in the Transaction Implementation Agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021. The terms of the Amended Promissory Note provide the

-9
5
-

Company a security
interest
of
 800,000
shares of the Company and require MNK to use the proceeds of any such sale of the shares to repay the note. The Amended Promissory Note also has default provisions where MNK will deliver any unsold shares of the Company back to the Company to satisfy repayment of the note. The Amended Promissory Note matures on June 30, 2023.
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
Related Party Reimbursements
Periodically the Company will reimburse MNK and HCI Managerial Services Proprietary Limited, the administrator for the Company’s secondarily listed Johannesburg Stock Exchange trading symbol, for expenses incurred on behalf of the Company. Amounts reimbursed were $68, $813 and $238 for the years ended December 31, 2022, 2021 and 2020, respectively. $26 and $0 were owed as of December 31, 2022 and 2021, respectively.
NOTE 18—SEGMENT INFORMATION
The Company’s reportable segments for the years ended December 31, 2022, 2021, and 2020 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity
plants. The corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s consolidated financial statements. The following table is consistent with the manner in which the chief operating decision maker evaluates the performance of each segment and allocates the Company’s resources. In the following tables “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	For the year ended December 31, 2022
	RNG	REG	Corporate	Total
Total revenue	$196,218	$17,170	$(7,829)	$205,559
Net income (loss)	94,330	(6,756)	(52,380)	35,194
EBITDA	109,297	(1,297)	(42,266)	65,734
Adjusted EBITDA(1)	110,510	1,918	(41,890)	70,538
Total assets	151,998	53,255	127,063	332,316
Capital expenditures	16,667	5,033	577	22,277

(1)	2022 EBITDA Reconciliation

-9
6
-

The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the year ended December 31, 2022:

	For the year ended December 31, 2022
	RNG	REG	Corporate	Total
Net income (loss)	$94,330	$(6,756)	$(52,380)	$35,194
Depreciation and amortization	14,967	5,443	290	20,700
Interest expense	—	—	1,792	1,792
Income tax expense	—	16	8,032	8,048

EBITDA	$109,297	$(1,297)	$(42,266)	$65,734

Impairment loss	1,135	3,526	191	4,852
Net loss (gain) of sale of assets	78	(311)	—	(233)
Transaction costs	—	—	185	185

Adjusted EBITDA	$110,510	$1,918	$(41,890)	$70,538

	For the year ended December 31, 2021
	RNG	REG	Corporate	Total
Total revenue	$131,803	$15,449	$875	$148,127
Net income (loss)	49,387	(3,129)	(50,786)	(4,528)
EBITDA	66,549	2,399	(43,518)	25,430
Adjusted EBITDA(2)	67,812	3,149	(43,012)	27,949
Total assets	150,472	57,980	78,028	286,480
Capital expenditures	7,647	2,296	43	9,986

(2)	2021 EBITDA Reconciliation
The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the year ended December 31, 2021:

	For the year ended December 31, 2021
	RNG	REG	Corporate	Total
Net income (loss)	$49,387	$(3,129)	$(50,786)	$(4,528)
Depreciation and amortization	17,162	5,528	179	22,869
Interest expense	—	—	2,928	2,928
Income tax expense	—	—	4,161	4,161

EBITDA	$66,549	$2,399	$(43,518)	$25,430
Impairment loss	441	750	—	1,191
Net loss on sale of assets	822	—	—	822
Transaction costs	—	—	352	352
Loss on extinguishment of debt	—	—	154	154

Adjusted EBITDA	$67,812	$3,149	$(43,012)	$27,949

	For the year ended December 31, 2020
	RNG	REG	Corporate	Total
Total revenue	$83,236	$16,665	$482	$100,383
Net income (loss)	22,068	(2,713)	(14,752)	4,603
EBITDA	36,920	4,649	(16,506)	25,063
Adjusted EBITDA(3)	37,219	4,948	(16,118)	26,049
Total assets	159,899	52,539	40,918	253,356
Capital expenditure	14,071	3,513	62	17,646

(3)	2020 EBITDA Reconciliation

-9
7
-

The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the year ended December 31, 2020:

	For the year ended December 31, 2020
	RNG	REG	Corporate	Total
Net income (loss)	$22,068	$(2,713)	$(14,752)	$4,603
Depreciation and amortization	14,852	7,086	179	22,117
Interest expense	—	—	4,339	4,339
Income tax expense (benefit)	—	276	(6,272)	(5,996)

EBITDA	$36,920	$4,649	$(16,506)	$25,063
Impairment loss	—	278	—	278
Net loss sale of assets	299	21	—	320
Non-cash hedging charges	—	—	388	388

Adjusted EBITDA	$37,219	$4,948	$(16,118)	$26,049

For the years ended December 31, 2022, 2021 and 2020, two, two and four customers, respectively, made up greater than 10% of our total revenues.

	For the year ended December 31, 2022
	RNG	REG	Corporate	Total
Customer A	32.0%	—	—	32.0%
Customer B	17.0%	—	—	17.0%

	For the year ended December 31, 2021
	RNG	REG	Corporate	Total
Customer A	13.1%	—	—	13.1%
Customer B	12.4%	—	—	12.4%

	For the year ended December 31, 2020
	RNG	REG	Corporate	Total
Customer A	15.1%	—	—	15.1%
Customer B	—	14.4%	—	14.4%
Customer C	14.1%	—	—	14.1%
Customer D	11.3%	—	—	11.3%
NOTE 19—LEASES
The Company leases office space and other office equipment under operating lease arrangements (with initial terms greater than twelve months), expiring in various years through 2033. These leases have been entered into to better enable the Company to conduct business operations. Office space is leased to provide adequate workspace for all employees in Pittsburgh, Pennsylvania and Houston, Texas. Office space and office equipment agreements that exceed 12 months are accounted for as operating leases in accordance with ASC 842, Leases.
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

-
98
-

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
The Company uses its incremental borrowing rate, as the basis to calculate the present value of future lease payments, at lease commencement. The incremental borrowing rate represents the rate of interest a lessee would have to pay to borrow an amount equal to the total lease payments on a collateralized basis over a similar term in a similar economic environment.
As of December 31, 2022, there were no leases entered into which have not yet commenced and that would entitle the Company to significant rights or create additional obligations. The total lease cost included in our consolidated financial statements statement of operations for the years ended December 31, 2022, 2021 and 2020 were $412, $349, and $322, respectively.
Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet and the lease expense for those leases is recognized on a straight-line basis. The short-term lease expense for the years ended December 31, 2022, 2021 and 2020 were approximately $895, $494 and $637, respectively.
Supplemental information related to operating lease arrangements was as follows as of and for the year ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$385	$304
Weighted average remaining lease term (in years)	5.87	1.03
Weighted average discount rate	5.00%	5.00%
Future minimum lease
payments for the years ending December 31, are as follows:

Year Ending
2023	$431
2024	611
2025	624
2026	573
2027	583
Thereafter	3,307
Interest	(1,378)

Total	$4,751

-
99
-

Supplemental information related to
finance lease
arrangements was as follows:

	Years ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of financing lease liabilities	$50	$—
Weighted average remaining lease term (in years)	1.25	—
Weighted average discount rate	5.00%	—
Future minimum finance lease
payments are as follows:

Year Ending
2023	$75
2024	25
Interest	(4)

Total	$96
NOTE 20—COMMITMENTS AND CONTINGENCIES
Concentrations
A substantial portion of the Company’s revenues are generated from five locations in 2022, 2021, and 2020, each in separate areas of the country. For the years ended December 31, 2022, 2021 and 2020, excluding the impact of derivative instruments, approximately 72%, 76% and 80%, respectively, of operating revenues were derived from these locations. In addition, five customers make up approximately 69% and 68% of trade receivables as of December 31, 2022 and December 31, 2021, respectively.
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
Contingencies
The Company, from time to time, may be involved in litigation. At December 31, 2022, management does not believe there are any matters outstanding that would have a material adverse effect on the Company’s financial position or results of operations.

-10
0
-

NOTE 21—QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is the selected quarterly financial data for year 2022 and year 2021, which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis. The Reorganization Transactions resulted in a pro rata distribution whereby the ownership of the Company after the Reorganization Transactions was identical to the ownership of MNK prior to the Reorganization Transaction and was therefore akin to a common control transaction. The retrospective presentation of the periods presented in the consolidated financial statements as a result of this common control transaction require the following unaudited quarterly financial disclosures.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022
Operating revenues	$32,169	$67,884	$55,860	$49,646
Operating (loss) income(1)	(1,651)	23,963	13,632	8,622
Net (loss) income	(1,115)	19,152	11,187	5,970
2021
Operating revenues	$31,447	$31,674	$39,749	$45,257
Operating (loss) income(1)	(12,204)	(537)	6,729	9,347
Net (loss) income	(14,265)	(4,652)	8,896	5,493

(1)
The company received $313 and $332 in insurance proceeds for the years ended December 31, 2022 and 2021, respectively. The proceeds related to an engine failure and related business interruption at an RNG facility.

Note 22—EARNINGS (LOSS) PER SHARE
Earnings (loss) per share was computed using the following common share data for the years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net income (loss)	$35,194	$(4,528)
Basic weighted-average shares outstanding	141,238,851	141,015,213
Dilutive effect of share-based awards	1,340,538	—

Diluted weighted-average shares outstanding	142,579,389	141,015,213

Basic income (loss) per share	$0.25	$(0.03)
Diluted income (loss) per share	$0.25	$(0.03)
As a result of incurring a net loss for the year ended December 31, 2021, 3,897,811 potential antidilutive shares were excluded from the above loss per share calculation.
NOTE 23—SUBSEQUENT EVENTS
Subsequent Events
The Company evaluated its December 31, 2022 consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require disclosure in the consolidated financial statements.

-10
1
-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022 (the end of the period covered by this Annual Report on Form 10-K), the Company’s disclosure controls and procedures were effective, pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act.

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

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting.

There have been no material changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in our Proxy Statement in the section entitled “Proposal No. 1—Election of Directors” under the headings “—Nominees for Election for a Term Expiring at the 2026 Annual Meeting,” and “Information Regarding our Board of Directors and Corporate Governance” under the sub-headings “Code of Business Conduct and Ethics,” “Communications with the Board,” “Board Committees,” “Committee Functions,” and “Audit Committee” and, to the extent necessary, under the section entitled “Delinquent Section 16(a) Reports.” The information in these sections is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is included in Part I of this Report under the header “Information About Our Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in our Proxy Statement under the headings “Proposal No. 1—Election of Directors—Information Regarding our Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, the information required by this item is set forth in our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

As of December 31, 2022, our securities authorized for issuance under equity compensation plans were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted- average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (3)
Equity compensation plan approved by security holders	950,214	$11.38	15,151,975
Equity compensation plan not approved by security holders	—	—	—

Total	950,214		15,151,975

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

The information required by this item is set forth in our Proxy Statement under the headings “Proposal No. 1—Election of Directors—Information Regarding the Board of Directors and Corporate Governance—Director Independence and Controlled Company Exemption” and “Certain Relationships and Related Party Transactions” under the subheadings “Certain Transactions” and “Policies and Procedures for Related Party Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in our Proxy Statement under the heading “Proposal No. 2—Ratification of the Appointment of Grant Thornton LLP as Independent Auditor” under the subheadings “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” and is incorporated herein by reference.

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

(a)(3) Exhibits

Exhibit Number	Description

2.1.1+	Transaction Implementation Agreement, dated as of November 6, 2020, between Montauk Renewables, Inc., Montauk Holdings Limited and Montauk Holdings USA, LLC (incorporated by reference to Exhibit 2.1 our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

2.1.2	Letter Agreement, dated as of January 3, 2021, to the Transaction Implementation Agreement, dated as of November 6, 2020, between Montauk Renewables, Inc., Montauk Holdings Limited and Montauk Holdings USA, LLC (incorporated by reference to Exhibit 2.2 Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

2.2.1+	Membership Interest and Asset Purchase Agreement, dated May 10, 2021, by and among J.P. Carroll & Co., LLC, Eagle Creek Ranch, L.L.C., NR Nutrient Recovery, LLC, Joseph P. Carroll, Jr., Martin A. Redeker and Montauk Swine Ag, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-39919), filed on May 11, 2021)

Exhibit Number	Description

2.2.2	First Amendment to Membership Interest and Asset Purchase Agreement, dated May 26, 2022, by and among J.P. Carroll & Co., LLC, Eagle Creek Ranch, L.L.C., NR3 Nutrient Recovery, LLC, Joseph P. Carroll, Jr., Martin A. Redeker, Montauk Ag Renewables, LLC and Montauk Energy Holdings, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-39919), filed on June 1, 2022)

2.3+	Real Estate Purchase and Sale Agreement, dated May 10, 2021, by and among Greensboro Ecosystems, LLC and Montauk Swine Ag, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K (File No. 001-39919), filed on May 11, 2021)

3.1	Amended and Restated Certificate of Incorporation of Montauk Renewables, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

3.2	Bylaws of Montauk Renewables, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.1^	Montauk Renewables, Inc. Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.2^	Form of Key Employee Separation Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.3^	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.4^	Form of Restricted Stock Unit Award Agreement (Employees) (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.5^	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.6^+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.7^	Form of Indemnification Agreement between Montauk Renewables, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 8, 2021)

10.8^+	Employment Agreement, effective September 25, 2019, between Montauk Energy Holdings LLC and Sean F. McClain (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K (file No. 001-39919), filed March 31, 2021)

10.9^+	Employment Agreement, effective September 25, 2019, between Montauk Energy Holdings LLC and Kevin A. Van Asdalan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.10^+	Employment Agreement, effective September 24, 2019, between Montauk Energy Holdings LLC and James A. Shaw (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.11^+	Employment Agreement, effective June 1, 2020, between Montauk Energy Holdings LLC and John Ciroli (incorporated by reference to Exhibit 10.42 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

Exhibit Number	Description

10.12^	Employment Agreement, effective April 15, 2010, between Montauk Energy Capital, LLC and Scott Hill (incorporated by reference to Exhibit 10.43 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.13.1+	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.13.2	First Amendment, dated as of March 21, 2019, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.13.3	Second Amendment, dated as of September 12, 2019, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1(File No. 333-251312), filed December 11, 2020)

10.13.4	Third Amendment, dated as of January 4, 2021, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.13.5+	Fourth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2021, by and among Montauk Energy Holdings, LLC, the financial institutions from time to time signatory thereto and Comerica Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file No. 001-39919), filed on December 23, 2021)

10.14.1†+	Second Amended & Restated Landfill Gas Rights & Production Facilities Agreement, by and between County of Orange and Bowerman Power LFG, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

10.14.2†+	First Amendment to the Second Amended & Restated Landfill Gas Rights & Production Facilities Agreement, by and between County of Orange and Bowerman Power LFG, LLC (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1(File No. 333-251312), filed December 31, 2021)

10.15+	Renewable Power Purchase and Sale Agreement by and between the City of Anaheim and Bowerman Power LFG, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

10.16†+	Amended and Restated Gas Sale and Purchase Agreement, by and between McCarty Road Landfill TX, LP and GSF Energy, LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

Exhibit Number	Description

10.17†+	Third Amended and Restated Gas Lease Agreement, dated January 1, 2018, by and between Rumpke Sanitary Landfill, Inc. and GSF Energy, LLC (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

10.18†+	Amended and Restated Landfill Gas Purchase and Sale Agreement, dated October 17, 2016, by and between Waste Management of Texas, Inc. and TX LFG Energy, LP (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

10.19.1	Second Amended and Restated Loan Agreement and Promissory Note, by and between Montauk Holdings Limited and Montauk Renewables, (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (file No. 001-39919), filed on December 23, 2021

10.19.2	First Amendment to the Second Amended and Restated Loan Agreement and Secured Promissory Note, dated December 22, 2022, by and between Montauk Renewables, Inc. and Montauk Holdings Limited, (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (file No. 001-39919), filed on December 23, 2022)

21.1	List of subsidiaries of Montauk Renewables, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.1+	Consortium Agreement, dated as of January 24, 2021, by and among the stockholders named therein (incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K (file No. 001-39919), filed March 31, 2021)

^	Exhibits marked with a (^) are management contracts or compensation plans or arrangements.
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

Date: March 16, 2023	Montauk Renewables, Inc.

	By:	/s/ Sean F. McClain
Name: Sean F. McClain
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean F. McClain Sean F. McClain	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023

/s/ Kevin A. Van Asdalan Kevin A. Van Asdalan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2023

* Mohamed H. Ahmed	Lead Director	March 16, 2023

* John A. Copelyn	Chairman of the Board and Director	March 16, 2023

* Jennifer Cunningham	Director	March 16, 2023

* Theventheran G. Govender	Director	March 16, 2023

* Michael A. Jacobson	Director	March 16, 2023

* Yunis Shaik	Director	March 16, 2023

*

The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Sean F. McClain
Name: Sean F. McClain
Title: Attorney-in-Fact