Form 10-Q
period 2023-03-31
Montauk Renewables, Inc.
filed 2023-05-10
CIK 1826600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39919

MONTAUK RENEWABLES, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3189583
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5313 Campbells Run Road, Suite 200 Pittsburgh, Pennsylvania	15205
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock on May 5, 2023 was 143,661,719 shares.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. Forward-looking statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “strive,” “aim,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to future results of operations, financial condition, expectations and plans of the Company, including expected benefits of the Pico feedstock amendment and the Montauk Ag project in North Carolina, the anticipated completion of the Raeger capital improvement project, Second Apex RNG Facility project, the Blue Granite RNG project, any Bowerman expansion project, the resolution of gas collection issues at the McCarty facility, our estimated and projected costs, expenditures, and growth rates, our plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

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
•
the anticipated benefits of the Raeger capital improvement project, Pico feedstock amendment, the Montauk Ag project in North Carolina, the Second Apex RNG facility project, the Blue Granite RNG project and any Bowerman expansion project;
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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONTAUK RENEWABLES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data):

	as of March 31,	as of December 31,
ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$78,043	$105,177
Accounts and other receivables	6,305	7,222
Related party receivable	9,008	9,000
Current portion of derivative instruments	835	879
Prepaid expenses and other current assets	2,440	2,590

Total current assets	$96,631	$124,868

Non-current restricted cash	$407	$407
Property, plant and equipment, net	183,800	175,946
Goodwill and intangible assets, net	15,512	15,755
Deferred tax assets	16,985	3,952
Non-current portion of derivative instruments	584	936
Operating lease right-of-use assets	4,635	4,742
Finance lease right-of-use assets	80	96
Other assets	5,703	5,614

Total assets	$324,337	$332,316

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,232	$4,559
Accrued liabilities	11,354	15,090
Income tax payable	905	402
Current portion of operating lease liability	411	410
Current portion of finance lease liability	74	71
Current portion of long-term debt	7,876	7,870

Total current liabilities	$23,852	$28,402

Long-term debt, less current portion	$61,533	$63,505
Non-current portion of operating lease liability	4,312	4,341
Non-current portion of finance lease liability	6	25
Asset retirement obligations	5,593	5,493
Other liabilities	3,968	3,459

Total liabilities	$99,264	$105,225

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value, authorized 690,000,000 shares; 143,682,811 shares issued at March 31, 2023 and December 31, 2022, respectively; 141,633,417 shares outstanding at March 31, 2023 and December 31, 2022, respectively	1,416	1,416
Treasury stock, at cost, 971,306 shares March 31, 2023 and December 31, 2022, respectively	(11,051)	(11,051)
Additional paid-in capital	207,830	206,060
Retained earnings	26,878	30,666

Total stockholders' equity	225,073	227,091

Total liabilities and stockholders' equity	$324,337	$332,316

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share data):

	Three months ended March 31,
	2023	2022
Total operating revenues	$19,154	$32,169

Operating expenses:
Operating and maintenance expenses	14,182	13,201
General and administrative expenses	9,475	8,495
Royalties, transportation, gathering and production fuel	3,933	7,206
Depreciation, depletion and amortization	5,196	5,153
Gain on insurance proceeds	—	(313)
Impairment loss	451	51
Transaction costs	83	27

Total operating expenses	$33,320	$33,820

Operating loss	$(14,166)	$(1,651)

Other expenses (income):
Interest expense	$1,675	$32
Other expense (income)	7	(310)

Total other expense (income)	$1,682	$(278)

Loss before income taxes	$(15,848)	$(1,373)

Income tax benefit	(12,060)	(258)

Net loss	$(3,788)	$(1,115)

Loss per share:
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

Weighted-average common shares outstanding:
Basic	141,633,417	141,045,477
Diluted	141,633,417	141,045,477

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data):

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained (Deficit) Earnings	Total Equity

Balance at December 31, 2021	141,015,213	$1,410	950,214	$(10,813)	$196,224	$(4,528)	$182,293
Issuance of common stock	42,559	—		—	—	—	—
Treasury stock	—	—	9,130	(91)	—	—	(91)
Net loss	—	—	—	—	—	(1,115)	(1,115)
Stock-based compensation	—	—	—	—	2,334		2,334

Balance at March 31, 2022	141,057,772	$1,410	959,344	$(10,904)	$198,558	$(5,643)	$183,421

Balance at December 31, 2022	141,633,417	$1,416	971,306	$(11,051)	$206,060	$30,666	$227,091
Net loss	—	—	—	—	—	(3,788)	(3,788)
Stock-based compensation	—	—	—	—	1,770	—	1,770

Balance at March 31, 2023	141,633,417	$1,416	971,306	$(11,051)	$207,830	$26,878	$225,073

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,788)	$(1,115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	5,196	5,153
Benefit for deferred income taxes	(13,033)	(236)
Stock-based compensation	1,770	2,334
Derivative mark-to-market adjustments and settlements	396	2,415
Gain on property insurance proceeds	—	(313)
Accretion of asset retirement obligations	100	98
Net loss (gain) on sale of assets	37	(293)
Increase in earn-out liability	214	—
Amortization of debt issuance costs	93	108
Impairment loss	451	51
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	1,033	2,949
Accounts payable and other accrued expenses	(4,307)	(1,554)
Net cash (used in) provided by operating activities	$(11,838)	$9,597
Cash flows from investing activities:
Capital expenditures	$(13,278)	$(2,378)
Proceeds from insurance recovery	—	313
Proceeds from sale of assets	—	1,088
Net cash used in investing activities	$(13,278)	$(977)
Cash flows from financing activities:
Repayments of long-term debt	$(2,000)	$(2,000)
Treasury stock purchase	—	(91)
Finance lease payments	(18)	—
Net cash used in financing activities	$(2,018)	$(2,091)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(27,134)	$6,529
Cash and cash equivalents and restricted cash at beginning of period	$105,606	$53,612
Cash and cash equivalents and restricted cash at end of period	$78,472	$60,141
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$78,043	$59,794
Restricted cash and cash equivalents - current	22	19
Restricted cash and cash equivalents - non-current	407	328
	$78,472	$60,141

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per-share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS

Operations and organization

Montauk Renewables’ Business

Montauk Renewables, Inc. (the “Company” or “Montauk Renewables”) is a renewable energy company specializing in the management, recovery and conversion of biogas into Renewable Natural Gas (“RNG”). The Company captures methane, preventing it from being released into the atmosphere, and converts it into either RNG or electrical power for the electrical grid (“Renewable Electricity”). The Company, headquartered in Pittsburgh, Pennsylvania, has more than 30 years of experience in the development, operation and management of landfill methane-fueled renewable energy projects. The Company has current operations at 15 operating projects located in California, Idaho, Ohio, Oklahoma, Pennsylvania, North Carolina, South Carolina and Texas. The Company sells RNG and Renewable Electricity, taking advantage of Environmental Attribute premiums available under federal and state policies that incentivize their use.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023 (the “2022 Annual Report”). The results of operations for the three months March 31, 2023 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2022, has been derived from the audited financial statements as of that date. For further information, refer to the Company’s audited financial statements and notes thereto included for the year ended December 31, 2022 in the 2022 Annual Report.

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

The Renewable Electricity Generation segment represents the sale of captured electricity and applicable Environmental Attributes. Corporate relates to additional discrete financial information for the corporate function. It is primarily used as a shared service center for maintaining functions such as executive, accounting, treasury, legal, human resources, tax, environmental, engineering and other operations functions not otherwise allocated to a segment. As such, the corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation to the Company’s consolidated financial statements.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU and subsequent amendments are codified as Accounting Standards Codification Topic 326, Financial Instruments—Credit Losses (“ASC 326”). Application of ASC 326 was effective for SEC Issuers (excluding smaller reporting companies) for fiscal years beginning after December 15, 2019. Adoption for smaller reporting companies, emerging growth companies and nonpublic entities was deferred due to the COVID-19 pandemic and was required for fiscal years beginning after December 15, 2022. The ASU did not have a material impact on the Company’s consolidated financial statements or related financial statement disclosures.

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

NOTE 3 – ASSET IMPAIRMENT

The Company recorded an impairment loss of $451 and $51 for the three months ended March 31, 2023 and 2022, respectively. The first quarter 2023 impairment was for a feedstock processing machine component at an RNG site that was not in operational use. The first quarter 2022 impairment related to computer software and hardware no longer being utilized.

NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS

The following tables display the Company’s revenue by major source, excluding realized and unrealized gains or losses under the Company’s gas hedge program, based on product type and timing of transfer of goods and services for the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$204	$7,877	$8,081
Natural gas environmental attributes	6,644	—	6,644
Electric commodity	—	2,621	2,621
Electric environmental attributes	1,808	—	1,808
	$8,656	$10,498	$19,154
Operating segment:
RNG	$6,848	$7,877	$14,725
REG	1,808	2,621	4,429
	$8,656	$10,498	$19,154

	Three months ended March 31, 2022
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$405	$9,488	$9,893
Natural gas environmental attributes	22,710	—	22,710
Electric commodity	—	2,385	2,385
Electric environmental attributes	1,649	—	1,649
	$24,764	$11,873	$36,637
Operating segment:
RNG	$23,115	$9,488	$32,603
REG	1,649	2,385	4,034
	$24,764	$11,873	$36,637

NOTE 5 – ACCOUNTS AND OTHER RECEIVABLES

The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the condensed consolidated statements of operations. No reserve expense was recorded for the three months ended March 31, 2023 and 2022.

Accounts and other receivables consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accounts receivables	$6,214	$7,148
Other receivables	73	57
Reimbursable expenses	18	17
Accounts and other receivables, net	$6,305	$7,222

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Land	$595	$595
Buildings and improvements	29,224	29,268
Machinery and equipment	247,216	247,631
Gas mineral rights	35,526	34,526
Construction work in progress	32,362	20,745
Total	$344,923	$332,765
Less: Accumulated depreciation and amortization	(161,123)	(156,819)
Property, plant & equipment, net	$183,800	$175,946

Depreciation expense for property, plant and equipment was $4,807 and $4,810 and amortization expense for gas mineral rights was $128 for both the three months ended March 31, 2023 and 2022, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and Intangible assets consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	329	329
Total intangible assets with indefinite lives:	$329	$329
Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $3,292 and $3,107	$11,501	$11,686
Customer contracts, net of accumulated amortization of $17,080 and $17,022	3,622	3,680
Total intangible assets with finite lives:	$15,123	$15,366
Total Goodwill and Intangible assets	$15,512	$15,755

As of March 31, 2023, the weighted average remaining useful life of customer contracts and interconnection were both 16 years. Amortization expense was $243 and $215 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

The following table summarizes the activity associated with asset retirement obligations of the Company as of March 31, 2023 and December 31, 2022:

	Three months ended March 31, 2023	Year ended December 31, 2022
Asset retirement obligations—beginning of period	$5,493	$5,301
Accretion expense	100	296
Decommissioning	—	(104)
Asset retirement obligations—end of period	$5,593	$5,493

NOTE 9 – DERIVATIVE INSTRUMENTS

To mitigate market risk associated with fluctuations in energy commodity prices (natural gas) and interest rates, the Company utilizes various derivative contracts to secure energy commodity pricing and interest rates under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the

Company had the following realized and unrealized gains and losses in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

Derivative Instrument	Location	Three months ended March 31, 2023	Three months ended March 31, 2022
Commodity contracts:
Realized natural gas	Operating revenue	$—	$(1,016)
Unrealized natural gas	Operating revenue	—	(3,451)
Interest rate swaps	Interest expense	(396)	1,036
Net loss		$(396)	$(3,431)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of March 31, 2023 and December 31, 2022, set forth by level, within the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,419		$1,419
Asset retirement obligations	—	—	(5,593)	(5,593)
Pico earn-out liability	—	—	(4,057)	(4,057)

	$—	$1,419	$(9,650)	$(8,231)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,815	$—	$1,815
Asset retirement obligations	—	—	(5,493)	(5,493)
Pico earn-out liability	—	—	(3,843)	(3,843)

	$—	$1,815	$(9,336)	$(7,521)

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the three months ended March 31, 2023 and the year ended December 31, 2022 is included in Note 8. In addition, certain assets are measured at fair value on a non-recurring basis when an indicator of impairment is identified and the assets’ fair values are determined to be less than its carrying value. See Note 3 for additional information.

NOTE 11 – ACCRUED LIABILITIES

The Company’s accrued liabilities consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued expenses	$5,241	$3,221
Payroll and related benefits	1,640	1,561
Royalty	2,220	7,836
Utility	1,401	1,605
Other	852	867
Accrued liabilities	$11,354	$15,090

NOTE 12 – DEBT

The Company’s debt consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Term loans	$70,000	$72,000
Less: current principal maturities	(8,000)	(8,000)
Less: debt issuance costs (on long-term debt)	(467)	(495)
Long-term debt	$61,533	$63,505
Current portion of long-term debt	7,876	7,870
	$69,409	$71,375

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

On March 21, 2019, MEH entered into the first amendment to the Credit Agreement (the “First Amendment”), which clarified a variety of terms, definitions and calculations in the Credit Agreement. The Credit Agreement requires the Company to maintain customary affirmative and negative covenants, including certain financial covenants, which are measured at the end of each fiscal quarter. On September 12, 2019, the Company entered into the second amendment to the Credit Agreement (the "Second Amendment"). Among other matters, the Second Amendment redefined the Fixed Charge Coverage Ratio (as defined in the Credit Agreement), reduced the commitments under the revolving credit facility to $80,000, redefined the Total Leverage Ratio (as defined in the Credit Agreement) and eliminated the RIN Floor (as defined in the Second Amendment) as an Event of Default. In connection with the Second Amendment, the Company paid down the outstanding term loan by $38,250 and the resulting quarterly principal installments were reduced to $2,500.

In connection with the completion of the Reorganization Transactions and the IPO, the Company entered into the third amendment to the Credit Agreement (the “Third Amendment”). This amendment permitted the Change of Control provisions, as defined in the underlying agreement, to permit the Reorganization Transactions and IPO to be completed.

On December 21, 2021, MEH entered into the fourth amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement ("the Fourth Amendment"). The current credit agreement, which is secured by a lien on substantially all assets of the Company and certain of its subsidiaries, provides for a $80,000 term loan and a $120,000 revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through 2024, then increases to $3,000 from 2025 to 2026 with a final payment of $32,000 in late 2026.

The Company accounted for the Fourth Amendment as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense was $93 and $108 for the three months ended March 31, 2023 and 2022, respectively and was recorded as interest expense on the statement of operations.

As of March 31, 2023, $70,000 was outstanding under the term loan. In addition, the Company had $4,477 of outstanding letters of credit as of March 31, 2023. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of March 31, 2023, the Company’s capacity available for borrowing under the revolving credit facility was $115,523. Borrowings of the term loans and revolving credit facility bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin. Interest rates as of March 31, 2023 and December 31, 2022 were 6.64% and 4.12%, respectively.

As of March 31, 2023, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

NOTE 13 – INCOME TAXES

The Company’s provision for income taxes in interim periods is typically computed by applying the estimated annual effective tax rate to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended
	March 31, 2023	March 31, 2022
Benefit for income taxes	$(12,060)	$(258)
Effective tax rate	76%	19%

Income tax expense for the three months ended March 31, 2023 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustment for production tax credits and 162(m) compensation limit adjustment. The effective tax rate of 76% for the three months ended March 31, 2023 was higher than the rate for the three months ended March 31, 2022 of 19% primarily due to current period pre-tax book income being higher in 2022. The March 31, 2023 rate also includes utilization of production tax credits and certain discrete items.

Income tax expense for the three months ended March 31, 2022 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustment for production tax credits.

NOTE 14 – SHARE-BASED COMPENSATION

The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified stock options, restricted stock units and restricted share awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted share awards, the officers of the Company made elections under Section 83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports restricted shares and restricted stock units when vested and in the case of options, when such awards are settled in the Company’s common stock. As of March 31, 2023, unrecognized MRI EICP compensation expense for awards the Company expects to vest was $15,332 and will be recognized over approximately 4 years.

In connection with a May 2021 asset acquisition, 1,250,000 restricted share awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with such acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and will only be subject to time-based vesting requirements over a five-year period. The awards were revalued at $15,500. Stock compensation expense related to the two awards was $1,227 for the three months ended March 31, 2023.

The restricted shares, restricted stock units and option awards are subject to vesting schedules that commence or conclude, in the case of the options and restricted stock unit awards, on the one-year anniversary of the grant date and are subject to the terms and conditions of the MRI EICP and related award agreements including, in the case of the restricted share awards, each officer having made an election under Section 83(b) of the Code.

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

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as of March 31, 2023 and March 31, 2022, respectively:

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2022	2,028,301	$11.80	280,000	$10.13	—	$—
Beginning of period - January 1, 2023	2,028,301	$11.80	280,000	$10.13	—	$—
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	(80,000)	10.23	—	—
Exercised	—	—	—	—	—	—
End of period - March 31, 2023	2,028,301	$11.80	200,000	$10.09	—	$—

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2021	2,569,613	$10.08	377,984	$10.23	950,214	$11.38
Beginning of period - January 1, 2022	2,569,613	$10.08	377,984	$10.23	950,214	$11.38
Granted	—	—	—	—	—	—
Vested	(23,705)	11.38	(27,984)	11.38	(950,214)	11.38
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
End of period - March 31, 2022	2,545,908	$10.07	350,000	$10.13	—	$—

As of March 31, 2023 none of the 950,214 vested options have been exercised.

NOTE 15 – DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $143 and $167 for the three months ended March 31, 2023 and 2022, respectively.

Note 16 – RELATED PARTY TRANSACTIONS

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Initial Promissory Note”) with Montauk Holdings Limited (“MNK”). MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000 to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). On February 22, 2021, the Company and MNK entered into an Amended and Restated Promissory Note (the “Amended Promissory Note”) to increase the principal amount of the loan to a total of $7,140, in the aggregate, and on December 22, 2021 entered into the Second Amended and Restated Loan Agreement and Secured Promissory Note (the “Second Amended Promissory Note”) to increase the principal amount of the loan to a total of $8,940, in the aggregate, and on December 22, 2022 entered into the First Amendment of the Second Amended and Restated Loan Agreement and Secured Promissory Note (the “First Amendment of Second Amended Promissory Note”) to amend the maturity date of June 30, 2023, each in accordance with the Company’s obligations set forth in the Transaction Implementation Agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021. The terms of the Amended Promissory Note provide the Company a security interest of 800,000 shares of the Company and require MNK to use the proceeds of any such sale of the shares to repay the note. The Amended Promissory Note also has default provisions where MNK will deliver any unsold shares of the Company back to the Company to satisfy repayment of the note.

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

Related Party Reimbursements

Periodically the Company will reimburse MNK and HCI Managerial Services Proprietary Limited, the administrator for the Company’s secondarily listed Johannesburg Stock Exchange trading symbol, for expenses incurred on behalf of the Company. Amounts reimbursed were $59 and $3 for the three months ended March 31, 2023 and 2022, respectively. $41 and $26 were owed as of March 31, 2023 and December 31, 2022, respectively.

NOTE 17 – SEGMENT INFORMATION

The Company’s reportable segments for the three months ended March 31, 2023 and 2022 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity plants. The corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s condensed consolidated financial statements. The following tables are consistent with the manner in which the chief operating decision maker evaluates the performance of each segment and allocates the Company’s resources. In the following tables, “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	Three Months Ended March 31, 2023
	RNG	REG	Corporate	Total
Total revenue	$14,785	$4,369	$-	$19,154
Net (loss) income	(4,340)	(265)	817	(3,788)
EBITDA	(493)	1,022	(9,506)	(8,977)
Adjusted EBITDA (1)	(5)	1,022	(9,423)	(8,406)
Total assets	156,750	54,846	112,741	324,337
Capital expenditures	10,241	3,031	6	13,278

(1)
First quarter of 2023 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	RNG	REG	Corporate	Total
Net (loss) income	$(4,340)	$(265)	$817	$(3,788)
Depreciation, depletion and amortization	3,847	1,287	62	5,196
Interest expense	—	—	1,675	1,675
Income tax benefit	—	—	(12,060)	(12,060)
EBITDA	$(493)	$1,022	$(9,506)	$(8,977)
Impairment loss	451	—	—	451
Net loss on sale of assets	37	—	—	37
Transaction costs	—	—	83	83
Adjusted EBITDA	$(5)	$1,022	$(9,423)	$(8,406)

	Three Months Ended March 31, 2022
	RNG	REG	Corporate	Total
Total revenue	$32,665	$3,971	$(4,467)	$32,169
Net Income (loss)	12,940	(1,178)	(12,877)	(1,115)
EBITDA	16,620	214	(13,022)	3,812
Adjusted EBITDA (1)	16,327	214	(9,493)	7,048
Total assets	147,981	56,818	82,183	286,982
Capital expenditures	1,012	1,361	5	2,378

(1)
First quarter of 2022 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	RNG	REG	Corporate	Total
Net Income (loss)	$12,940	$(1,178)	$(12,877)	$(1,115)
Depreciation, depletion and amortization	3,680	1,392	81	5,153
Interest expense	—	—	32	32
Income tax benefit	—	—	(258)	(258)
EBITDA	$16,620	$214	$(13,022)	$3,812
Impairment loss	—	—	51	51
Net gain on sale of assets	(293)			(293)
Transaction costs	—	—	27	27
Non cash hedging charges	—	—	3,451	3,451
Adjusted EBITDA	$16,327	$214	$(9,493)	$7,048

For the three months ended March 31, 2023 and 2022, four and five customers, respectively, made up greater than 10% of our total revenues.

	Three Months Ended March 31, 2023
	RNG	REG	Corporate	Total
Customer A	—	21.0%	—	21.0%
Customer B	19.8%	—	—	19.8%
Customer C	17.3%	—	—	17.3%
Customer D	10.5%	—	—	10.5%

	Three Months Ended March 31, 2022
	RNG	REG	Corporate	Total
Customer A	24.3%	—	—	24.3%
Customer B	16.1%	—	—	16.1%
Customer C	—	11.2%	—	11.2%
Customer D	10.6%	—	—	10.6%
Customer E	10.3%	—	—	10.3%

NOTE 18 – LEASES

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

Supplemental information related to operating lease arrangements was as follows:

	Three months ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$86	$64
Weighted average remaining lease term (in years)	5.92	1.05
Weighted average discount rate	5.00%	5.00%

Future minimum operating lease payments are as follows:

Year Ending
Remainder of 2023	$344
2024	611
2025	624
2026	573
2027	583
Thereafter	3,307
Interest	(1,319)
Total	$4,723

Supplemental information related to finance lease arrangements was as follows:

	Three months ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of financing lease liabilities	$19	$—
Weighted average remaining lease term (in years)	1.14	—
Weighted average discount rate	5.00%	—

Future minimum finance lease payments are as follows:

Year Ending
Remainder of 2023	$57
2024	25
Interest	(2)
Total	$80

NOTE 19 – LOSS PER SHARE

Basic and diluted loss per share was computed using the following common share data for the three months ended March 31, 2023 and March 31, 2022, respectively:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Net loss	$(3,788)	$(1,115)
Basic weighted-average shares outstanding	141,633,417	141,045,477
Dilutive effect of share-based awards	—	—
Diluted weighted-average shares outstanding	141,633,417	141,045,477
Basic loss per share	$(0.03)	$(0.01)
Diluted loss per share	$(0.03)	$(0.01)

As a result of incurring a net loss for the three months ended March 31, 2023 and March 31, 2022, potential common shares of 616,496 and 600,467 were excluded from diluted loss per share because the effect would have been antidilutive.

NOTE 20 – SUBSEQUENT EVENTS

The Company evaluated its March 31, 2023 condensed consolidated financial statements through the date the financial statements were issued. On April 19, 2023, the Company granted 2,100,000 stock options to certain executive officers. The exercise price of the options is $6.77 and they vest in one third increments beginning in 2026. The stock option awards expire one year after vesting.

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

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A.–Risk Factors” of our 2022 Annual Report and elsewhere in this report.

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

Recent Developments

RINs Generated but Unsold

Our profitability is highly dependent on the market price of Environmental Attributes, including the market price for RINs. As we self-market a significant portion of our RINs, a strategic decision not to commit to transfer available RINs during a period will impact our operating revenue and operating profit. The industry experienced volatile D3 RIN index prices since the EPAs release of the 2023 RVO in December 2022. The RVO released in December 2022 also included a three-year volume compliance schedule rather than annual volume obligations. The final RVO is due to be released in June 2023 which has temporarily impacted the timing of D3 RIN transfers from 2023 RNG production.

Though the average market price of D3 RINs since the 2023 RVO release was approximately $2.18, the market price declined as low as $1.88 in February 2023 from a D3 RIN index price of $2.43 on the day of the 2023 RVO release. We viewed this reduction in price as temporary and, accordingly, we determined not to transfer a significant amount of D3 RINs generated and available for transfer from 2023 RNG production during the first quarter of 2023. As a result, at March 31, 2023, we had approximately 7,325 RINs in inventory from 2023 RNG production. We sold the majority of D3 RINs generated and available for transfer from 2022 RNG production.

We have committed to transfer a significant amount of RINs generated but unsold as of March 31, 2023 and expect to transfer the majority of these RINs during the second quarter of 2023. The average D3 RIN index price during the month of May 2023 was approximately $1.97.

Blue Granite RNG Project

In the first quarter of 2023, we announced the planned entrance into South Carolina with the development of a new landfill gas-to-RNG facility. The planned project is expected to contribute approximately 900 MMBtu per day of production capacity upon commissioning. We expect to incur capital expenditures beginning in the second quarter of 2023 and expect the project to be complete and become commercially operational in 2025.

Pico Digestion Capacity Increase

During the first quarter of 2023, CARB finalized the engineering review of the Pico facility's provisional CI application and released it for public comment. The public comment period ended March 14, 2023 and we did not receive any significant comments. CARB certified our Tier 2 application and the certified CI value will be used starting in the fourth quarter of 2022 to report and generate LCFS credits. We plan to release the remaining gas from storage in the second quarter of 2023.

Related to our Pico feedstock amendment, which increased the amount of feedstock supplied to the facility for processing over a one to three-year period (the “Pico Feedstock Amendment”), the dairy began delivering the first and second increases in feedstock during the third quarter of 2022 and we have made three payments to the dairy as required in the Pico Feedstock Agreement. The improved efficiencies of our existing digestion process and the water management improvements have enabled us to process the increased feedstock volumes which we current expect to increase by five to ten percent once all increased feedstock deliveries have been received from the dairy. We completed the design of the digestion capacity project in the third quarter of 2022 and continue to incur capital expenditures related to the construction of the project. We currently expect the construction of the project to be functionally completed during the third quarter of 2023. We currently expect the dairy to begin delivering the final increase in feedstock volumes during 2024.

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

We continue to work with our engineer of record through the optimization of improvements to the now patented reactor technology. However, we have not completed our improvements, and we have not reached commercial operations at the Turkey, NC location. The improvements to the reactor technology are intended to be deployed at the Turkey, NC location. In the first quarter of 2023, we completed the relocation of the reactor in Magnolia, NC to the Turkey, NC location to centralize processing at one location.

While these project developments continue, we continue to engage with regulatory agencies in North Carolina related to the resulting power generation derived from swine waste to confirm its eligibility for Renewable Energy Credits under North Carolina’s Renewable Energy Portfolio Standards in anticipation of commercial production. Accordingly, our Turkey location has been approved to participate in the Piedmont Natural Gas Renewable Gas Pilot Program which is a step towards obtaining the New Renewable Energy Facility (“NREF”) designation under the North Carolina Utilities Commission. Due to our consolidation of operations at the Turkey, NC location and based on our current expectations related to commercial operations, we have paused our registration process to obtain NREF status for the Turkey, NC location.

In the first quarter of 2023, we signed a receipt interconnection agreement with Piedmont Natural Gas for the Turkey, NC location. This agreement is structured to coincide with the development timeline at the Turkey, NC location. Also during the first quarter of 2023, we signed a lease agreement with Piedmont Natural Gas to provide access to the Turkey, NC property during construction of the interconnection. We are also in varying stages of discussions with potential power purchasers.

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

Bowerman Power RNG Expansion Project

We monitor biogas supply availability across our portfolio and seek to maximize production at existing projects by expanding operations when economically feasible. In the second quarter of 2023, we entered into late stages of negotiation of a development opportunity to develop, own, and operate an RNG facility alongside our existing REG facility in Irvine, California. We intend to beneficially process the available feedstock, of which we currently estimate to be approximately 2,485 MMBtu in excess of what the REG facility can process. While we believe we are in the late stages of negotiation and expect to finalize the development opportunity, no assurances can be given that our plans related to this negotiation will meet our expectations.

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

Regulatory, Environmental and Social Trends

Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. On December 30, 2022 EPA issued proposed rules in the Federal Register for Renewable Fuel Standard (RFS) Program Standards for 2023-2025. Final volumes for cellulosic biofuel were set at 720, 1,420 and 2,130 million RINs for the three years 2023, 2024 and 2025, respectively. The proposed standards also introduced the new regulatory program governing renewable electricity with eRINs which is scheduled to start January 1, 2024. The cellulosic biofuel volumes include a portion dedicated to eRINs. In 2024, 600 million of the total 1,420 million and in 2025 1,200 million of the total 2,130 million are the volume obligations from eRINs. The proposed standards also introduced significant changes to the existing RFS program that will require the RNG industry to modify how all RINs are generated. Final RFS Program rules are to be issued by June 14, 2023 per a court-ordered deadline established by the settlement agreement with Growth Energy.

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

We report revenues from two operating segments: Renewable Natural Gas and Renewable Electricity Generation. Corporate relates to additional discrete financial information for the corporate function; primarily used as a shared service center for maintaining functions such as executive, accounting, treasury, legal, human resources, tax, environmental, engineering, and other operations functions not otherwise allocated to a segment. As such, the corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation to the Company’s consolidated financial statements

•
Renewable Natural Gas Revenues: We record revenues from the production and sale of RNG and the generation and sale of the Environmental Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take counterparties as consideration for such counterparties using the RNG as a transportation fuel. We monetize a portion of our RNG production under fixed-price agreements which provide floor prices in excess of commodity indices.
•
Renewable Electricity Generation Revenues: We record revenues from the production and sale of Renewable Electricity and the generation and sale of the Environmental Attributes, such as RECs, derived from Renewable Electricity. All of our Renewable Electricity production is monetized under fixed-price PPAs from our existing operating projects.
•
Corporate Revenues: Corporate reports realized and unrealized gains or losses under our gas hedge programs. The Company has not entered into gas hedge programs as of March 31, 2023. Corporate also relates to additional discrete financial information for the corporate function; primarily used as a shared service center for maintaining functions such as executive, accounting, treasury, legal, human resources, tax, environmental, engineering and other operations functions not otherwise allocated to a segment.

Our operating revenues are priced based on published index prices which can be influenced by factors outside our control, such as market impacts on commodity pricing and regulatory developments. Strategic decisions to not monetize RINs available to be transferred will have an impact on our operating revenues and operating profit. As we self market a significant portion of our RINs and as the RFS is based on annual compliance, any strategic decision to not monetize available RINs in a quarter could impact the timing of operating revenues recognized during a fiscal year. With our royalty payments structured as a percentage of revenue, royalty payments fluctuate with changes in revenues. Due to these factors, we place a primary focus on managing production volumes and operating and maintenance expenses as these factors are more controllable by us.

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

•
The landfill host at our McCarty facility recently changed its wellfield collection system which has contributed to elevated nitrogen in the feedstock received by our facility. Additionally, the landfill host modified the wellfield bifurcation approach which has impacted the quantity of feedstock received at the facility. We are working with the landfill host but have currently experienced lower volumes of feedstock available to be processed at the McCarty facility. We currently expect lower than historical volumes through the end of 2023.
•
Our processing of increased Pico feedstock during 2023 may be impacted while we expand the receiving capacity associated with the Pico digestion capacity increase.

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

During the first quarter of 2023, our Pico dairy farm project was awarded a more attractive CI by CARB, thereby generating LCFS credits at a multiple of those generated by our landfill projects.

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
•
General and Administrative Expenses: General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. We expect increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2023. The Company accounts for share-based compensation related to grants made through its equity and incentive compensation plan under FASB ASC 718. For more information, see Note 14 to our unaudited condensed consolidated financial statements related to share-based compensation.
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

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

	Three Months Ended March 31,			Change
	2023	2022	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$14,785	$32,666	$(17,881)	(54.7%)
Renewable Electricity Generation Total Revenues	$4,369	$3,971	$398	10.0%

RNG Metrics
CY RNG production volumes (MMBtu)	1,352	1,369	(17)	(1.2%)
Less: Current period RNG volumes under fixed/floor-price contracts	(304)	(310)	6	(1.9%)
Plus: Prior period RNG volumes dispensed in current period	368	372	(4)	(1.1%)
Less: Current period RNG production volumes not dispensed	(418)	(410)	(8)	2.0%
Total RNG volumes available for RIN generation (1)	998	1,021	(23)	(2.3%)

RIN Metrics
Current RIN generation ( x 11.727) (2)	11,700	11,967	(267)	(2.2%)
Less: Counterparty share (RINs)	(1,224)	(1,216)	(8)	0.7%
Plus: Prior period RINs carried into current period	739	128	611	477.3%
Less: CY RINs carried into next CY	—	—	—	—
Total RINs available for sale (3)	11,215	10,879	336	3.1%
Less: RINs sold	(2,949)	(6,485)	3,536	(54.5%)
RIN Inventory	8,266	4,394	3,872	88.1%
RNG Inventory (volumes not dispensed for RINs) (4)	418	410	8	2.0%
Average Realized RIN price	$2.01	$3.46	$(1.45)	(41.9%)

Operating Expenses
Renewable Natural Gas Operating Expenses	$14,808	$16,345	$(1,537)	(9.4%)
Operating Expenses per MMBtu (actual)	$10.95	$11.94	$(0.99)	(8.3%)

REG Operating Expenses	$3,328	$3,737	$(409)	(10.9%)
$/MWh (actual)	$72.35	$83.04	$(10.69)	(12.9%)

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	46	45	1	2.2%
Average Realized Price $/MWh (actual)	$94.98	$88.27	$6.71	7.6%

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
(4)
Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income for the periods set forth below:

	Three Months Ended March 31,			Change
	2023	2022	Change	%
Total operating revenues	$19,154	$32,169	$(13,015)	(40.5)%
Operating expenses:
Operating and maintenance expenses	14,182	13,201	981	7.4%
General and administrative expenses	9,475	8,495	980	11.5%
Royalties, transportation, gathering and production fuel	3,933	7,206	(3,273)	(45.4)%
Depreciation, depletion and amortization	5,196	5,153	43	0.8%
Gain on insurance proceeds	-	(313)	313	(100.0)%
Impairment loss	451	51	400	784.3%
Transaction costs	83	27	56	207.4%
Total operating expenses	33,320	33,820	(500)	(1.5)%
Operating loss	$(14,166)	$(1,651)	$(12,515)	758.0%
Other expenses/ (income):	1,682	(278)	1,960	(705.0)%
Income tax benefit	(12,060)	(258)	(11,802)	4,574.4%
Net loss	$(3,788)	$(1,115)	$(2,673)	239.7%

Revenues for the Three Months Ended March 31, 2023 and 2022

Total revenues in the first quarter of 2023 were $19,154 a decrease of $13,015 (40.5%) compared to $32,169 in the first quarter of 2022. The decrease is primarily related to our strategic decision to not self market a significant amount of RINs from 2023 RNG production due to our belief that first quarter of 2023 D3 RIN index volatility was temporary. Of the 6,485 RINs sold in the first quarter of 2022, 3,800 RINs were related to 2021 RNG production. The decrease is partially offset by losses recognized in the first quarter of 2022 of $3,451 which is related to gas commodity hedge program that has since expired.

Renewable Natural Gas Revenues

We produced 1,352 MMBtu of RNG during the first quarter of 2023, a decrease of 17 MMBtu over the 1,369 MMBtu (1.2%) produced in the first quarter of 2022. Our Rumpke facility produced 17 more MMBtu in the first quarter of 2023 compared to the first quarter of 2022 as a result of process equipment failure in the first quarter of 2022. Our Apex facility produced 15 more MMBtu in the first quarter of 2023 compared to the first quarter of 2022 as a result of process equipment failure in the first quarter of 2022. Our Galveston facility produced 33 fewer MMBtu in the first quarter of 2023 compared to the first quarter of 2022 as a result of temporary reduction of feedstock inlet during modifications to process equipment. Also contributing to the decrease is our Pico facility which produced 16 fewer MMBtu in the first quarter of 2023 compared to the first quarter of 2022 as a result of operational process challenges in the first quarter of 2023.

Revenues from the Renewable Natural Gas segment in the first quarter of 2023 were $14,785, a decrease of $17,881 (54.7%) compared to $32,666 in the first quarter of 2022. Average commodity pricing for natural gas for the first quarter of 2023 was $3.42 per MMBtu, 30.9% lower than the first quarter of 2022. During the first quarter of 2023, we self-monetized 2,949 RINs, representing a 3,536 decrease (54.5%) compared to 6,485 in the first quarter of 2022. The decrease was primarily related to our strategic decision to not self market a significant amount of RINs from 2023 RNG production. Average pricing realized on RIN sales during the first quarter of 2023 was $2.01 as compared to $3.46 in the first quarter of 2022, a decrease of 41.9%. This compares to the average D3 RIN index price for the first quarter of 2023 of $2.03 being approximately 37.5% lower than the average D3 RIN index price in the first quarter of 2022. At March 31, 2023, we had approximately 418 MMBtu available for RIN generation and we had approximately 8,266 RINs generated and unsold. At March 31, 2022, we had approximately 410 MMBtu available for RIN generation and 4,394 RINs generated and unsold.

Renewable Electricity Generation Revenues

We produced approximately 46 MWh in Renewable Electricity in the first quarter of 2023, an increase of 1 MWh (2.2%) from 45 MWh in the first quarter of 2022. Our Bowerman facility produced 2 MWh more in the first quarter of 2023 compared to the first quarter of 2022 as a result of preventative engine maintenance performed during the first quarter of 2022. Our Tulsa facility produced approximately 1 MWh less in the first quarter of 2023 compared to the first quarter of 2022 due to engine component failures in the first quarter of 2023.

Revenues from Renewable Electricity facilities in the first quarter of 2023 were $4,369, an increase of $398 (10.0%) compared to $3,971 in the first quarter of 2022. The increase is primarily driven by the increase in our Bowerman facility production volumes.

In the first quarter of 2023, 99.8% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 100% in the first quarter of 2022. This provides the Company with certainty of price resulting from our Renewable Electricity sites.

Corporate Analysis

While we did not have any gas commodity hedge programs in the first quarter of 2023, our gas commodity hedge program during the first quarter of 2022 was priced as rates below actual index prices resulting in realized losses of $3,451.

Expenses for the Three Months Ended March 31, 2023 and 2022

General and Administrative Expenses

Total general and administrative expenses were $9,475 for the first quarter of 2023, an increase of $980 (12.6%) compared to $8,495 for the first quarter of 2022. Our general and administrative expense for the first quarter of 2023 increased approximately $1,136 compared to the first quarter of 2022 associated with the Montauk Ag Renewables. The increase was primarily driven by stock-based compensation expense as a result of the 2022 amendments to restricted share awards issued in the Montauk Ag Renewables acquisition. Partially offsetting this increase is a reversal of approximately $328 stock based compensation expense related to forfeited stock awards. Also, our professional fees increased approximately $783 (61.1%) in the first quarter of 2023 as compared to the first quarter of 2022.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the first quarter of 2023 were $11,342, an increase of $1,782 (18.6%) as compared to $9,560 in the first quarter of 2022. Our McCarty facility incurred increased scheduled preventative maintenance expenses of approximately $314. Our Apex facility operating and maintenance expenses increased approximately $950 as a result of timing of preventative maintenance and increased waste disposal costs in the first quarter of 2023 as compared to first quarter of 2022.

Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the first quarter of 2023 were $3,466, a decrease of $3,319 (48.9%) compared to $6,785 in the first quarter of 2022. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 23.4% for the first quarter of 2023 from 20.8% in the first quarter of 2022. The decrease in royalties, transportation, gathering and production fuel expenses is primarily related to the decrease in RNG revenues in the first quarter of 2023 compared to the first quarter of 2022.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the first quarter of 2023 were $2,861, a decrease of $455 (13.7%) compared to $3,316 in the first quarter of 2022. The decrease is primarily related to scheduled preventative maintenance at our Bowerman facility, which was approximately $832 higher in the first quarter of 2022 compared to the first quarter of 2023.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first quarter of 2023 were $467, an increase of $46 (10.9%) compared to $421in the first quarter of 2022. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses decreased to 10.7% from 10.6%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the first quarter of 2023 were $3,933, a decrease of $3,273 (45.4%) compared to $7,206 in the first quarter of 2022. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the first quarter of 2023 was $5,196, an increase of $43 (0.8%) compared to $5,153 in the first quarter of 2022. The increase is associated with the payments related to the Pico Feedstock Agreement.

Impairment loss

We calculated and recorded an impairment loss of $451 in the first quarter of 2023, an increase of $400 (784.3%) compared to $51 in the first quarter of 2022. The impairment in the first quarter of 2023 was related to a feedstock processing machine component at an RNG facility that was not operating at an optimal level. The first quarter of 2022 impairment was related to computer software and hardware no longer being utilized.

Other Expense (Income)

Other expense in the first quarter of 2023 was $1,682, an increase of $1,960 (705.0%) compared to other income of $278 in the first quarter of 2022. The increase is primarily related to an increase in interest expense of $1,643 from the first quarter of 2023 compared to the first quarter of 2022. In the first quarter of 2022, we recognized a gain of $311 from the sale of NOx emissions allowances credits.

Income Tax Expense

Income tax expense for the three months ended March 31,2023 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustments for production tax credits and 162(m) compensation limitation.

The effective tax rate of 76.10% for the three months ended March 31, 2023 was higher than the rate for the three months ended March 31, 2022 of 18.79% primarily due to current period pre-tax book income being higher in 2022. The March 31,2023 rate also includes utilization of production tax credits and certain discrete items.

Operating Loss (Profit) for the Three Months Ended March 31, 2023 and 2022

Operating loss in the first quarter of 2023 was $14,166, an increase of $12,515 (757.9%) compared to $1,651 in the first quarter of 2022. RNG operating loss for the first quarter of 2023 was $4,285, a decrease of $17,258 (133.0%) compared to operating profit of $12,973 in the first quarter of 2022. Renewable Electricity Generation operating loss for the first quarter of 2023 was $247, a decrease of $1,225 (83.2%) compared $1,471 for the first quarter of 2022.

Non-GAAP Financial Measures:

The following table presents EBITDA and Adjusted EBITDA, non-GAAP financial measures for each of the periods presented below. We present EBITDA and Adjusted EBITDA because we believe the measures assist investors in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, EBITDA and Adjusted EBITDA are financial measurements of performance that management and the board of directors use in their financial and operational decision-making and in the determination of certain compensation programs. EBITDA and Adjusted EBITDA are supplemental performance measures that are not required by or presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to net (loss) income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities or a measure of our liquidity or profitability.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net (loss) income, which is the most directly comparable GAAP measure, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net Loss	$(3,788)	$(1,115)
Depreciation, depletion and amortization	5,196	5,153
Interest expense	1,675	32
Income tax benefit	(12,060)	(258)
Consolidated EBITDA	(8,977)	3,812

Impairment loss (1)	451	51
Net loss (gain) of sale of assets	37	(293)
Transaction costs	83	27
Non-cash hedging charges	—	3,451
Adjusted EBITDA	$(8,406)	$7,048

(1)
During the three months ended March 31, 2023, we recorded an impairment loss of $451 in connection to a feedstock processing machine component that was not operating at an optimal level. During the three months ended March 31, 2022, we recorded an impairment loss of $51 related to computer software and hardware no longer being utilized.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2023 and March 31, 2022, our cash and cash equivalents, net of restricted cash, was $78,043 and $59,794 respectively. We intend to fund near-term development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.

At March 31, 2023, we had debt before debt issuance costs of $70,000, compared to debt before debt issuance costs of $72,000 at December 31, 2022.

Our debt before issuance costs (in thousands) are as follows:

	March 31, 2023	December 31, 2022
Term loan	$70,000	72,000
Revolving credit facility	—	—
Debt before debt issuance costs	$70,000	$72,000

Amended Credit Agreement

On December 21, 2021, the Company entered into the Fourth Amendment with Comerica and certain other financial institutions. The current credit agreement, which is secured by a lien on substantially all of our assets and assets of certain of our subsidiaries, provides for a five-year $80,000 term loan and a five-year $120,000 revolving credit facility.

As of March 31, 2023, $70,000 was outstanding under the term loan and we had no outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through 2024, then increases to $3,000 through 2026, with a final payment of $32,000 in late 2026 with an interest rate of 6.64% and 4.12% at March 31, 2023 and December 31, 2022, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).

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

As of March 31, 2023, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.

The Amended Credit Agreement replaced our prior credit agreements with Comerica and a portion of the proceeds of the term loan made under the Amended Credit Agreement were used by us to, among other things, fully satisfy an aggregate of $59,197 outstanding principal under such credit agreements. For additional information regarding the Amended Credit Agreement, see Note 12— Debt to our unaudited condensed consolidated financial statements.

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2023 capital expenditures to range between $15,000 and $19,000. Our 2023 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, other specific facility improvements, and information technology improvements. Additionally, we currently estimate that our existing 2023 development capital expenditures will range between $70,000 and $100,000. The majority of our 2023 development capital expenditures are related to our Pico digestion capacity increase, the ongoing development of Montauk Ag Renewables, our second Apex facility, and our recently announced Blue Granite RNG project. Our Amended Credit Agreement provides us with a $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. We are currently in various stages of discussions regarding a variety of strategic growth opportunities. Included amongst these opportunities are: approximately up to seven LFG RNG sites and waste water treatment to RNG opportunities. If we ultimately enter into definitive agreements for any of these opportunities, we expect to incur material capital expenditures related to either acquisition costs or development costs, or both. As we continue to explore strategic growth opportunities and while we have entered into nonbinding letters of intent for certain of these opportunities, we provide no assurances that our plans related to any or all of these strategic opportunities will progress to definitive agreements. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Amended Credit Agreement would allow us to pursue and close on our identified strategic growth opportunities in addition to the previously discussed non-development and development capital expenditures.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(11,838)	$9,597
Investing activities	(13,278)	(977)
Financing activities	(2,018)	(2,091)
Net (decrease) increase in cash and cash equivalents	(27,134)	6,529
Restricted cash, end of the period	429	347
Cash and cash equivalents, end of period	78,472	60,141

For the first three months of 2023, we used $11,838 of cash from operating activities compared to $9,597 of cash provided by operating activities in the first three months of 2022. For the first three months of 2023, income and adjustments to income from operating activities used $8,565 compared to income and adjustments to income providing $8,202 in first three months of 2022.

Included within income and adjustments to income from operating activities for the first three months of 2023 was an increase of $12,797 related to the deferred tax provision adjustment. Working capital and other assets and liabilities used $3,274 in the first three months of 2023 compared to working capital and other assets and liabilities providing $1,395 in the first three months of 2022.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. Our capital expenditures for the first three months of 2023 were $13,278, of which $5,440, $2,689, and $1,954 were related to the ongoing development of the Pico facility digestion capacity increase, the Montauk Ag Renewables in North Carolina, and second Apex RNG facility, respectively.

Our net cash flows used in financing activities of $2,018 for the first three months of 2023 decreased by $73 compared to cash used in financing activities in the first three months of 2022 of $2,091.

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

The Company has contractual obligations involving asset retirement obligations. See Note 8 in the unaudited condensed consolidated financial statements for further information regarding the asset retirement obligations.

The Company has contractual obligations under our debt agreement, including interest payments and principal repayments. See Note 12 in the unaudited condensed consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During the first three months of 2023, we had approximately $4,477 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no draw downs on these outstanding letters of credit. During the first three months of 2022, we did not have off-balance sheet arrangements other than outstanding letters of credit of approximately $3,905.

The Company has contractual obligations involving operating leases. The Company leases office space and other office equipment under operating lease arrangements, expiring in various years through 2033. See Note 18 in the unaudited condensed consolidated financial statements for further information related to the lease obligations.

The Company has other contractual obligations associated with our fuel supply agreements. The expiration of these agreements range between 4-20 years. The minimum royalty and capital obligation associated with these agreements range from $8 to $1,385.

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

Finite-Lived Asset Impairment

In accordance with FASB ASC Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material. We identified discrete events and recorded impairment of $451 and $51 for the three months ended March 31, 2023 and 2022, respectively. See Note 3 in the unaudited condensed consolidated financial statements for further information related to asset impairments.

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

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2 of our unaudited condensed consolidated financial statements in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since our disclosure in Quantitative and Qualitative Disclosures About Market Risk included as Item 7A in our 2022 Annual Report.

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

ITEM 1A. RISK FACTORS

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A discussion of our risk factors can be found in Part I, “Item 1A Risk Factors” in our 2022 Annual Report any of which could have a material effect on us.

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

From the closing of the IPO through March 31, 2023, approximately $15.0 million of the net proceeds from the IPO have been used by Montauk for the following: the Montauk Ag Asset Acquisition in May 2021, the purchase of the real-estate and property in October 2021 related to Montauk Ag, and subsequent development activities related to Montauk Ag Renewables. An immaterial amount has been used relating to other possible acquisitions and projects. As of March 31, 2023, all net proceeds have been used by the Company.

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

May 10, 2023	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Financial and Accounting Officer)