Form 10-Q
period 2023-06-30
Montauk Renewables, Inc.
filed 2023-08-09
CIK 1826600

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of outstanding shares of the registrant’s common stock on August 4, 2023 was 143,661,719 shares.

```

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. Forward-looking statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “strive,” “aim,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to future results of operations, financial condition, estimated and projected costs, and plans and objectives for future operations, growth, strategies or initiatives, including the Pico feedstock amendment, the Montauk Ag project in North Carolina, the Raeger capital improvement project, the Second Apex RNG Facility project, the Blue Granite RNG project, the Bowerman RNG project, the delivery of biogenic carbon dioxide volumes to European Energy, and the resolution of gas collection issues at the McCarty facility, are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

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
•
expected benefits from the extension of the Production Tax Credit and Investment Tax Credit under the Inflation Reduction Act of 2022;
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
•
concentrated stock ownership by a few stockholders and related control over the outcome of all matters subject to a stockholder vote; and
•
other risks and uncertainties detailed in the section titled “Risk Factors” in our latest Annual Report on Form 10-K and as otherwise disclosed in our filings with the SEC.

We make many of our forward-looking statements based on our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties. See the “Risk Factors” section in our latest Annual Report on Form 10-K and our other filings with the SEC.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONTAUK RENEWABLES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data):

	As of June 30,	As of December 31,
ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$77,630	$105,177
Accounts and other receivables	13,215	7,222
Related party receivable	10,117	9,000
Income tax receivable	483	—
Current portion of derivative instruments	1,004	879
Prepaid expenses and other current assets	5,833	2,590

Total current assets	$108,282	$124,868

Non-current restricted cash	$408	$407
Property, plant and equipment, net	194,846	175,946
Goodwill and intangible assets, net	15,269	15,755
Deferred tax assets	3,865	3,952
Non-current portion of derivative instruments	930	936
Operating lease right-of-use assets	4,528	4,742
Finance lease right-of-use assets	62	96
Other assets	8,150	5,614

Total assets	$336,340	$332,316

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,027	$4,559
Accrued liabilities	21,606	15,090
Income tax payable	—	402
Current portion of operating lease liability	414	410
Current portion of finance lease liability	62	71
Current portion of long-term debt	7,880	7,870

Total current liabilities	$34,989	$28,402

Long-term debt, less current portion	$59,560	$63,505
Non-current portion of operating lease liability	4,282	4,341
Non-current portion of finance lease liability	—	25
Asset retirement obligations	5,695	5,493
Other liabilities	4,013	3,459

Total liabilities	$108,539	$105,225

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value, authorized 690,000,000 shares; 143,682,811 shares issued at June 30, 2023 and December 31, 2022, respectively; 141,633,417 shares outstanding at June 30, 2023 and December 31, 2022, respectively	1,416	1,416
Treasury stock, at cost, 971,306 shares June 30, 2023 and December 31, 2022, respectively	(11,051)	(11,051)
Additional paid-in capital	209,555	206,060
Retained earnings	27,881	30,666

Total stockholders' equity	227,801	227,091

Total liabilities and stockholders' equity	$336,340	$332,316

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Total operating revenues	$53,256	$67,884	$72,409	$100,055

Operating expenses:
Operating and maintenance expenses	15,221	14,870	29,402	28,072
General and administrative expenses	8,745	8,753	18,220	17,248
Royalties, transportation, gathering and production fuel	10,205	15,090	14,138	22,296
Depreciation, depletion and amortization	5,251	5,134	10,447	10,286
Gain on insurance proceeds	—	—	—	(313)
Impairment loss	274	69	726	120
Transaction costs	3	5	86	32

Total operating expenses	$39,699	$43,921	$73,019	$77,741

Operating income (loss)	$13,557	$23,963	$(610)	$22,314

Other expenses (income):
Interest expense	$711	$271	$2,386	$303
Other (income)	(90)	(25)	(84)	(333)

Total other expense (income)	$621	$246	$2,302	$(30)

Income (loss) before income taxes	$12,936	$23,717	$(2,912)	$22,344

Income tax expense (benefit)	11,933	4,565	(127)	4,307

Net income (loss)	$1,003	$19,152	$(2,785)	$18,037

Income (loss) per share:
Basic	$0.01	$0.14	$(0.02)	$0.13
Diluted	$0.01	$0.13	$(0.02)	$0.13

Weighted-average common shares outstanding:
Basic	141,633,417	141,129,457	141,633,417	141,087,699
Diluted	142,045,498	142,462,069	141,633,417	142,220,274

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data):

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
Balance at March 31, 2023	141,633,417	$1,416	971,306	$(11,051)	$207,830	$26,878	$225,073
Net income	—	—	—	—	—	1,003	1,003
Stock-based compensation	—	—	—	—	1,725	—	1,725
Balance at June 30, 2023	141,633,417	$1,416	971,306	$(11,051)	$209,555	$27,881	$227,801

Balance at March 31, 2022	141,057,772	$1,410	959,344	$(10,904)	$198,558	$(5,643)	$183,421
Issuance of common stock	232,976	—	—	—	—	—	—
Net income	—	—	—	—	—	19,152	19,152
Stock-based compensation	—	—	—	—	2,297	—	2,297
Balance at June 30, 2022	141,290,748	$1,410	959,344	$(10,904)	$200,855	$13,509	$204,870

Balance at December 31, 2022	141,633,417	$1,416	971,306	$(11,051)	$206,060	$30,666	$227,091
Net loss	—	—	—	—	—	(2,785)	(2,785)
Stock-based compensation	—	—	—	—	3,495	—	3,495
Balance at June 30, 2023	141,633,417	$1,416	971,306	$(11,051)	$209,555	$27,881	$227,801

Balance at December 31, 2021	141,015,213	$1,410	950,214	$(10,813)	$196,224	$(4,528)	$182,293
Issuance of common stock	275,535	—	—	—	—	—	—
Treasury stock	—	—	9,130	(91)	—	—	(91)
Net income	—	—	—	—	—	18,037	18,037
Stock-based compensation	—	—	—	—	4,631	—	4,631
Balance at June 30, 2022	141,290,748	$1,410	959,344	$(10,904)	$200,855	$13,509	$204,870

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,785)	$18,037
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,447	10,286
Provision for deferred income taxes	87	3,791
Stock-based compensation	3,495	4,631
Derivative mark-to-market adjustments and settlements	(119)	156
Gain on property insurance proceeds	—	(313)
Increase in earn-out liability	350	1,403
Net loss (gain) on sale of assets	37	(293)
Accretion of asset retirement obligations	202	127
Amortization of debt issuance costs	184	212
Impairment loss	726	120
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	(13,246)	(17,989)
Accounts payable and other accrued expenses	6,699	6,604
Net cash provided by operating activities	$6,077	$26,772
Cash flows from investing activities:
Capital expenditures	$(29,588)	$(5,148)
Proceeds from insurance recovery	—	313
Proceeds from sale of assets	—	1,088
Cash collateral deposits, net	1	—
Net cash used in investing activities	$(29,587)	$(3,747)
Cash flows from financing activities:
Repayments of long-term debt	$(4,000)	$(4,000)
Treasury stock purchase	—	(91)
Finance lease payments	(36)	(4)
Net cash used in financing activities	$(4,036)	$(4,095)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(27,546)	$18,930
Cash and cash equivalents and restricted cash at beginning of period	$105,606	$53,612
Cash and cash equivalents and restricted cash at end of period	$78,060	$72,542
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$77,630	$72,195
Restricted cash and cash equivalents - current	22	19
Restricted cash and cash equivalents - non-current	408	328
	$78,060	$72,542

Supplemental cash flow information:
Cash paid for interest	$2,460	$1,673
Cash paid for income taxes	865	50
Accrual for purchase of property, plant and equipment included in accounts payable and accrued liabilities	6,565	1,367

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023 (the “2022 Annual Report”). The results of operations for the three months and six months ended June 30, 2023 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2022, has been derived from the audited financial statements as of that date. For further information, refer to the Company’s audited financial statements and notes thereto included for the year ended December 31, 2022 in the 2022 Annual Report.

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

NOTE 3 – ASSET IMPAIRMENT

The Company recorded an impairment loss of $274 and $69 for the three months ended June 30, 2023 and 2022, respectively. Impairment losses of $726 and $120 were recorded for the six months ended June 30, 2023 and 2022, respectively. The 2023 impairments were for specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and recorded in the Company's RNG segment. The 2022 impairments recorded relate to computer software and hardware no longer being utilized ($51), an amended customer contract ($27) and miscellaneous capital assets no longer in use under current operations ($42) and were recorded in the Company's Corporate and RNG segments.

NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Revenues are comprised of renewable energy and the related Environmental Attribute sales provided under a variety of short-term and medium-term agreements with customers. All revenue is recognized when the Company satisfies its performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product to the customer either when (or as) the customer obtains control of the product. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The Company allocates the contract’s transaction price to each performance obligation using the product’s observable market standalone selling price for each distinct product in the contract.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring product. As such, revenue is recorded net of allowances and customer discounts as well as net of transportation and gathering costs incurred. To the extent applicable, sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. The Company’s performance obligations related to the sale of renewable energy (i.e. RNG and Renewable Electricity) are generally satisfied over time. Revenue related to the sale of renewable energy is generally recognized over time using an output based upon the product quantity delivered to the customer. This measure is used to best depict the Company’s performance to date under the terms of the contract.

The nature of the Company’s contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of the Company’s influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the long-term contracts is considered fully constrained.

The following tables display the Company’s revenue by major source, excluding realized and unrealized gains or losses under the Company’s gas hedge program, based on product type and timing of transfer of goods and services for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30, 2023
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$202	$6,995	$7,197
Natural gas environmental attributes	41,375	—	41,375
Electric commodity	—	2,802	2,802
Electric environmental attributes	1,882	—	1,882
	$43,459	$9,797	$53,256
Operating segment:
RNG	$41,577	$6,995	$48,572
REG	1,882	2,802	4,684
	$43,459	$9,797	$53,256

	Three months ended June 30, 2022
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$1,250	$14,637	$15,887
Natural gas environmental attributes	48,647	—	48,647
Electric commodity	—	2,648	2,648
Electric environmental attributes	1,715	—	1,715
	$51,612	$17,285	$68,897
Operating segment:
RNG	$49,897	$14,637	$64,534
REG	1,715	2,648	4,363
	$51,612	$17,285	$68,897

	Six months ended June 30, 2023
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$407	$14,871	$15,278
Natural gas environmental attributes	48,018	—	48,018
Electric commodity	—	5,423	5,423
Electric environmental attributes	3,690	—	3,690
	$52,115	$20,294	$72,409
Operating segment:
RNG	$48,425	$14,871	$63,296
REG	3,690	5,423	9,113
	$52,115	$20,294	$72,409

	Six months ended June 30, 2022
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$1,655	$24,125	$25,780
Natural gas environmental attributes	71,357	—	71,357
Electric commodity	—	5,032	5,032
Electric environmental attributes	3,364	—	3,364
	$76,376	$29,157	$105,533
Operating segment:
RNG	$73,012	$24,125	$97,137
REG	3,364	5,032	8,396
	$76,376	$29,157	$105,533

NOTE 5 – ACCOUNTS AND OTHER RECEIVABLES

The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the condensed consolidated statements of operations. No reserve expense was recorded for the three and six months ended June 30, 2023 and 2022.

Accounts and other receivables consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accounts receivables	$12,702	$7,148
Other receivables	482	57
Reimbursable expenses	31	17
Accounts and other receivables, net	$13,215	$7,222

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Land	$596	$595
Buildings and improvements	30,006	29,268
Machinery and equipment	248,117	247,631
Gas mineral rights	35,526	34,526
Construction work in progress	46,620	20,745
Total	$360,865	$332,765
Less: Accumulated depreciation and amortization	(166,019)	(156,819)
Property, plant & equipment, net	$194,846	$175,946

Depreciation expense for property plant and equipment was $4,862 and $4,789 for the three months ended June 30, 2023 and 2022, respectively, and $9,669 and $9,599 for the six months ended June 30, 2023 and 2022, respectively. Amortization expense for gas mineral rights was $128 and $129 for the three months ended June 30, 2023 and 2022, respectively, and $256 and $257 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	329	329
Total intangible assets with indefinite lives:	$329	$329
Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $3,477 and $3,107	$11,316	$11,686
Customer contracts, net of accumulated amortization of $17,138 and $17,022	3,564	3,680
Total intangible assets with finite lives:	$14,880	$15,366
Total Goodwill and Intangible assets	$15,269	$15,755

As of June 30, 2023, the weighted average remaining useful life of customer contracts and interconnections were 15 and 16 years, respectively. Amortization expense was $243 and $216 for the three months ended June 30, 2023 and 2022, respectively, and $486 and $430 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

The following table summarizes the activity associated with asset retirement obligations of the Company as of June 30, 2023 and December 31, 2022:

	Six months ended June 30, 2023	Year Ended December 31, 2022
Asset retirement obligations—beginning of period	$5,493	$5,301
Accretion expense	202	296
Decommissioning	—	(104)
Asset retirement obligations—end of period	$5,695	$5,493

NOTE 9 – DERIVATIVE INSTRUMENTS

To mitigate market risk associated with fluctuations in energy commodity prices (natural gas) and interest rates, the Company utilizes various derivative contracts to secure energy commodity pricing and interest rates under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the

Company had the following realized and unrealized gains and losses in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

Derivative Instrument	Location	Three months ended June 30, 2023	Three months ended June 30, 2022
Commodity contracts:
Cash paid on derivatives	Operating revenue	$—	$(2,655)
Non cash gain on derivatives	Operating revenue	—	1,644
Interest rate swaps	Interest expense	516	614
Net gain (loss)		$516	$(397)

Derivative Instrument	Location	Six months ended June 30, 2023	Six months ended June 30, 2022
Commodity contracts:
Cash paid on derivatives	Operating revenue	$—	$(3,671)
Non cash loss on derivatives	Operating revenue	—	(1,807)
Interest rate swaps	Interest expense	119	1,651
Net gain (loss)		$119	$(3,827)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of June 30, 2023 and December 31, 2022, set forth by level, within the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,934	$—	$1,934
Asset retirement obligations	—	—	(5,695)	(5,695)
Pico earn-out liability	—	—	(4,193)	(4,193)
	$—	$1,934	$(9,888)	$(7,954)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,815	$—	$1,815
Asset retirement obligations	—	—	(5,493)	(5,493)
Pico earn-out liability	—	—	(3,843)	(3,843)
	$—	$1,815	$(9,336)	$(7,521)

The three levels of the fair value hierarchy under authoritative guidance are described as follows:

Level 1: Observable inputs that reflect unadjusted quoted market prices in active markets for identical assets or liabilities.

Level 2: Inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices for similar assets or liabilities in inactive markets and other observable information that can be corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data, but significant to the fair value measurement.

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations, for the six months ended June 30, 2023 and the year ended December 31, 2022 is included in Note 8. In addition, certain assets are measured at fair value on a non-recurring basis when an indicator of impairment is identified and the assets’ fair values are determined to be less than its carrying value. See Note 3 for additional information.

NOTE 11 – ACCRUED LIABILITIES

The Company’s accrued liabilities consists of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accrued expenses	$10,220	$3,221
Payroll and related benefits	2,638	1,561
Royalty	6,569	7,836
Utility	1,254	1,605
Other	925	867
Accrued liabilities	$21,606	$15,090

NOTE 12 – DEBT

The Company’s debt consists of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Term loans	$68,000	$72,000
Less: current principal maturities	(8,000)	(8,000)
Less: debt issuance costs (on long-term debt)	(440)	(495)
Long-term debt	$59,560	$63,505
Current portion of long-term debt	7,880	7,870
	$67,440	$71,375

Amended Credit Agreement

On December 12, 2018, Montauk Energy Holdings LLC (“MEH”), a wholly owned subsidiary of the Company, entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (as amended, “Credit Agreement”), by and among MEH, the financial institutions from time to time party thereto as lenders and Comerica Bank, as the administrative agent, sole lead arranger and sole bookrunner (“Comerica”). The Credit Agreement (i) amended and restated in its entirety MEH’s prior revolving credit and term loan facility, dated as of August 4, 2017, as amended, with Comerica and certain other financial institutions and (ii) replaced in its entirety the prior credit agreement, dated as of August 4, 2017, as amended, between Comerica and Bowerman Power LFG, LLC, a wholly-owned subsidiary of MEH.

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

On January 4, 2021, the Company, Montauk Holdings Limited (“MNK”) and Montauk Holdings USA, LLC (a direct wholly-owned subsidiary of MNK at the time, “Montauk USA”) entered into a series of transactions, including an equity exchange and a distribution collectively referred to as the “Reorganization Transactions,” that resulted in the Company owning all of the assets and entities (other than Montauk USA) previously owned by Montauk USA, and Montauk Renewables became a direct wholly-owned subsidiary of MNK. In connection with the completion of the Reorganization Transactions and the IPO, the Company entered into the third amendment to the Credit Agreement (the “Third Amendment”). This amendment permitted the Change of Control provisions, as defined in the underlying agreement, to permit the Reorganization Transactions and the IPO to be completed.

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

The Company accounted for the Fourth Amendment as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense was $92 and $104 for the three months ended June 30, 2023 and 2022, respectively, and $184 and $212 for the six months ended June 30, 2023 and 2022, respectively, and was recorded within interest expense on the condensed consolidated statement of operations.

As of June 30, 2023, $68,000 was outstanding under the term loan. In addition, the Company had $2,405 of outstanding letters of credit as of June 30, 2023. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of June 30, 2023, the Company’s capacity available for borrowing under the revolving credit facility was $117,595. Borrowings of the term loans and revolving credit facility bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin. Interest rates as of June 30, 2023 and December 31, 2022 were 6.49% and 4.12%, respectively.

As of June 30, 2023, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

NOTE 13 – INCOME TAXES

The Company’s provision for income taxes in interim periods is typically computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. For the three and six months ended June 30, 2023, the Company utilized an estimated effective tax rate.

	Three months ended
	June 30, 2023	June 30, 2022
Expense provision for income taxes	$11,933	$4,565
Effective tax rate	92%	19%

	Six Months Ended
	June 30, 2023	June 30, 2022
(Benefit) expense provision for income taxes	$(127)	$4,307
Effective tax rate	4%	19%

The effective tax rate of 92% for the three months ended June 30, 2023 was higher than the rate for the three months ended June 30, 2022 of 19% primarily due to the increase in forecasted income in 2023 with respect to the annual estimated tax credit benefit, which remained the same from the first quarter.

The effective tax rate of 4% for the six months ended June 30, 2023 was lower than the rate for the six months ended June 30, 2022 of 19% primarily due to discrete tax expense recorded in 2023.

Income tax expense for the three and six months ended June 30, 2023 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to benefits from production tax credits.

NOTE 14 – SHARE-BASED COMPENSATION

The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified stock options, restricted stock units and restricted share awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted share awards, the officers of the Company made elections under Section 83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports restricted shares and restricted stock units when vested and in the case of options, when such awards are settled in the Company’s common stock. Stock compensation expense related to these awards was $51 and $1,888 for the three months ended June 30, 2023 and June 30, 2022, respectively and $594 and $4,222 for the six months ended June 30, 2023, and June 30, 2022 respectively.

In connection with a May 2021 asset acquisition, 1,250,000 restricted share awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with such acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and will only be subject to time-based vesting requirements over a five-year period. The awards were revalued at $15,500. Stock compensation expense related to the two awards was $1,227 and $409 for the three months ended June 30, 2023 and June 30, 2022, respectively and $2,454 and $409 for the six months ended June 30, 2023, and June 30, 2022 respectively.

In April 2023, the board of directors of the Company approved the grant of non-qualified stock options to the executive officers of the Company which vest ratably over a period of three to five years. Stock compensation expense related to these awards was $447 for the three and six months ended June 30, 2023.

The restricted shares, restricted stock units and option awards are subject to vesting schedules and are subject to the terms and conditions of the MRI EICP and related award agreements including, in the case of the restricted share awards, each officer having made an election under Section 83(b) of the Code.

Options granted under the MRI EICP allow the recipient to receive the Company’s common stock equal to the appreciation in the fair market value of the Company’s common stock between the grant date and the exercise and settlement of options into shares as of the exercise dates. The fair value of the MRI EICP options was estimated using the Black-Scholes option pricing model. Two blocks of options have been awarded since inception of the plan with the following weighted-average assumptions (no dividends were expected):

April 2023 Awards
Options awarded	2,100,000
Risk-free interest rate	3.71%-3.97%
Expected volatility	78%-80%
Expected option life (in years)	3.5-5.5
Grant-date fair value	$4.25

January 2021 Awards
Options awarded	950,214
Risk-free interest rate	0.5%
Expected volatility	32%
Expected option life (in years)	5.5
Grant-date fair value	$3.44

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as of June 30, 2023 and June 30, 2022, respectively:

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2022	2,028,301	$11.80	280,000	$10.13	—	$—
Beginning of period - January 1, 2023	2,028,301	$11.80	280,000	$10.13	—	$—
Granted	—	—	—	—	2,100,000	4.25
Forfeited	(73,395)	11.38	(80,000)	10.23	—	—
End of period - June 30, 2023	1,954,906	$11.82	200,000	$10.09	2,100,000	$4.25

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2021	2,569,613	$10.08	377,984	$10.23	950,214	$11.38
Beginning of period - January 1, 2022	2,569,613	$10.08	377,984	$10.23	950,214	$11.38
Granted	1,250,000	12.40	—	—	—	—
Vested	(256,681)	11.38	(27,984)	11.38	(950,214)	11.38
Forfeited	(1,250,000)	9.04	—	—	—	—
End of period - June 30, 2022	2,312,932	$11.75	350,000	$10.13	—	$—

As of June 30, 2023 none of the 950,214 vested options have been exercised. As of June 30, 2023, unrecognized MRI EICP compensation expense for awards the Company expects to vest was $21,698 and will be recognized over approximately 5 years.

NOTE 15 – DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $186 and $185 for the three months ended June 30, 2023 and 2022, respectively, and $329 and $353 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 16 – RELATED PARTY TRANSACTIONS

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Initial Promissory Note”) with Montauk Holdings Limited (“MNK”). MNK is currently an affiliate of the Company and certain of the Company’s directors and executive officers are also directors and executive officers of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000 to MNK for MNK to pay its dividend's tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). On February 22, 2021, the Company and MNK entered into an Amended and Restated Promissory Note (the “Amended Promissory Note”) to increase the principal amount of the loan to a total of $7,140, in the aggregate, on December 22, 2021 entered into the Second Amended and Restated Loan Agreement and Secured Promissory Note (the “Second Amended Promissory Note”) to increase the principal amount of the loan to a total of $8,940, in the aggregate, and on December 22, 2022 entered into the First Amendment of the Second Amended and Restated Loan Agreement and Secured Promissory Note (the “First Amendment of Second Amended Promissory Note”) to amend the maturity date to June 30, 2023, and on June 21, 2023 entered into the Third Amended and Restated Loan Agreement and Secured Promissory Note (the "Third Amended and Restated Loan Agreement and Secured Promissory Note") to increase the principal amount of the loan to a total of $10,040, in the aggregate and extend the maturity date of the loan to December 31, 2023 each in accordance with the Company’s obligations set forth in the transaction implementation agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021. The "Third Amended and Restated Loan Agreement and Secured Promissory Note" increased the security interest of the Company from 800,000 shares of the common stock of the Company owned by MNK to 976,623 shares of the Company. MNK is required to use the proceeds of any such sale of the shares to repay the note. The Amended Promissory Note has default provisions where MNK will deliver any unsold shares of the Company back to the Company to satisfy repayment of the note.

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

Related Party Reimbursements

Periodically the Company will reimburse MNK and HCI Managerial Services Proprietary Limited, the administrator for the Company’s secondarily listed Johannesburg Stock Exchange trading symbol, for expenses incurred on behalf of the Company. Amounts reimbursed were $49 and $5 for the three months ended June 30, 2023 and 2022, respectively, and $103 and $7 for the six months ended June 30, 2023 and 2022, respectively. $39 and $26 were owed as of June 30, 2023 and December 31, 2022, respectively.

NOTE 17 – SEGMENT INFORMATION

The Company’s reportable segments for the three and six months ended June 30, 2023 and 2022 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity plants. The corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s condensed consolidated financial statements. The following tables are consistent with the manner in which the chief operating decision maker evaluates the performance of each segment and allocates the Company’s resources. In the following tables, “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	Three months ended June 30, 2023
	RNG	REG	Corporate	Total
Total revenue	$48,609	$4,647	$—	$53,256
Net income (loss)	23,029	(536)	(21,490)	1,003
EBITDA	26,921	762	(8,785)	18,898
Adjusted EBITDA (1)	27,195	762	(8,782)	19,175
Total assets	168,669	56,677	110,994	336,340
Capital expenditures	14,949	1,363	(2)	16,310

(1)
Second quarter of 2023 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended June 30, 2023:

	Three months ended June 30, 2023
	RNG	REG	Corporate	Total
Net income (loss)	$23,029	$(536)	$(21,490)	$1,003
Depreciation, depletion and amortization	3,892	1,298	61	5,251
Interest expense	—	—	711	711
Income tax expense	—	—	11,933	11,933
EBITDA	$26,921	$762	$(8,785)	$18,898
Impairment loss	274	—	—	274
Transaction costs	—	—	3	3
Adjusted EBITDA	$27,195	$762	$(8,782)	$19,175

	Three months ended June 30, 2022
	RNG	REG	Corporate	Total
Total revenue	$64,566	$4,329	$(1,011)	$67,884
Net Income (loss)	35,240	(1,415)	(14,673)	19,152
EBITDA	38,920	(14)	(9,784)	29,122
Adjusted EBITDA (1)	38,947	28	(11,423)	27,552
Total assets	149,351	55,791	109,109	314,251
Capital expenditures	2,803	(32)	1	2,772

(1)
Second quarter of 2022 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the three months ended June 30, 2022:

	Three months ended June 30, 2022
	RNG	REG	Corporate	Total
Net Income (loss)	$35,240	$(1,415)	$(14,673)	$19,152
Depreciation, depletion and amortization	3,680	1,401	53	5,134
Interest expense	—	—	271	271
Income tax expense	—	—	4,565	4,565
EBITDA	$38,920	$(14)	$(9,784)	$29,122
Impairment loss	27	42	—	69
Transaction costs	—	—	5	5
Non cash hedging charges	—	—	(1,644)	(1,644)
Adjusted EBITDA	$38,947	$28	$(11,423)	$27,552

For the three months ended June 30, 2023 and 2022, three and four customers, respectively, made up greater than 10% of total revenues.

	Three months ended June 30, 2023
	RNG	REG	Corporate	Total
Customer A	20.7%	—	—	20.7%
Customer B	18.8%	—	—	18.8%
Customer C	11.8%	—	—	11.8%

	Three months ended June 30, 2022
	RNG	REG	Corporate	Total
Customer A	24.9%	—	—	24.9%
Customer B	15.0%	—	—	15.0%
Customer C	12.5%	—	—	12.5%
Customer D	10.1%	—	—	10.1%

The Company’s reportable segments for the six months ended June 30, 2023 and 2022 are Renewable Natural Gas and Renewable Electricity Generation.

	Six months ended June 30, 2023
	RNG	REG	Corporate	Total
Total revenue	$63,393	$9,016	$-	$72,409
Net income (loss)	18,689	(801)	(20,673)	(2,785)
EBITDA	26,428	1,784	(18,291)	9,921
Adjusted EBITDA (1)	27,191	1,784	(18,205)	10,770
Total assets	168,669	56,677	110,994	336,340
Capital expenditures	25,190	4,394	4	29,588

(1) First six months of 2023 EBITDA and Adjusted EBITDA Reconciliations

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the six months ended June 30, 2023:

	Six months ended June 30, 2023
	RNG	REG	Corporate	Total
Net income (loss)	$18,689	$(801)	$(20,673)	$(2,785)
Depreciation, depletion and amortization	7,739	2,585	123	10,447
Interest expense	—	—	2,386	2,386
Income tax benefit	—	—	(127)	(127)
EBITDA	$26,428	$1,784	$(18,291)	$9,921
Impairment loss	726	—	—	726
Net loss on sale of assets	37	—	—	37
Transaction costs	—	—	86	86
Adjusted EBITDA	$27,191	$1,784	$(18,205)	$10,770

	Six months ended June 30, 2022
	RNG	REG	Corporate	Total
Total revenue	$97,233	$8,300	$(5,478)	$100,055
Net income (loss)	48,180	(2,594)	(27,549)	18,037
EBITDA	55,538	201	(22,806)	32,933
Adjusted EBITDA (1)	55,583	(68)	(20,916)	34,599
Total assets	149,351	55,791	109,109	314,251
Capital expenditures	3,814	1,328	6	5,148

(1) First six months of 2022 EBITDA and Adjusted EBITDA Reconciliations

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the six months ended June 30, 2022:

	Six months ended June 30, 2022
	RNG	REG	Corporate	Total
Net Income (loss)	$48,180	$(2,594)	$(27,549)	$18,037
Depreciation, depletion and amortization	7,358	2,795	133	10,286
Interest expense	—	—	303	303
Income tax expense	—	—	4,307	4,307
EBITDA	$55,538	$201	$(22,806)	$32,933
Impairment loss	27	42	51	120
Net loss (gain) on sale of assets	18	(311)	—	(293)
Transaction costs	—	—	32	32
Non cash hedging charges	—	—	1,807	1,807
Adjusted EBITDA	$55,583	$(68)	$(20,916)	$34,599

For both the six months ended June 30, 2023 and 2022, three customers made up greater than 10% of total revenues.

	Six months ended June 30, 2023
	RNG	REG	Corporate	Total
Customer A	20.4%	—	—	20.4%
Customer B	13.8%	—	—	13.8%
Customer C	—	11.4%	—	11.4%

	Six months ended June 30, 2022
	RNG	REG	Corporate	Total
Customer A	24.7%	—	—	24.7%
Customer B	13.6%	—	—	13.6%
Customer C	13.6%	—	—	13.6%

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

Supplemental information related to operating lease arrangements was as follows:

	Three Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$86	$82
Weighted average remaining lease term (in years)	5.99	1.28
Weighted average discount rate	5.00%	5.00%

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$172	$199
Weighted average remaining lease term (in years)	5.99	1.28
Weighted average discount rate	5.00%	5.00%

Future minimum operating lease payments are as follows:

Year Ending
Remainder of 2023	$258
2024	611
2025	623
2026	573
2027	583
Thereafter	3,308
Interest	(1,260)
Total	$4,696

Supplemental information related to finance lease arrangements was as follows:

	Three Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of financing lease liabilities	$19	$6
Weighted average remaining lease term (in years)	0.43	1.87
Weighted average discount rate	5.00%	5.00%

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of financing lease liabilities	$38	$6
Weighted average remaining lease term (in years)	0.43	1.87
Weighted average discount rate	5.00%	5.00%

Future minimum finance lease payments are as follows:

Year Ending
Remainder of 2023	$38
2024	25
Interest	(1)
Total	$62

NOTE 19 – INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share was computed using the following common share data for the three and six months ended June 30, 2023 and June 30, 2022, respectively:

	Three months ended June 30, 2023	Three months ended June 30, 2022
Net income	$1,003	$19,152
Basic weighted-average shares outstanding	141,633,417	141,129,457
Dilutive effect of share-based awards	412,081	1,332,612
Diluted weighted-average shares outstanding	142,045,498	142,462,069
Basic income per share	$0.01	$0.14
Diluted income per share	$0.01	$0.13

	Six months ended June 30, 2023	Six months ended June 30, 2022
Net (loss) income	$(2,785)	$18,037
Basic weighted-average shares outstanding	141,633,417	141,087,699
Dilutive effect of share-based awards	—	1,132,575
Diluted weighted-average shares outstanding	141,633,417	142,220,274
Basic (loss) income per share	$(0.02)	$0.13
Diluted (loss) income per share	$(0.02)	$0.13

As a result of incurring a net loss for the six months ended June 30, 2023 potential common shares of 631,354 were excluded from diluted loss per share because the effect would have been antidilutive.

NOTE 20 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2023 condensed consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

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

Recent Developments

Capital Development Summary

The following summarizes our ongoing development growth plans expected volume contribution, anticipated commencement of operations, and capital expenditure estimate, respectively:

Development Opportunity	Estimated Volume Contribution (MMBtu/day)	Anticipated Commencement Date	Estimated Capital Expenditure
Pico Digestion Capacity Increase	300	Second half of 2023	Up to $18,000
Second Apex RNG Facility	2,100	Second half of 2024	$25,000-$35,000
Blue Granite RNG Facility	900	2025	$25,000-$35,000
Bowerman RNG Facility	3,600	2026	$85,000-$95,000

Pico Digestion Capacity Increase

During the first quarter of 2023, CARB finalized the engineering review of the Pico facility's provisional CI application and released it for public comment. The public comment period ended March 14, 2023 and we did not receive any significant comments. CARB certified our Tier 2 application and the certified CI value will be used starting in the fourth quarter of 2022 to report and generate LCFS credits. We released the remaining gas from storage in the second quarter of 2023.

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

Blue Granite RNG Project

In the first quarter of 2023, we announced the planned entrance into South Carolina with the development of a new landfill gas-to-RNG facility. The planned project is expected to contribute approximately 900 MMBtu per day of production capacity upon commissioning. Capital expenditures are ongoing and we continue to expect the project to be complete and become commercially operational in 2025.

Bowerman RNG Project

In the second quarter of 2023, we announced a planned development of a renewable natural gas landfill project in Irvine, CA at the Frank R. Bowerman Landfill. The project is anticipated to process the large and growing volumes of biogas in excess of the existing capacity of the REG facility. With a targeted commissioning date in 2026, we currently expect the capital investment to range between $85,000 - $95,000, which is anticipated to have production nameplate capacity of approximately 3,600 MMBtu per day, assuming currently forecasted biogas feedstock volumes that are projected to be available from the host landfill at the time of commissioning.

Montauk Ag Asset Acquisition

In 2021, through a wholly-owned subsidiary Montauk Ag Renewables, we completed an asset purchase related to developing technology to recover residual natural resources from waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes in order to produce high quality renewable natural gas and biochar (the “Montauk Ag Renewables Acquisition”).

We intend to deploy our patented emissions reduction reactor technology at our centralized conversion location in Turkey, NC. The Turkey location was approved to participate in the Piedmont Natural Gas Renewable Gas Pilot Program which is a step towards obtaining the New Renewable Energy Facility (“NREF”) designation under the North Carolina Utilities Commission. We signed a receipt interconnection agreement with Piedmont Natural Gas for the Turkey, NC location. This agreement is structured to coincide with the development timeline at the Turkey, NC location.

In July 2023, we signed a REC agreement with Duke Energy (“Duke”) under which Duke will purchase the swine waste RECs from the conversion of swine waste feedstock into renewable energy as required under the North Carolina Renewable Energy Portfolio Standard. Once fully commissioned, we expect the facility to sell up to an estimated 47 RECs annually.

We continue to develop the opportunities with Montauk Ag Renewables and can give no assurances that our plans related to this acquisition will meet our expectations. We continue to design and plan for the development of the Turkey, NC facility to be used for commercial production. We are evaluating uses for the Magnolia, NC location. Based on our current development timeline expectations, we do not expect to commence significant revenue generating activities until the first half of 2025. We intend to contract with additional farms to secure feedstock sources for future production processes.

Carbon Dioxide Beneficial Use Opportunity

In July 2023, we entered into a letter of intent (“LOI”) with a North American subsidiary of Denmark-based European Energy (“EENA”) which reserves the use of the biogenic carbon dioxide (“CO2”) from our Texas facilities. Under the terms of LOI, we expect to contract CO2 volumes from facilities to EENA sufficient for EENA’s large scale production of E-methanol. Upon final agreement execution, the delivery term is expected to last up to 15 years with first delivery expected to begin in 2026. The LOI terms allow for our capital commitments to be based on choosing technology most suited for optimal delivery of the CO2 volumes to EENA. While we have a signed LOI, no assurances can be given that EENA will develop this large scale production and no assurances can be given that a definitive agreement will be executed.

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

Factors Affecting Our Future Operating Results:

Conversion of Electricity Projects to RNG Projects:

We periodically evaluate opportunities to convert existing facilities from Renewable Electricity to RNG production. These opportunities tend to be most attractive for any merchant electricity facilities given the favorable economics for the sale of RNG plus RINs relative to the sale of market rate electricity plus RECs. This strategy has been an increasingly attractive avenue for growth since 2014 when RNG from landfills became eligible for D3 RINs. However, during the conversion of a project, there is a gap in production while the electricity project is offline until it commences operation as an RNG facility, which can adversely affect us. This timing effect may adversely affect our operating results as a result of our potential conversion of Renewable Electricity projects. Upon completion of a conversion, we expect that the increase in revenue upon commencement of RNG production will more than offset the loss of revenue from Renewable Electricity production. Historically, we have taken advantage of these opportunities on a gradual basis at our merchant electricity facilities, such as Atascocita and Coastal Plains. We are not currently considering any conversion of electricity projects.

Acquisition and Development Pipeline

The timing and extent of our development pipeline affects our operating results due to:

•
Impact of Higher Selling, General and Administrative Expenses Prior to the Commencement of a Project’s Operation: We incur significant expenses in the development of new RNG projects. Further, the receipt of RINs is delayed, and typically does not commence for a period of four to six months after the commencement of injecting RNG into a pipeline, pending final registration approval of the project by the EPA and then the subsequent completion of a third-party quality assurance plan certification. During such time, the RNG is either physically or theoretically stored and later withdrawn from storage to allow for the generation of RINs, subject to future EPA biogas regulatory reform.
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

Regulatory, Environmental and Social Trends

Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. On July 12, 2023, the EPA issued final rules in the Federal Register for the RFS volume requirements for 2023-2025. Final volumes for cellulosic biofuel were set at 838, 1,090 and 1,376 million RINs for the three years 2023, 2024 and 2025, respectively. The EPA did not finalize the eRIN program in this ruling, however, it indicated that it will continue to work on potential paths forward for the eRIN program. However, the EPA did not set a new date for a revised eRIN program. The cellulosic biofuel volumes in the final rule for 2024 and 2025 are lower than the proposed volume as they do not include cellulosic biofuel from eRINs. The final rule also included significant changes to the existing RFS program, referred to as biogas regulatory reform, that will require the RNG industry to modify how all RINs are generated. New RFS participating facilities that register July 1, 2024 or after will have to meet the biogas regulatory reform provisions beginning July 1, 2024. Existing RFS participating facilities which registered prior to July 1, 2024 will have until January 1, 2025 to come into compliance with biogas regulatory reforms. For existing registrants, registration updates must be submitted by October 1, 2024. On January 1, 2025, all RFS participants must comply with biogas regulatory reform provisions. The EPA finalized a limitation that biogas from one facility has a single use under the RFS as proposed (i.e., biointermediate, RNG or CNG/LNG via biogas closed distribution system). The EPA clarified that this does not preclude non-RFS uses at same facility.

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
•
Corporate Revenues: Corporate reports realized and unrealized gains or losses under our gas hedge programs. The Company does not have any active gas hedge programs. Corporate also relates to additional discrete financial information for the corporate function; primarily used as a shared service center for maintaining functions such as executive, accounting, treasury, legal, human resources, tax, environmental, engineering and other operations functions not otherwise allocated to a segment.

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

The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we only sell RINs in the calendar year they are generated. We have sold all RINs generated and unsold as of June 30, 2023 and committed a significant portion of our expected 2023 third quarter RIN generation, though, we have not entered into forward sell commitments beyond the fourth quarter of 2023 RIN generation. The average realized price of these July 2023 commitments were priced at or above the average D3 RIN index price. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments

Factors Affecting Operating Expenses

Our operating expenses include royalties, transportation, gathering and production fuel expenses, project operating and maintenance expenses, general and administrative expenses, depreciation and amortization, net loss (gain) on sale of assets, impairment loss and transaction costs. Our operating expenses can be subject to inflationary cost increases that are largely out of our control.

•
Project Operating and Maintenance Expenses: Operating and maintenance expenses primarily consist of expenses related to the collection and processing of biogas, including biogas collection system operating and maintenance expenses, biogas processing, operating and maintenance expenses, and related labor and overhead expenses. At the project level, this includes all labor and benefit costs, ongoing corrective and proactive maintenance, project level utility charges, rent, health and safety, employee communication, and other general project level expenses. Unanticipated feedstock processing or gas conditioning equipment failures occurring outside our planned preventative maintenance program can increase project operating and maintenance expenses and reduce production volumes.
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
•
General and Administrative Expenses: General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. We expect increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2023. We also expect increased general and administrative expenses associated with share-based compensation related to the board of directors approval of grants of stock options to the executives of the Company in April 2023. The Company accounts for share-based compensation related to grants made through its equity and incentive compensation plan under FASB ASC 718. For more information, see Note 14 to our unaudited condensed consolidated financial statements related to share-based compensation.
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
•
Production of Environmental Attributes: We monetize Environmental Attributes derived from our production of RNG and Renewable Electricity. We carry-over a portion of the RINs generated from RNG production to the following year and monetize the carried over RINs in such following calendar year. A majority of our Renewable Natural Gas segment Environmental Attributes are self-monetized. A majority of our Renewable Electricity Generation segment Environmental Attributes are monetized as a component of our fixed-price PPAs.

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

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

	Three Months Ended June 30,			Change
	2023	2022	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$48,609	$64,566	$(15,957)	(24.7%)
Renewable Electricity Generation Total Revenues	$4,647	$4,329	$318	7.3%

RNG Metrics
CY RNG production volumes (MMBtu)	1,431	1,469	(38)	(2.6%)
Less: Current period RNG volumes under fixed/floor-price contracts	(325)	(328)	3	(0.9%)
Plus: Prior period RNG volumes dispensed in current period	418	372	46	12.4%
Less: Current period RNG production volumes not dispensed	(367)	(447)	80	(17.9%)
Total RNG volumes available for RIN generation (1)	1,157	1,066	91	8.5%

RIN Metrics
Current RIN generation ( x 11.727) (2)	13,568	12,499	1,069	8.6%
Less: Counterparty share (RINs)	(1,427)	(1,346)	(81)	6.0%
Plus: Prior period RINs carried into current period	8,266	4,394	3,872	88.1%
Less: CY RINs carried into next CY	—	—	—	—
Total RINs available for sale (3)	20,407	15,547	4,860	31.3%
Less: RINs sold	(17,441)	(14,438)	(3,003)	20.8%
RIN Inventory	2,966	1,109	1,857	167.5%
RNG Inventory (volumes not dispensed for RINs) (4)	418	447	(29)	(6.5%)
Average Realized RIN price	$2.16	$3.38	$(1.22)	(36.1%)

Operating Expenses
Renewable Natural Gas Operating Expenses	$21,412	$25,605	$(4,193)	(16.4%)
Operating Expenses per MMBtu (actual)	$14.96	$17.43	$(2.47)	(14.2%)

REG Operating Expenses	$3,926	$4,284	$(358)	(8.4%)
$/MWh (actual)	$80.12	$91.15	$(11.02)	(12.1%)

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	49	47	2	4.3%
Average Realized Price $/MWh (actual)	$94.84	$92.11	$2.73	3.0%

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
(4)
Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income for the periods set forth below:

	Three Months Ended June 30,			Change
	2023	2022	Change	%
Total operating revenues	$53,256	$67,884	$(14,628)	(21.5)%
Operating expenses:
Operating and maintenance expenses	15,221	14,870	351	2.4%
General and administrative expenses	8,745	8,753	(8)	(0.1)%
Royalties, transportation, gathering and production fuel	10,205	15,090	(4,885)	(32.4)%
Depreciation, depletion and amortization	5,251	5,134	117	2.3%
Impairment loss	274	69	205	297.4%
Transaction costs	3	5	(2)	(42.2)%
Total operating expenses	39,699	43,921	(4,222)	(9.6)%
Operating income	$13,557	$23,963	$(10,406)	(43.4)%
Other expenses:	621	246	375	152.5%
Income tax expense	11,933	4,565	7,368	161.4%
Net income	$1,003	$19,152	$(18,149)	(94.8)%

Revenues for the Three Months Ended June 30, 2023 and 2022

Total revenues in the second quarter of 2023 were $53,256 a decrease of $14,628 (21.5%) compared to $67,884 in the second quarter of 2022. The decrease is primarily related to a decrease in pricing of gas commodity indices and average realized RIN pricing during the second quarter of 2023 compared to the second quarter of 2022. Gas commodity indices decreased 70.7% during the second quarter of 2023 compared to the second quarter of 2022. Realized RIN pricing decreased 36.1% during the second quarter of 2023 compared to the second quarter 2022. Also contributing to the decrease are gains recognized in the second quarter of 2022 of $1,644 which is related to a gas commodity hedge program that has since expired. The decrease is also driven by no revenues recognized in the second quarter of 2023 as compared to $1,059 in the second quarter of 2022 under our counter party sharing agreements.

Renewable Natural Gas Revenues

We produced 1,431 MMBtu of RNG during the second quarter of 2023, a decrease of 38 MMBtu (2.6%) over the 1,469 MMBtu produced in the second quarter of 2022. Our Rumpke facility produced 53 fewer MMBtu in the second quarter of 2023 compared to the second quarter of 2022 as a result of process equipment failure in the second quarter of 2023 which temporarily impacted production. The process equipment which failed has been repaired. Also contributing to the decrease is our Pico facility which produced 16 fewer MMBtu in the second quarter of 2023 compared to the second quarter of 2022 as a result of feedstock processing challenges in the second quarter of 2023. Offsetting the decrease is our Galveston facility which produced 22 more MMBtu in the second quarter of 2023 as compared to the second quarter of 2022 as a result of process equipment modification.

Revenues from the Renewable Natural Gas segment in the second quarter of 2023 were $48,609, a decrease of $15,957 (24.7%) compared to $64,566 in the second quarter of 2022. Average commodity pricing for natural gas for the second quarter of 2023 was $2.10 per MMBtu, 70.7% lower than the second quarter of 2022. During the second quarter of 2023, we self-monetized 17,441 RINs, representing a 3,003 increase (20.8%) compared to 14,438 in the second quarter of 2022. Average pricing realized on RIN sales during the second quarter of 2023 was $2.16 as compared to $3.38 in the second quarter of 2022, a decrease of 36.1%. This compares to the average D3 RIN index price for the second quarter of 2023 of $2.16 being approximately 32.9% lower than the average D3 RIN index price in the second quarter of 2022. At June 30, 2023, we had approximately 367 MMBtu available for RIN generation and we had approximately 2,966 RINs generated and unsold. At June 30, 2022, we had approximately 447 MMBtu available for RIN generation and 1,109 RINs generated and unsold.

Renewable Electricity Generation Revenues

We produced approximately 49 MWh in Renewable Electricity in the second quarter of 2023, an increase of 2 MWh (4.3%) from 47 MWh in the second quarter of 2022. Our Bowerman facility produced 1 MWh more in the second quarter of 2023 compared to the second quarter of 2022 as a result of preventative engine maintenance performed during the second quarter of 2022. Our Security facility produced approximately 1 MWh more in the second quarter of 2023 compared to the second quarter of 2022 due to engine maintenance completed in the second quarter of 2022.

Revenues from Renewable Electricity facilities in the second quarter of 2023 were $4,647, an increase of $318 (7.3%) compared to $4,329 in the second quarter of 2022. The increase is primarily driven by the increase in our Bowerman facility production volumes.

In the second quarter of 2023, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 99.0% in the second quarter of 2022. This provides the Company with certainty of price resulting from our Renewable Electricity sites.

Corporate Analysis

While we did not have any gas commodity hedge programs in the second quarter of 2023, our gas commodity hedge program during the second quarter of 2022 was priced as rates below actual index prices resulting in realized losses of $1,644.

Expenses for the Three Months Ended June 30, 2023 and 2022

General and Administrative Expenses

Total general and administrative expenses were $8,745 for the second quarter of 2023, a decrease of $8 (0.1%) compared to $8,753 for the second quarter of 2022. Our general and administrative expense for the second quarter of 2023 increased approximately $1,074 compared to the second quarter of 2022 associated with the Montauk Ag Renewables. The increase was primarily driven by stock-based compensation expense as a result of the 2022 amendments to restricted share awards issued in the Montauk Ag Renewables acquisition and professional fees. Offsetting this increase is a decrease in stock-based compensation of approximately $696 from forfeited stock awards in the second quarter of 2023. The decrease was partially offset by the April 2023 grant of stock option awards. Our professional fees were $679 in the second quarter of 2023, a decrease of $635 (48.3%) compared to $1,314 for the second quarter of 2022. Finally, our rent expense for the second quarter was $176, an increase $82 (87.2%) compared to $94 for the second quarter of 2022 associated with our new headquarters lease.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the second quarter of 2023 were $11,697, an increase of $716 (6.5%) as compared to $10,981 in the second quarter of 2022. Our Apex facility operating and maintenance expenses increased approximately $380 as a result of timing of preventative maintenance, increased waste disposal costs, and utility expenses in the second quarter of 2023 as compared to second quarter of 2022. Our Atascocita facility operating maintenance expenses increased approximately $144 as a result of wellfield operational enhancements and timing of preventative maintenance in the second quarter of 2023 as compared to the second quarter of 2022. Our Coastal facility operating and maintenance expenses increased approximately $144 as a result of wellfield operational enhancements. Our total RNG facilities reported reduced utility expenses of approximately $409 in the second quarter of 2023 as compared to the second quarter of 2022.

Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the second quarter of 2023 were $9,715, a decrease of $4,909 (33.6%) compared to $14,624 in the second quarter of 2022. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of RNG revenues to 20.0% for the second quarter of 2023 from 22.6% in the second quarter of 2022. The decrease in royalties, transportation, gathering and production fuel expenses is primarily related to the decrease in RNG revenues in the second quarter of 2023 compared to the second quarter of 2022.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the second quarter of 2023 were $3,436, a decrease of $382 (10.0%) compared to $3,818 in the second quarter of 2022. The decrease is primarily related to scheduled preventative maintenance at our Bowerman facility, which was approximately $677 higher in the second quarter of 2022 compared to the second quarter of 2023. Our Tulsa facility operating and maintenance expenses increased approximately $217 as a result of scheduled preventative maintenance and wellfield maintenance. Our Turkey Creek facility operating and maintenance expenses increased approximately $151 as a result of non-capitalizable costs from Montauk Ag Renewables.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the second quarter of 2023 were $490, an increase of $24 (5.2%) compared to $466 in the second quarter of 2022. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses decreased to 10.5% from 10.8%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the second quarter of 2023 were $10,205, a decrease of $4,885 (32.4%) compared to $15,090 in the second quarter of 2022. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the second quarter of 2023 was $5,251, an increase of $117 (2.3%) compared to $5,134 in the second quarter of 2022. The increase is associated with the payments related to the Pico Feedstock Agreement.

Impairment loss

We calculated and recorded an impairment loss of $274 in the second quarter of 2023, an increase of $205 (297.4%) compared to $69 in the second quarter of 2022. The impairments in the second quarter of 2023 were for specifically identified RNG machinery and equipment that were no longer in operational use. The impairments recorded in the second quarter of 2022 relate to an amended customer contract ($27) and miscellaneous capital assets no longer in use under current operations ($42).

Other Expenses

Other expenses in the second quarter of 2023 was $621, an increase of $375 (152.5%) compared to other expenses of $246 in the second quarter of 2022. The increase is primarily related to an increase in interest expense of $440 from the second quarter of 2023 compared to the second quarter of 2022.

Income Tax Expense

Income tax expense for the three months ended June 30,2023 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the benefit from production tax credits.

The effective tax rate of 92.2% for the three months ended June 30, 2023 was higher than the rate for the three months ended June 30, 2022 of 19.2% primarily due to the increase in forecasted income in 2023 with respect to the annual estimated tax credit benefit, which remained the same from the first quarter of 2023.

Operating Income (Loss) for the Three Months Ended June 30, 2023 and 2022

Operating income in the second quarter of 2023 was $13,557, a decrease of $10,406 (43.4%) compared to $23,963 in the second quarter of 2022. RNG operating income for the second quarter of 2023 was $23,029, a decrease of $12,226 (34.7%) compared to $35,255 in the second quarter of 2022. Renewable Electricity Generation operating loss for the second quarter of 2023 was $576, a decrease of $820 (58.7%) compared $1,396 for the second quarter of 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

	Six Months Ended June 30,			Change
	2023	2022	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$63,393	$97,233	$(33,840)	(34.8%)
Renewable Electricity Generation Total Revenues	$9,016	$8,300	$716	8.6%

RNG Metrics
CY RNG production volumes (MMBtu)	2,783	2,838	(55)	(1.9%)
Less: Current period RNG volumes under fixed/floor-price contracts	(630)	(639)	9	(1.4%)
Plus: Prior period RNG volumes dispensed in current period	368	372	(4)	(1.1%)
Less: Current period RNG production volumes not dispensed	(367)	(447)	80	(17.9%)
Total RNG volumes available for RIN generation (1)	2,154	2,124	30	1.4%

RIN Metrics
Current RIN generation ( x 11.727) (2)	25,268	24,907	361	1.4%
Less: Counterparty share (RINs)	(2,651)	(2,562)	(89)	3.5%
Plus: Prior period RINs carried into current period	739	140	599	427.9%
Less: CY RINs carried into next CY	—	—	—	—
Total RINs available for sale (3)	23,356	22,485	871	3.9%
Less: RINs sold	(20,390)	(20,923)	533	(2.5%)
RIN Inventory	2,966	1,562	1,404	89.9%
RNG Inventory (volumes not dispensed for RINs) (4)	367	447	(80)	(17.9%)
Average Realized RIN price	$2.28	$3.39	$(1.11)	(32.7%)

Operating Expenses
Renewable Natural Gas Operating Expenses	$36,220	$41,950	$(5,730)	(13.7%)
Operating Expenses per MMBtu (actual)	$13.01	$14.78	$(1.77)	(12.0%)

REG Operating Expenses	$7,255	$8,021	$(766)	(9.5%)
$/MWh (actual)	$76.37	$87.18	$(10.81)	(12.4%)

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	95	92	3	3.3%
Average Realized Price $/MWh (actual)	$94.91	$90.22	$4.69	5.2%

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
(4)
Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income for the periods set forth below:

	Six Months Ended June 30,			Change
	2023	2022	Change	%
Total operating revenues	$72,409	$100,055	$(27,646)	(27.6)%
Operating expenses:
Operating and maintenance expenses	29,402	28,072	1,330	4.7%
General and administrative expenses	18,220	17,248	972	5.6%
Royalties, transportation, gathering and production fuel	14,138	22,296	(8,158)	(36.6)%
Depreciation, depletion and amortization	10,447	10,286	161	1.6%
Gain on insurance proceeds	—	(313)	313	(100.0)%
Impairment loss	726	120	606	504.7%
Transaction costs	86	32	54	168.5%
Total operating expenses	73,019	77,741	(4,722)	(6.1)%
Operating (loss) income	$(610)	$22,314	$(22,924)	(102.7)%
Other expenses (income):	2,302	(30)	2,332	(7,774.5)%
Income tax (benefit) expense	(127)	4,307	(4,434)	(102.9)%
Net (loss) income	$(2,785)	$18,037	$(20,822)	(115.4)%

Revenues for the Six Months Ended June 30, 2023 and 2022

Total revenues in the first six months of 2023 were $72,409 a decrease of $27,646 (27.6%) compared to $100,055 in the first six months of 2022. The decrease is primarily related to a decrease in pricing of gas commodity indices and average realized RIN pricing in the first six months of 2023 compared to the first six months of 2022. Gas commodity indices decreased 54.5% during the first six months of 2023 compared to the first six months of 2022. Realized RIN pricing decreased 32.7% during the first six months of 2023 compared to the first six months of 2022.

Renewable Natural Gas Revenues

We produced 2,783 MMBtu of RNG during the first six months of 2023, a decrease of 55 MMBtu (1.9%) over the 2,838 MMBtu produced in the first six months of 2022. Our Rumpke facility produced 36 fewer MMBtu in the first six months of 2023 compared to the first six months of 2022 as a result of process equipment failure in the first six months of 2023. Also contributing to the decrease is our Pico facility which produced 27 fewer MMBtu in the first six months of 2023 compared to the first six months of 2022 as a result of operational feedstock processing challenges in the first six months of 2023. Our Apex facility produced 14 MMBtu more in the first six months of 2023 compared to the first six months of 2022 as a result of process equipment failure in the first quarter of 2022.

Revenues from the Renewable Natural Gas segment in the first six months of 2023 were $63,393, a decrease of $33,840 (34.8%) compared to $97,233 in the first six months of 2022. Average commodity pricing for natural gas for the first six months of 2023 was $2.76 per MMBtu, 54.5% lower than the first six months of 2022. During the first six months of 2023, we self-monetized 20,390 RINs, representing a 533 decrease (2.5%) compared to 20,923 in the first six months of 2022. Average pricing realized on RIN sales during the first six months of 2023 was $2.28 as compared to $3.39 in the first six months of 2022, a decrease of 32.7%. This compares to the average D3 RIN index price for the first six months of 2023 of $2.10 being approximately 35.1% lower than the average D3 RIN index price in the first six months of 2022. At June 30, 2023, we had approximately 367 MMBtu available for RIN generation and we had approximately 2,966 RINs generated and unsold. At June 30, 2022, we had approximately 447 MMBtu available for RIN generation and 1,562 RINs generated and unsold. Of the RINs generated and unsold as of June 30,2023, we entered into commitments to transfer all RINs generated and unsold in July 2023, at average realized prices in excess of the July 2023 average D3 RIN index price of $3.05.

Renewable Electricity Generation Revenues

We produced approximately 95 MWh in Renewable Electricity in the first six months of 2023, an increase of 3 MWh (3.3%) from 92 MWh in the first six months of 2022. Our Bowerman facility produced 4 MWh more in the first six months of 2023 compared to the first six months of 2022 as a result of preventative engine maintenance performed during the first six months of 2022.

Revenues from Renewable Electricity facilities in the first six months of 2023 were $9,016, an increase of $716 (8.6%) compared to $8,300 in the first six months of 2022. The increase is primarily driven by the increase in our Bowerman facility production volumes.

In the first six months of 2023, 99.9% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 99.0% in the first six months of 2022. This provides the Company with certainty of price resulting from our Renewable Electricity sites.

Corporate Analysis

While we did not have any gas commodity hedge programs in the first six months of 2023, our gas commodity hedge program during the first six months of 2022 was priced at rates below actual index prices resulting in realized losses of $1,807.

Expenses for the Six Months Ended June 30, 2023 and 2022

General and Administrative Expenses

Total general and administrative expenses were $18,220 for the first six months of 2023, an increase of $972 (5.6%) compared to $17,248 for the first six months of 2022. Our general and administrative expense for the first six months of 2023 increased approximately $2,211 compared to the first six months of 2022 associated with the Montauk Ag Renewables. The increase was primarily driven by stock-based compensation expense as a result of the 2022 amendments to restricted share awards issued in the Montauk Ag Renewables acquisition and professional fees. Our stock-based compensation expense increased as a result of the April 2023 grant of stock option awards. Partially offsetting this increase is a reversal of approximately $1,024 stock based compensation expense related to forfeited stock awards. Finally, our rent expense was $352 for the first six months of 2023, an increase $168 (91.3%) compared to $184 for the first six months 2022.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the first six months of 2023 were $23,040, an increase of $2,500 (12.2%) as compared to $20,540 in the first six months of 2022. Our Apex facility operating and maintenance expenses increased approximately $622 as a result of timing of preventative maintenance, increased waste disposal costs and utility costs in the first six months of 2023 as compared to first six months of 2022. Our Pico facility operating and maintenance expenses increased approximately $489 as a result of the Pico Capacity Expansion project and utility costs in the first six months of 2023 as compared to first six months of 2022. Our Rumpke facility operating and maintenance expenses increased approximately $434 as a result of timing of preventative maintenance and utility costs in the first six months of 2023 as compared to first six months of 2022. Our Galveston operating and maintenance expenses increased approximately $291 as a result of timing of preventative maintenance and wellfield operational enhancements costs in the first six months of 2023 as compared to first six months of 2022. Our McCarty operating and maintenance expenses increased approximately $273 as a result of timing of preventative maintenance in the first six months of 2023 as compared to first six months of 2022. Total RNG facilities utility costs decreased $322 during the first six months of 2023 as compared to the first six months of 2022.

Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for the first six months of 2023 were $13,180, a decrease of $8,230 (38.4%) compared to $21,410 in the first six months of 2022. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of RNG revenues to 20.8% for the first six months of 2023 from 22.0% in the first six months of 2022. The decrease in royalties, transportation, gathering and production fuel expenses is primarily related to the decrease in RNG revenues in the first six months of 2023 compared to the first six months of 2022.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the first six months of 2023 were $6,297, a decrease of $837 (11.7%) compared to $7,134 in the first six months of 2022. The decrease is primarily related to scheduled preventative maintenance at our Bowerman facility, which was approximately $1,600 higher in the first six months of 2022 compared to the first six months of 2023. Our Tulsa facility operating and maintenance expenses increased approximately $323 as a result of scheduled preventative maintenance and wellfield maintenance. Our Turkey Creek facility operating and maintenance expenses increased approximately $262 as a result of the non-capitalizable costs of Montauk Ag Renewables.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first six months of 2023 were $958, an increase of $71 (8.0%) compared to $887 in the first six months of 2022. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses decreased to 10.6% from 10.7%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the first six months of 2023 were $14,138, a decrease of $8,158 (36.6%) compared to $22,296 in the first six months of 2022. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the first six months of 2023 was $10,447, an increase of $161 (1.6%) compared to $10,286 in the first six months of 2022. The increase is associated with the payments related to the Pico Feedstock Agreement.

Impairment loss

We calculated and recorded an impairment loss of $726 in the first six months of 2023, an increase of $606 (504.7%) compared to $120 in the first six months of 2022. The 2023 impairments were for specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use. The 2022 impairments recorded relate to computer software and hardware no longer being utilized ($51), an amended customer contract ($27) and miscellaneous capital assets no longer in use under current operations ($42).

Other Expense (Income)

Other expense in the first six months of 2023 was $2,302, a decrease of $2,332 (7,774.5%) compared to other income of $30 in the first six months of 2022. The increase is primarily related to an increase in interest expense of $2,083 from the first six months of 2023 compared to the first six months of 2022.

Income Tax Expense

Income tax expense for the six months ended June 30, 2023 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the benefit from production tax credits.

The effective tax rate of 4.4% for the six months ended June 30, 2023 was lower than the rate for the six months ended June 30, 2022 of 19.3% primarily due to discrete tax expense recorded in 2023. The June 30, 2023 rate also includes utilization of production tax credits.

Operating Loss (Income) for the Six Months Ended June 30, 2023 and 2022

Operating loss in the first six months of 2023 was $610, a decrease of $22,924 (102.7%) compared to operating profit of $22,314 in the first six months of 2022. RNG operating profit for the first six months of 2023 was $18,745, a decrease of $29,466 (61.1%) compared to operating profit of $48,211 in the first six months of 2022. Renewable Electricity Generation operating loss for the first six months of 2023 was $823, a decrease of $1,734 (67.8%) compared $2,557 for the first six months of 2022.

Non-GAAP Financial Measures:

The following table presents EBITDA and Adjusted EBITDA, non-GAAP financial measures for each of the periods presented below. We present EBITDA and Adjusted EBITDA because we believe the measures assist investors in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, EBITDA and Adjusted EBITDA are financial measurements of performance that management and the board of directors use in their financial and operational decision-making and in the determination of certain compensation programs. EBITDA and Adjusted EBITDA are supplemental performance measures that are not required by or presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to net income (loss) or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities or a measure of our liquidity or profitability.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income, which is the most directly comparable GAAP measure, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Net income	$1,003	$19,152
Depreciation, depletion and amortization	5,251	5,134
Interest expense	711	271
Income tax expense	11,933	4,565
Consolidated EBITDA	18,898	29,122

Impairment loss (1)	274	69
Transaction costs	3	5
Non-cash hedging charges	—	(1,644)
Adjusted EBITDA	$19,175	$27,552

(1)
During the three months ended June 30, 2023, we recorded an impairment loss of $274 for specifically identified RNG machinery and equipment that were no longer in operational use. During the three months ended June 30, 2022, we recorded an impairment loss of $69 related to an amended customer contract and miscellaneous capital assets no longer in use under current operations.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net (loss) income, which is the most directly comparable GAAP measure, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net (loss) income	$(2,785)	$18,037
Depreciation, depletion and amortization	10,447	10,286
Interest expense	2,386	303
Income tax (benefit) expense	(127)	4,307
Consolidated EBITDA	9,921	32,933

Impairment loss (1)	726	120
Net loss (gain) of sale of assets	37	(293)
Transaction costs	86	32
Non-cash hedging charges	—	1,807
Adjusted EBITDA	$10,770	$34,599
(1)
During the six months ended June 30, 2023, we recorded an impairment loss of $726 for specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use. During the six months ended June 30, 2022, we recorded an impairment loss of $120 related to computer software and hardware no longer being utilized, an amended customer contract and miscellaneous capital assets no longer in use under current operations

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2023 and June 30, 2022, our cash and cash equivalents, net of restricted cash, was $77,630 and $72,195 respectively. We intend to fund near-term development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.

At June 30, 2023, we had debt before debt issuance costs of $68,000, compared to debt before debt issuance costs of $72,000 at December 31, 2022.

Our debt before issuance costs (in thousands) are as follows:

	June 30, 2023	December 31, 2022
Term loan	$68,000	72,000
Revolving credit facility	—	—
Debt before debt issuance costs	$68,000	$72,000

Amended Credit Agreement

On December 21, 2021, the Company entered into the Fourth Amendment with Comerica and certain other financial institutions. The current credit agreement, which is secured by a lien on substantially all of our assets and assets of certain of our subsidiaries, provides for a five-year $80,000 term loan and a five-year $120,000 revolving credit facility.

As of June 30, 2023, $68,000 was outstanding under the term loan and we had no outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through 2024, then increases to $3,000 through 2026, with a final payment of $32,000 in late 2026 with an interest rate of 6.49% and 4.12% at June 30, 2023 and December 31, 2022, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).

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

As of June 30, 2023, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.

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

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2023 capital expenditures to range between $15,000 and $19,000. Our 2023 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, other specific facility improvements, and information technology improvements. Additionally, we currently estimate that our existing 2023 development capital expenditures will range between $70,000 and $100,000. The majority of our 2023 development capital expenditures are related to our Pico digestion capacity increase, the ongoing development of Montauk Ag Renewables, our second Apex facility, Blue Granite RNG and our recently announced Bowerman RNG project. Our Amended Credit Agreement provides us with a $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. We are currently in various stages of discussions regarding a variety of strategic growth opportunities. Included amongst these opportunities are: approximately up to eight LFG RNG, ADG RNG, and waste water treatment to RNG opportunities. If we ultimately enter into definitive agreements for any of these opportunities, we expect to incur material capital expenditures related to either acquisition costs or development costs, or both. As we continue to explore strategic growth opportunities and while we have entered into nonbinding letters of intent for certain of these opportunities, we provide no assurances that our plans related to any or all of these strategic opportunities will progress to definitive agreements. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Amended Credit Agreement would allow us to pursue and close on our identified strategic growth opportunities in addition to the previously discussed non-development and development capital expenditures.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$6,077	$26,772
Investing activities	(29,587)	(3,747)
Financing activities	(4,036)	(4,095)
Net (decrease) increase in cash and cash equivalents	(27,546)	18,930
Restricted cash, end of the period	430	347
Cash and cash equivalents, end of period	78,060	72,542

For the first six months of 2023, we generated $6,077 of cash provided by operating activities compared to $26,772 of cash provided by operating activities in the first six months of 2022. For the first six months of 2023, income and adjustments to income from operating activities provided $12,624 compared to income and adjustments to income providing $38,157 in first six months of 2022. Included within income and adjustments to income from operating activities for the first six months of 2023 was an increase of $12,797 related to the deferred tax provision adjustment. Working capital and other assets and liabilities provided $6,547 in the first six months of 2023 compared to working capital and other assets and liabilities providing $11,385 in the first six months of 2022.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. Our capital expenditures for the first six months of 2023 were $29,587, of which $9,772, $4,977, $6,745, and 2,997 were related to the ongoing development of the Pico facility digestion capacity increase, the Montauk Ag Renewables in North Carolina, second Apex RNG facility, and Blue Granite RNG project, respectively.

Our net cash flows used in financing activities of $4,036 for the first six months of 2023 decreased by $59 compared to cash used in financing activities in the first six months of 2022 of $4,095.

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

The Company has contractual obligations under our debt agreement, including interest payments and principal repayments. See Note 12 in the unaudited condensed consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During the first six months of 2023, we had approximately $2,405 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no draw downs on these outstanding letters of credit. During the first six months of 2022, we did not have off-balance sheet arrangements other than outstanding letters of credit of approximately $3,905.

The Company has contractual obligations involving operating leases. The Company leases office space and other office equipment under operating lease arrangements, expiring in various years through 2033. See Note 18 in the unaudited condensed consolidated financial statements for further information related to the lease obligations.

The Company has other contractual obligations associated with our fuel supply agreements. The expiration of these agreements range between 3-20 years. The minimum royalty and capital obligation associated with these agreements range from $8 to $1,635.

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

Finite-Lived Asset Impairment

In accordance with FASB ASC Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material. We identified discrete events and recorded impairment of $726 and $120 for the six months ended June 30, 2023 and 2022, respectively. See Note 3 in the unaudited condensed consolidated financial statements for further information related to asset impairments.

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

From the closing of the IPO through June 30, 2023, approximately $15.0 million of the net proceeds from the IPO have been used by Montauk for the following: the Montauk Ag Asset Acquisition in May 2021, the purchase of the real-estate and property in October 2021 related to Montauk Ag, and subsequent development activities related to Montauk Ag Renewables. An immaterial amount has been used relating to other possible acquisitions and projects. As of March 31, 2023, all net proceeds were used by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 15, 2023, Sean F. McClain, our chief executive officer, terminated his written plan for the sale of up to 400,000 shares of Montauk common stock through August 29, 2025, intended to satisfy the affirmative defense conditions under Rule 10b5-1, originally entered into on November 29, 2022.

On May 15, 2023, Kevin A. Van Asdalan, our chief financial officer, terminated his written plan for the sale of up to 20,000 Montauk common stock through August 29, 2025, intended to satisfy the affirmative defense conditions under Rule 10b5-1, originally entered into on November 29, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.14.3†+

Third Amendment to the Landfill Gas Rights and Production Facilities Agreement and Settlement Agreement, dated as of June 27, 2023, by and between the County of Orange and Bowerman Power LFG, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 30, 2023)

10.19.3

Third Amended and Restated Loan Agreement and Secured Promissory Note, dated as of June 21, 2023, by and between Montauk Renewables, Inc. and Montauk Holdings Proprietary Limited (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 22, 2023)

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

August 9, 2023	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Financial and Accounting Officer)