Form 10-K
period 2023-12-31
Montauk Renewables, Inc.
filed 2024-03-14
CIK 1826600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023;

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the Nasdaq Capital Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $452,482,145.

The number of outstanding shares of the registrant’s common stock on March 8, 2024 was 143,698,263 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held in 2024 (the “Proxy Statement”), which definitive proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

-ii-

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. Forward-looking statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “strive,” “aim,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to future results of operations, financial condition, expectations and plans of the Company, including expected benefits of the Pico digestion capacity increase, the Montauk Ag project in North Carolina, the Second Apex RNG Facility, the Blue Granite RNG Facility, the Bowerman RNG Facility, the delivery of biogenic carbon dioxide volumes to European Energy, the resolution of gas collection issues at the McCarty facility, the mitigation of wellfield extraction environmental factors at the Rumpke facility, and weather-related anomalies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

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
•
expected benefits from the extension of the Production Tax Credit and other tax credit benefits under the Inflation Reduction Act of 2022;

-iii-

•
decline in public acceptance and support of renewable energy development and projects, or our inability to appropriately address environmental, social and governance targets, goals, commitments or concerns, including climate-related disclosures;
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
•
We are not able to insure our projects against all potential risks and may become subject to higher insurance costs.
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
•
There may not be sufficient demand for renewable energy.
•
Our fuel supply agreements with site hosts have defined contractual periods, and we cannot assure you that we will be able to successfully extend these agreements at their historic levels or at all.
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
•
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

-v-

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
•
Our senior credit facility contains financial and operating restrictions that may limit our business activities and our access to credit and variable rate indebtedness under the facility may adversely affect our business, financial condition and results of operations.
•
We also face risks related to our common stock, being a controlled company, being an emerging growth company, and risks generally applicable to publicly-traded companies. Shares of our common stock trade on more than one stock market and this may result in price variations.
•
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

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (as amended, the “ Promissory Note”) with MNK. MNK is currently an affiliate of the Company and certain of the Company’s directors are also directors of MNK. Pursuant to the Promissory Note, the Company initially advanced a cash loan of $5,000 to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). The current principal balance of the Promissory Note is $10,040 and the maturity date is December 31, 2033. The Company holds a security interest in 976,623 shares of common stock of the Company held by MNK. MNK is required to use the proceeds of any sale of the shares to repay the Promissory Note. The Promissory Note has default provisions pursuant to which MNK will deliver any unsold shares of the Company back to the Company to satisfy repayment of the Promissory Note.

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

RNG is priced in-line with the wholesale natural gas market, based on Henry Hub pricing, with regional variation according to demand. We sell the RNG produced from our projects under a variety of short-term and medium-term agreements to counterparties, with tenures generally varying from three years to five years. Our contracts with counterparties are typically structured to be based on varying natural gas price indices for the RNG produced. We also share a portion of our Environmental Attributes with certain pathway providers as consideration for the counterparty using our RNG as a transportation fuel.

Renewable Electricity

Renewable electricity is generated using gas-fueled engines or turbine-driven electrical generators, which are designed to operate efficiently on medium-Btu gas. As such, electricity generation typically involves producing medium-Btu gas, which is then pumped into a generating facility. Electricity is a commodity that trades and is priced on a regional basis in and among regional control areas. Pricing for commodity-sold electricity can be based on day-ahead prices for scheduled deliveries or hourly, real-time prices for unscheduled deliveries. Prices vary across the country based on weather, load patterns and local power and transmission restrictions. The Renewable Electricity produced at our biogas-to-electricity projects is sold under long-term contracts to creditworthy counterparties, typically under a fixed price with escalators. The terms of these contracts range up to 20 years, excluding renewal periods, with a weighted average remaining tenure of 14 years, based on 2023 electricity production.

Environmental Attributes

When used as a transportation fuel or to produce electricity, RNG can generate additional revenue streams through the generation and sale of Environmental Attributes under various programs, including the national renewable fuels standard and state-level California LCFS. The Environmental Attributes that we generate and sell are composed of RINs and LCFS credits, which are generated from the conversion of biogas to RNG that is used as a transportation fuel, as well as RECs generated from the conversion of biogas to Renewable Electricity. In addition to revenues generated from our product sales, we also generate revenues by providing various value-added services to certain of our biogas site partners. In 2023 and 2022, our projects generated approximately 7.7% and 8.1%, respectively, of all D3 RINs in the United States. During 2021, we entered into an agreement to sell a portion of our production as a renewable component of refinery fuel exports into the European Union’s Renewable Energy Directive from certain RNG production facilities that have achieved International Sustainability & Carbon Certification registration. This diversification strategy accounted for approximately 1.4% of the reduction in generation of D3 RINs in 2023. We continue to sell a portion of our production as a renewable component of refinery fuel exports.

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

RINs are saleable regulatory credits that represent a quantity of qualifying fuel and are used by refiners and importers to evidence compliance with their RFS obligations. Given that the RFS is a national program, the price of a RIN is the same anywhere in the United States. The RFS program originally contemplated 1.75 billion gallons of fuel from cellulosic biofuels by 2014, the use of which would be tracked through D3 RINs. However, cellulosic biofuel production grew slower than expected and prompted the EPA to expand the definition of biofuels that could qualify for D3 RINs to include fuels from cellulosic biogas, including biogas from landfills, livestock farms, and WRRFs. This significantly increased the quantity of D3 RINs produced, with production increasing to approximately 33 million net RINs in 2014 and approximately 704 million net RINs in 2023. In addition, given the historic shortage in supply of D3 RINs to meet blending requirements, the EPA allows obligated refiners to satisfy RFS compliance obligations for D3 RINs by either purchasing CWC plus D5 RINs or by purchasing D3 RINs. CWC prices were set annually and were typically published by the EPA each November. Historically, the value of a D3 RIN is therefore a derivative of the market price for D5 RINs and CWCs, which in turn, are inversely linked to the wholesale price of gasoline. On July 12, 2023, the EPA issued final rules in the Federal Register which indicated that it will not be utilizing its cellulosic waiver authority to reduce cellulosic biofuel volume for 2023-2025, thus CWCs will not be available unless actual production is lower than the RVO. The EPA has indicated it will not utilize the CWC.

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

Several states in the United States also have or are considering adopting this model. Oregon’s Clean Fuels Program, enacted in 2009 and implemented in 2016, operates using a credit system similar to the CA LCFS program. Washington’s Clean Fuel Standard was passed in 2021 and implemented in 2023 utilizing a similar credit system as Oregon and California. New Mexico’s Clean Fuel Standard was passed in 2024 with plans to finalize implementation in 2026. Similar to RINs, LCFS credits can be sold separately from the RNG fuel sold, allowing us to monetize LCFS credits for fuel produced and purchased outside of states that have LCFS programs.

RECs

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

Pico Facility

We undertook an agricultural project when we closed on the acquisition of Pico, the anaerobic digester and two Jenbacher engines at the Bettencourt dairy farm in Jerome, Idaho in September 2018. The project sources manure from a dairy farm with up to approximately 18,500 milking cows. While Pico was initially a Renewable Electricity site, we brought an RNG facility at that location online in 2020. The facility sells transportation fuel into the California transportation market. The collection of the fuel supply is potentially easier at dairy farms than at landfills due to higher quality, more uniform feedstock, and potentially less volatility in inlet gas and biogas collection in a more controlled environment. During the second quarter of 2021, we amended our Pico feedstock agreement (“Pico Feedstock Amendment”). The amendment increased the amount of feedstock supplied to the facility for processing over a four-year period.

As part of our overall capacity expansion at the Pico facility, in 2021 and 2022, we undertook significant efforts to improve the performance of the existing digestion process at our Pico facility. We temporarily idled RNG production at this facility in order to clean out settled solids in the digester, replace the cover of the digester, and make various other efficiency improvements. The Pico facility resumed operations during the first quarter of 2022. The dairy began delivering the first and second increases in feedstock during the third quarter of 2022 and we have made two payments to the dairy as required in the Pico Feedstock Amendment. The improved efficiencies of our existing digestion process and the water management improvements have enabled us to process the increased feedstock volumes. We completed the design of the digestion capacity expansion project in the third quarter of 2022, commenced construction of the digestion expansion, and expect the project to be completed in 2024. We currently expect the dairy to begin delivering the final increase in feedstock volumes during 2025.

The improvement project impacted the timeline for modeling Pico’s initial CI Score pathway model and subsequent auditing approval by CARB. During the fourth quarter of 2022, we learned through CARB that our dairy project CI Score Pathway would be subject to a public comment period. Due to this public comment period, we received approval of our score during the first quarter of 2023. This public comment period followed the completion of the validation of the CI Score, which CARB finalized in the first quarter of 2023. We began releasing gas from storage during the third quarter of 2022 and recognized revenues from a portion of the RINs generated and completed storage release during the third quarter of 2022. We committed RINs and recognized revenues from RINs generated in the fourth quarter of 2022.

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

We continue to work with our engineer of record through the optimization of improvements to the now patented reactor technology. We have relocated certain assets from Magnolia, NC to Turkey, NC and have recorded an impairment of approximately $1,393 in 2022 related to assets which will no longer be used in the production process. We continue our capital development improvements and have not yet reached commercial operations at the Turkey location. In July 2023, we signed a REC agreement with Duke Energy (“Duke”) under which Duke will purchase the swine waste RECs from the conversion of swine waste feedstock into renewable energy as required under the North Carolina Renewable Energy Portfolio Standard. Once fully commissioned, we expect the facility to sell up to an estimated 47 RECs annually.

While these project developments continue, we continue to engage with regulatory agencies in North Carolina related to the resulting power generation derived from swine waste to confirm its eligibility for Renewable Energy Credits under North Carolina’s Renewable Energy Portfolio Standards in anticipation of commercial production. The Turkey location was approved to participate in the Piedmont Natural Gas Renewable Gas Pilot Program which is a step towards obtaining the New Renewable Energy Facility (“NREF”) designation under the North Carolina Utilities Commission. In January 2024, we received notification from the North Carolina Utilities Commission that the Turkey, NC location was approved for an NREF and Certificate of Public Convenience and Necessity. In March 2024, we submitted an amendment to our NREF application for which we expect a decision on the NREF designation during 2024. Obtaining this designation could have an impact on the timing of utility infrastructure at the location. We signed a receipt interconnection agreement with Piedmont Natural Gas for the Turkey, NC location. This agreement is structured to coincide with the development timeline at the Turkey, NC location. Our Turkey, NC location has been accepted into the Piedmont Natural Gas Renewable Gas Pilot Program.

We are at the beginning stages of developing the opportunities associated with Montauk Ag Renewables and can give no assurances that our plans related to this acquisition will meet our expectations. We continue to design and plan for the development of the facility to be used for commercial production. We do not currently expect commercial production to commence until 2025 based on the current development timeline. We intend to contract with additional farms to secure feedstock sources, as we commission commercial production and increase our production capabilities, which we anticipate will secure additional feedstock for future production processes.

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

Optimize Existing Assets and Project Portfolio and Opportunistically Develop New Projects

Expanding Operations at Existing Project Sites. We monitor biogas supply availability across our portfolio and seek to maximize production at existing projects by expanding operations when economically feasible. Most of our landfill locations continue to accept waste deliveries and the available LFG at these sites is expected to increase over time, which we expect to support expanded production. In 2023, this has allowed us to maintain average production availability of approximately 90% at our RNG projects and 96% at our Renewable Electricity projects.

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

In addition to monitoring biogas supply, we are incorporating similar collection and processing used for our biogas supply to our byproduct streams to capture, clean, and liquefy biogenic carbon dioxide at our existing projects. In February 2024, we announced our first agreement for certain of our Texas facilities related to biogenic carbon dioxide collection.

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

Converting Existing Renewable Electricity Projects to RNG. We periodically evaluate opportunities to convert existing projects from electricity generation to RNG production. These opportunities tend to be attractive for our merchant electricity projects given the favorable economics for RNG plus RIN sales relative to merchant electricity rates plus REC sales. To date, we have converted two projects from LFG-to-electricity to LFG-to-RNG and a third project from ADG-to-electricity to ADG-to-RNG. We will continue to explore the feasibility of other opportunities across our remaining Renewable Electricity portfolio.

Opportunistic Development of New RNG Projects. We apply a financially disciplined model toward new project development that considers the relative risk of a given project and associated feedstock costs, offtake contracts and any other related Environmental Attributes that can be monetized. We are currently developing two project expansion opportunities at existing project sites and one project at a new project site. We regularly analyze potential new projects that are at various stages of negotiation, engineering design and financial review. The potential projects typically include a mix of new project sites and strategic acquisitions. Currently, no new potential projects are subject to definitive agreements and each potential opportunity is subject to competitive market conditions.

Developing LFG to Renewable Electricity Projects. We continue to analyze for future development to include sites from which we would generate renewable electricity. This evaluation of potential new renewable electricity projects would be reviewed with the same financially disciplined model we use to evaluate new LFG-to-RNG projects.

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

				Renewable Natural Gas
				Site	COD(1)	Capacity (MMBtu/ day) (2)	Source
				Rumpke Cincinnati, OH	1986	7,271	Landfill
				Atascocita Humble, TX	2002*/ 2018	5,570	Landfill
				McCarty Houston, TX	1986	4,415	Landfill
				Apex Amsterdam, OH	2018	2,673	Landfill
				Monroeville Monroeville, PA	2004	2,372	Landfill
				Valley Harrison City, PA	2004	2,372	Landfill
				Galveston Galveston, TX	2019	1,857	Landfill
Renewable Electricity Generation				Raeger Johnston, PA	2006	1,857	Landfill
Site	COD (1)	Capacity (MW)	Source	Shade Cairnbrook, PA	2007	1,857	Landfill (3)
Bowerman Irvine, CA	2016	23.6	Landfill	Coastal Plains Alvin, TX	2020	1,775	Landfill
Security Houston, TX (4)	2003	3.4	Landfill	Southern Davidsville, PA	2007	928	Landfill
AEL Sand Spring, OK	2013	3.2	Landfill	Pico Jerome, ID	2020	903	Livestock (Dairy)
Total Capacity (MW)		30.2		Total Capacity (MW)		33,850

= Renewable Natural Gas Project
= Renewable Electricity Project

(1)
“COD” refers to the commercial operation date of each site.
(2)
This is equivalent to the project’s design capacity and assumes inlet methane content of 56% for all sites other than Pico, which assumes inlet methane content of 62%, and process efficiency of 91%.
(3)
All of our landfill sites are accepting waste except our Shade site. Our Shade site is closed to accepting new waste, but is currently expected to continue to generate a commercial level of RNG for an additional ten years. Our operating RNG projects have an average expected remaining useful life of approximately 17 years.
(4)
We reached an agreement with the site host to sell the gas rights ahead of the fuel supply expiration of one of our existing REG operating facilities effective October 1, 2024. The sale comes as the power purchase agreement was set to expire in late 2024.

We have a long history of operating our projects with partners, with our oldest relationship going back nearly 50 years. On average, we have had an approximate 20-year history with our current project site owners. As of December 31, 2023, our operating RNG projects have an average expected remaining useful life of approximately 17 years and our operating Renewable Electricity projects have an average expected remaining useful life of approximately 26 years, including renewal periods.

Approximately 69% of our 2023 RNG production has been monetized under fuel supply agreements with expiration dates more than 15 years from December 31, 2023. Approximately 90% of our 2023 Renewable Electricity production has been monetized under fuel supply agreements with expiration dates more than 15 years from December 31, 2023. Concurrent with our fuel supply agreements, we typically enter into property leases with our project hosts, which govern access rights, permitted activities, easements and other property rights. We own all equipment and facilities on each leased property, other than equipment provided by utility companies providing services on-site. Lease termination typically requires the restoration of the leased area to its original condition. We have successfully ended leases on six of our former facilities.

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

Renewable Electricity Projects

Site	Location	Capacity(1)
Bowerman Power	Irvine, CA	23.6 MW
Security	Cleveland, TX	3.4 MW
Tulsa/AEL (3)	Sand Springs, OK	3.2 MW
Pico(2)	Jerome, ID	2.3 MW

Total		32.5 MW

(1)
Assumes inlet methane content of 56% and process efficiency of 91%,
(2)
Beginning in October 2020, we began reporting the result of operations of Pico within RNG, but Pico continues to generate Renewable Electricity.
(3)
We reached an agreement with the site host to sell the gas rights ahead of the fuel supply expiration of one of our existing REG operating facilities effective October 1, 2024. The sale comes as the power purchase agreement was set to expire in late 2024.

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

Fuel Supply Agreement Summary

RNG Projects

Fuel Supply Agreement Expiration Dates	Current Sites as of December 31, 2023	% of 2023 Total RNG Production
Within 0-5 years	3	6.8%
Between 6-15 years	2	24.4%
Greater than 15 years	7	68.8%

Renewable Electricity Projects

Fuel Supply Agreement Expiration Dates	Current Sites as of December 31, 2023	% of 2023 Total Renewable Electricity Production
Within 0-5 years	1	7.8%
Between 6-15 years	0	0%
Greater than 15 years(1)	2	88.9%

(1)
Our Pico project continues to generate both RNG and Renewable Electricity and is accounted for above in the RNG Projects summary.

Customers

Our customers for RNG and RINs typically include large, long-term owner-operators of landfills and livestock farms, local utilities, and large refiners in the natural gas and refining sectors. Royalty structures included in our agreements, as well as the large size of our counterparties, limit their credit risk. Valero, GE Warren, and HF Sinclair represented approximately 31.6%, 16.8% and 16.8%, respectively, of our operating revenues in 2023 from the sale of Environmental Attributes. We sell RINs to numerous RIN off-take parties and our largest RIN off-taker as a percentage of revenue can vary year to year given the short-term nature of these contracts. In addition to revenues from sales of RNG and RINs, we also share a portion of our Environmental Attributes with our pathway providers as in-kind consideration for the counterparty using our RNG as a transportation fuel.

Our customers for electricity typically include investor-owned and municipal electricity utilities. For the sale of Renewable Electricity and RECs, the City of Anaheim represented approximately 9.5% of our operating revenues in 2023. These sales occurred under a PPA between us and the City of Anaheim, in which electricity and RECs are sold at fixed prices. In 2023, we converted 100% of the monetization of our Renewable Electricity production and Environmental Attributes under fixed-price agreements. For our electricity sales, all of our customers with whom we have off-take agreements are investment-grade entities with low credit risk.

No other single customer represented more than 10% of our total 2023 operating revenues.

Suppliers and Equipment Vendors

The major technologies used by our projects for gas processing include solvent scrubbing PSA and membrane separation. For electricity generation, we use reciprocating engines. This affords Montauk experience with substantially all major vendors in the sector, and technical expertise in numerous technologies.

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

We have made substantial investments in a centralized Enterprise Resource Planning (“ERP”) system (Microsoft Dynamics) to better integrate operations across our projects. This system centralizes maintenance operations across all of our projects. Our proactive approach to maintenance, corrective maintenance, root cause analysis, failure reporting, project management, and budgeting are all completed using the ERP system. We are currently in the process of migrating our ERP to the latest version of the Microsoft Dynamics system. We anticipate having this system migration completed in 2024.

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

We are aware of several competitors in the United States that have a similar business model to our own, including Clean Energy Fuels Corp, Opal Fuels, U.S. Gain, Brightmark, Gevo Inc., and AMP Energy, as well as companies with biogas-to-energy facilities as a segment or subsidiary of their operations, including DTE, Ameresco, and British Petroleum (bp, acquired Archaea Energy in 2022). In addition, certain landfill operators, such as Waste Management, have also chosen to selectively pursue biogas conversion projects at their sites. Finally, Republic has entered into a joint venture with bp (formerly through Archaea Energy) to develop certain of its LFG locations.

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

We monitor regulatory trends and developments in the U.S. regarding the regulation of greenhouse gas emissions. We are aware the EPA proposed the regulation of methane emissions, a greenhouse gas, from oil and gas facilities in November 2021. We do not anticipate this proposed regulation will apply to our operations and could, combined with another public policy and private sector initiatives, increase interest in developing more renewable energy projects in the U.S. We will continue to monitor greenhouse gas regulatory initiatives in the U.S. and assess their potential relevance to our business and operations.

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

The operation of our business may expose us to certain liabilities and compliance costs related to environmental matters. These liabilities or compliance costs did not have a material effect on our capital expenditures or competitive position for fiscal 2023, nor do we expect them to have a material effect in the future. We believe we are in material compliance with all environmental regulations applicable to our operations.

Inflation Reduction Act. The Inflation Reduction Act (IRA or the Act) will be administered by multiple federal agencies including EPA, U.S. Department of Energy and the Internal Revenue Service of the U.S. Department of the Treasury. The goals of the IRA include incentivizing the development and production of renewable energy. We cannot speculate on exactly how the IRA will be implemented; however, the Act does contain numerous incentives for the production of clean energy which may impact our products.

Employees and Human Capital Resources

Employee Profile

We employed 151 people on December 31, 2023, located in California, Idaho, Ohio, Oklahoma, Pennsylvania, North Carolina and Texas. Our employee population is comprised of a mix of field operations personnel and office-based professionals. As of December 31, 2023, none of our employees were represented by a collective bargaining unit or labor union. We consider our employee relations to be good across our organization.

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

Our recordable cases and total recordable incident rate (“TRIR”), excluding COVID-19 related incidents, was 0.00 and 3.00 in 2023 and 2022, respectively. The 2022 TRIR national average was 2.7 for all industries. We continue to focus on practices and measures to lower our TRIR.

Employee Development and Training

The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain talented individuals at all levels of our organization. To succeed in a competitive labor market, we have developed and implemented various recruitment and retention strategies. These include competitive salary structures, bonus programs and competitive benefits, as well as paid time off, sick leave, disability coverage, group term life insurance, and a retirement savings program. We also offer our employees tuition reimbursement for job-related education and training opportunities. We have also begun leadership and developmental training for our director and manager level employees.

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

Information About Our Executive Officers

Below is a list of the names, ages, and positions of our executive officers, and a brief summary of the business experience of our executive officers (ages as of March 1, 2024).

Name	Age	Position
Sean F. McClain	49	President and Chief Executive Officer, Director
Kevin A. Van Asdalan	46	Chief Financial Officer and Treasurer
James A. Shaw	52	Vice President of Operations
Michael Barsch	50	Vice President of Business Development
John Ciroli	53	Chief Legal Officer and Secretary
Sharon Frank	67	Vice President of Environmental, Health and Safety

Sean F. McClain. Mr. McClain has served as our President and Chief Executive Officer and a member of our Board of Directors since January 2021. Prior to the Reorganization Transactions, Mr. McClain served as President and Chief Executive Officer of Montauk Holdings USA and as a member of its Board of Directors. From April 2011 until September 2019, Mr. McClain served as Chief Financial Officer of Montauk Holdings USA and Montauk Energy Holdings. Prior to joining Montauk in 2011, he held various management positions with BPL Global Limited, Bayer and Dick’s Sporting Goods and was in public accounting at Arthur Andersen LLP. He is a certified public accountant and has over 25 years of business and financial management experience.

Kevin A. Van Asdalan. Mr. Van Asdalan has served as our Chief Financial Officer and Treasurer since January 2021. Prior to the Reorganization Transactions, Mr. Van Asdalan served as Chief Financial Officer of Montauk Holdings USA and as a member of its Board of Directors. From March 2018 until September 2019, Mr. Van Asdalan served as Controller of Montauk Energy Holdings and Montauk Holdings USA. Prior to joining Montauk in 2018, Mr. Van Asdalan served as a lines of business controller and manager of external reporting at L.B. Foster Company, a manufacturer, distributor and service provider for transportation and energy infrastructure, from July 2011 to March 2018. Prior to L.B. Foster, Mr. Van Asdalan held senior associate accounting positions at PricewaterhouseCoopers LLP and Sisterson & Co LLP. He is a certified public accountant and chartered global management accountant with nearly 25 years of business and financial management experience and holds a Master of Business Administration from the University of Pittsburgh Katz Graduate School of Business.

James A. Shaw. Mr. Shaw has served as our Vice President of Operations since January 2021 and has served as Vice President of Operations of Montauk Energy Holdings since September 2019. He previously served as North Region Manager of Montauk Energy Holdings from May 2016 to September 2019. He was a Site Manager for five Montauk Energy Holdings operating sites from April 2015 to April 2016 and two Montauk Energy Holdings operating sites from June 2010 to March 2015. Prior to joining Montauk, Mr. Shaw was a facility manager for SONY Electronics at the world’s first vertically integrated television manufacturing facilities. Mr. Shaw has more than 25 years of experience in facilities operations and management.

Michael J. Barsch. Mr. Barsch has served as our Vice President of Business Development since September 2023. He previously served as Director of Projects from January to September 2023. From February 2021 to January 2023, Mr. Barsch was Vice President of Construction for BerQ RNG, a renewable energy producer. Mr. Barsch was a renewable energy consultant from March 2019 to February 2021 and Vice President of Projects for Energy Developments Limited, a renewable energy producer, from March 2016 to March 2019. From November 2013 to March 2016, he was Managing Director of Construction for Renewable Energy Trust Capital. Mr. Barsch has over 25 years of experience managing the construction of renewable energy projects.

John Ciroli. Mr. Ciroli has served as our Chief Legal Officer since January 2023. He served as our Vice President, General Counsel and Secretary from January 2021 until January 2023 and in the same role with Montauk Energy Holdings upon joining in July 2020. From July 2016 to July 2020, Mr. Ciroli was the North American Counsel and HR Manager for the North American subsidiaries of FAAC Group, a company that designs solutions for pedestrian and vehicle needs, representing the entities in their American and Canadian portfolio. From 2014 to July 2016, Mr. Ciroli was a Senior Litigation Counsel with the Housing Authority of the City of Pittsburgh. Mr. Ciroli has over 25 years of experience representing and advising domestic and international corporations and government entities in the areas of contracts, mergers and acquisitions, litigation, employment and governmental procurement and regulatory affairs. He was also a professor for Concord Law School, now Purdue Global, in the areas of Contracts, Constitutional Law, Torts and Evidence and is a member of the Pennsylvania State Bar and the bar of the U.S. Supreme Court.

Sharon Frank. Ms. Frank has served as our Vice President of Environmental, Health and Safety since October 2021. She served as our Director of Environmental, Health and Safety from April 2020 until October 2021 and as Manager of Environmental Compliance from June 2007 until April 2020. Prior to joining Montauk, from 2000 to 2007, Ms. Frank was Manager of Environmental Affairs for Duquesne Light Company’s unregulated business group. Ms. Frank has over 30 years of regulatory and environmental compliance experience.

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

Landfills contain organic material whose decomposition causes the generation of gas consisting primarily of methane, which our RNG projects use to generate power or renewable natural gas, and carbon dioxide. The estimation of landfill gas production volume is an inexact process and dependent on many site-specific conditions, including the estimated annual waste volume, composition of waste, regional climate and the capacity and construction of the landfill. Production levels are subject to a number of additional risks, including a failure or wearing out of our or our landfill operators’, customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply or quality of the project’s source of biogas and faster than expected diminishment of such biogas supply; or volume disruption in our fuel supply collection system. Any extended interruption and/or volume disruption in the project’s operation, or failure of the project for any reason to generate the expected amount of output, could adversely affect our business and operating results. For example, we produced fewer MMBTu and MWh in the third quarter of 2023 compared with the third quarter of 2022 due to dry weather conditions and higher ambient temperatures. In addition, we have in the past, and may in the future, incur material asset impairment charges if any of our renewable energy projects incurs operational issues that indicate our expected future cash flows from the project are less than the project’s carrying value. Any such impairment charge could adversely affect our operating results in the period in which the charge is recorded.

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

A substantial portion of our revenues are generated from five project sites. For the years ended December 31, 2023 and 2022, excluding the effect of derivative instruments, approximately 68.4% and 72.4%, respectively, of operating revenues were derived from these locations. During 2023, RNG production at our McCarty, Rumpke, Atascocita and Apex facilities accounted for approximately 16.2, 18.8%, 21.0% and 9.9% of our RNG revenues, respectively, and 14.5%, 24.7%, 20.2% and 9.9% of the RNG we produced during 2023, respectively. During 2023, Renewable Electricity production at our Bowerman Power LFG, LLC (“Bowerman”) facility accounted for approximately 89.7% of our Renewable Electricity Generation revenues and 80.3% of the Renewable Electricity we produced during 2023. A lengthy interruption of production or transmission of renewable energy from one or more of these projects, as a result of a severe weather event, failure or degradation of our or a landfill operator’s equipment or interconnection transmission problems could have a disproportionate effect on our revenues and cash flow.

Our Atascocita, McCarty, Galveston and Coastal Plains projects are located within 20 miles of each other near Houston, Texas and seven of our other RNG projects are located in relatively close proximity to each other in Pennsylvania and Ohio. Regional events, such as gas transmission interruptions, regional availability of replacement parts and service in the event of equipment failures and severe weather events in either of those geographic regions have previously adversely affected, and if the future could adverse affect, our RNG production and transmission. These impacts are greater than would be if our business was more geographically diverse.

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

Our success will depend on our ability to create and maintain a competitive position in the renewable energy industry. Other than the patented technology acquired through the Montauk Ag Renewables Acquisition and our internally developed condensate neutralization technology, we do not have any exclusive rights to any of the technologies that we utilize, and our competitors may currently use and may be planning to use identical, similar or superior technologies. While significant to the development associated with our emerging North Carolina Montauk Ag Renewables business, we do not currently consider patented technology material to the total business. In addition, the technologies that we use may be rendered obsolete or uneconomical by technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others.

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

Our PPAs typically require us to meet certain milestones and other performance criteria. Our failure to meet these milestones and other criteria, including minimum quantities, may result in price concessions, in which case we would lose any future cash flow from the relevant project. In addition, we have in the past and, in the future, may be required to pay fees and penalties to our counterparty. We cannot assure you that we will be able to perform our obligations under such agreements, that fees and penalties will remain insignificant, or that we will have sufficient funds to pay any fees or penalties thereunder.

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

Any of these factors could prevent us from identifying, completing or operating our projects, or otherwise adversely affect our business, financial condition and results of operations.

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

Our fuel supply agreements with site hosts have defined contractual periods, and we cannot assure you that we will be able to successfully extend these agreements at their historic revenue levels or at all.

Fuel supply rights are issued by the landfill owner to operators for a contractual period. As operators, we have already invested resources in the development of existing sites and the ability to extend these contracts on expiration would enable us to achieve operational efficiency in continuing to generate revenues from a site without significant additional capital investments. We cannot assure you that we will be able to extend existing fuel supply agreements at their historic revenue levels or at all when they expire.

Our agreements contain complex price adjustments, calculations and other terms based on gas price indices and other metrics, the interpretation of which could result in disputes with counterparties that could affect our results of operations and customer relationships.

Certain of our PPAs, fuel supply agreements, RNG off-take agreements and other agreements require us to make payments or adjust prices to counterparties based on past or current changes in gas price indices, project productivity or other metrics and involve complex calculations. Moreover, the underlying indices governing payments under these agreements are subject to change, may be discontinued or replaced. The interpretation of these price adjustments and calculations and the potential discontinuation or replacement of relevant indices or metrics have resulted, and in the future, could result in disputes with the counterparties with respect to these agreements. Any such disputes could adversely affect project revenues, expense margins, customer or supplier relationships, or lead to costly litigation, the outcome of which we would be unable to predict.

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

We plan to continue to develop new RNG projects at landfills and livestock farms but we may be unable to implement this growth strategy if we cannot identify suitable landfills and livestock farms on which to develop projects, reach agreements with landfill or livestock farm owners to develop RNG projects or arrange required financing for new projects. While the EPA has identified an additional 463 landfills as candidates for biogas projects, we believe that approximately 38 of these sites produce sufficient quantities of LFG to support commercial-scale projects, with 25 of the approximately 38 sites being operated by Waste Management or Republic Waste, with whom we would need to negotiate with to secure sufficient LFG rights to support an RNG project. In the future, additional candidate landfills may become economically viable as their growth increases LFG production and requires installation of LFG collection systems. However, the time and effort involved in attempting to identify suitable sites and development of new projects may divert members of our management from our operations.

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

Our business is currently focused on converting methane into renewable energy. In the future, we may expand our strategy to include other types of projects. For example, we recently entered into an agreement with European Energy North America under which we supply biogenic carbon dioxide for the creation of e-methanol. We cannot assure you that we will be able to identify attractive opportunities outside of our current area of focus or acquire or develop such projects at a price and on terms that are attractive or that, once acquired or developed, such projects will operate profitably. In addition, these projects could expose us to increased operating costs, unforeseen liabilities or risks, and regulatory and environmental concerns associated with entering into new sectors of the energy industry, including requiring a disproportionate amount of our management’s attention and resources, which could adversely affect our business, as well as place us at a competitive disadvantage relative to more established market participants. A failure to successfully integrate such new projects into our existing project portfolio as a result of unforeseen operational difficulties or otherwise, could adversely affect our business, financial condition and results of operations.

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

The price of RINs is driven by various market forces, including regulatory action, gasoline prices and the availability of renewable fuel from other renewable energy sources and conventional energy sources. For example, following the EPAs release of the 2023 RVO in December 2022, the market price of a D3 RIN declined from $2.43 on the date of the release to $1.88 in February 2023. Furthermore, refiners are permitted to carry-over up to 20% RINs generated for one calendar year after the RINs are generated to satisfy their RVOs. As a result, we are only able to sell RINs on a forward basis for the year in which the RINs are generated and the following year. We may be unable to manage the risk of volatility in RIN pricing for all or a portion of our revenues from RINs, which would expose us to the volatility of commodity prices with respect to all or the portion of RINs that we are unable to sell through forward contracts, including risks resulting from changes in regulations, general economic conditions and changes in the level of renewable energy generation. We expect to have quarterly variations in the revenues from the projects in which we generate revenue from the sale of RINs that we are unable to sell through forward contracts.

Our revenues may be subject to the risk of fluctuations in commodity prices.

The operations and financial performance of projects in the renewable energy sectors may be affected by the prices of energy commodities, such as natural gas, wholesale electricity and other energy-related products. For example, the price of renewable energy resources changes in relation to the market prices of natural gas and electricity. The market price for natural gas is sensitive to cyclical demand and capacity supply, changes in weather patterns, natural gas storage levels, natural gas production levels, general economic and geopolitical conditions (including the current conflicts in the Middle East and Ukraine) and the volume of natural gas imports and exports. The market price of electricity is sensitive to cyclical changes in demand and capacity supply, and in the economy and geopolitical conditions (including the current conflicts in the Middle East and Ukraine), as well as to regulatory trends and developments impacting electricity market rules and pricing, transmission development and investment to power markets within the United States and in other jurisdictions through interconnects and other external factors outside of the control of renewable energy power-producing projects. Volatility of commodity prices also creates volatility in the prices of Environmental Attributes, which are inversely related to the wholesale price of unleaded gasoline. In addition, volatility of commodity prices, such as the market price of gas and electricity, may also make it more difficult for us to raise any additional capital for our renewable energy projects that may be necessary to operate, to the extent that market participants perceive that a project’s performance may be tied directly or indirectly to commodity prices. Accordingly, the potential revenues and cash flows of these projects may be volatile and adversely affect the value of our investments.

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

We may sell forward a portion of our RINs under contracts to fix the revenues from such attributes for financing purposes or to manage our risk against future declines in prices of such Environmental Attributes. If our RNG projects do not generate the amount of RINs sold under such forward contracts we may be required to make up the shortfall of RINs under such forward contracts through purchases on the open market or the payment of liquidated damages. Forward selling our RINs could result in realized prices monetized in a year which do not correspond directly to index prices.

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

We depend, in part, on Environmental Attributes, which are federal, state and local government incentives in the United States, provided in the form of RINs, RECs, LCFS credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy. RINs are created through the RFS program administered by the EPA, which requires transportation fuel sold in the United States to contain a minimum volume of renewable fuel and has historically permitted refineries and importers of transportation fuel to satisfy their RVOs by purchasing either (i) D5 RINs and cellulosic waiver credits (“CWCs”) or (ii) D3 RINs. In a December 1, 2022 proposed rule, EPA proposed to not utilize its cellulosic waiver authority for the years 2023-2025. However, if actual production is lower than the RVO, the EPA will have discretion to utilize CWC. RECs are created through state law requirements for utilities to purchase a portion of their energy from renewable energy sources. 76% and 70% of our operating revenues for 2023 and 2022, respectively, were generated from the sale of Environmental Attributes. These government economic incentives could be reduced or eliminated altogether, or the categories of renewable energy qualifying for such government economic incentives could be changed. These renewable energy program incentives are subject to regulatory oversight and could be administratively or legislatively changed in a manner that could adversely affect our operations. Further, the generation of LCFS credits on our dairy farm project is expected to increase the percentage of our revenues generated from Environmental Attributes. Reductions in, changes to, or eliminations or expirations of governmental incentives could result in decreased demand for, and lower revenues from, our projects. Changes in the level or structure of the RPS of a state for electricity could also result in a decline in our revenues or decreased demand for, and lower revenues from, our electricity projects.

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

Obtaining and modifying necessary permits, approvals and consents is a time-consuming and expensive process, and we may not be able to obtain or modify them on a timely or cost-effective basis or at all. In the event that we fail to obtain or modify all necessary permits, approvals or consents, we may be forced to delay construction or operation of a project or abandon the project altogether, which could adversely affect our business, financial condition and results of operations. In addition, we may be required to make capital expenditures on an ongoing basis to comply with increasingly stringent federal, state, provincial and local EHS laws, regulations and permits.

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

In addition, in June 2019, the EPA issued the final Affordable Clean Energy (“ACE”) rule and repealed the Clean Power Plan (the “CPP”), which had previously established standards to limit carbon dioxide (CO2) emissions from existing fossil-fueled power generation facilities. Under the ACE rule, emissions from electric utility generation facilities would be regulated only through the use of various “inside the fence” or onsite efficiency improvements and emission control technologies. In contrast, the CPP allowed facility owners to reduce emissions with “outside the fence” measures, including those associated with renewable energy projects. On January 19, 2021, the United States Court of Appeals for the D.C. Circuit vacated the ACE rule and remanded the rule back to EPA for reconsideration of the “best system of emission reduction.” On February 22, 2021, the D.C. Circuit subsequently issued an order allowing EPA to promulgate new standards in lieu of reviving the CPP. In June 2022, however, the U.S. Supreme Court reversed the D.C. Circuit’s decision on the ACE rule and remanded the case back to the D.C. Circuit. The U.S. Supreme Court restricted the EPA’s authority to regulate GHGs from existing power plants under Section 111(d). The U.S. Supreme Court concluded that Congress did not grant the EPA authority under the CAA to demand generation-shifting to achieve reduction of GHG emissions, but the court did not hold that the EPA is limited in future rulemakings to just the heat-rate improvements that made up the ACE rule. On remand from the Supreme Court, the D.C. Circuit in October 2022 upheld EPA's repeal of the CPP, and it granted the parties' motion to hold the remaining challenges to the ACE rule in abeyance, as EPA indicated it intended to repeal the ACE rule and issue a new proposed regulation for GHG from electric generating units. To ensure that the ACE rule is not implemented in the interim period, EPA issued a direct final rule in March 2023, delaying the deadlines for states to submit implementation plans for the ACE rule. On May 23, 2023, the EPA published a proposed rule that would vacate the ACE rule, establish emissions guidelines in the form of CO2 emissions limitations for certain existing fossil-fueled power generation facilities and would require states to develop state plans that establish standards of performance for such facilities that are at least as stringent as the EPA’s emissions guidelines. Depending on various facility-specific factors, the bases of proposed emissions guidelines range from routine methods of operation to shutting down certain types of units in the early 2030s, to carbon capture and sequestration or co-firing low-GHG hydrogen starting in the 2030s. The EPA is expected to publish a final rule in the first half of 2024, which is expected to face legal challenges similar to prior challenges to the ACE rule and the CPP. We are unable to predict the future course of the EPA's proposed rule and any related litigation, nor the direction that the EPA may take in the future to regulate GHG emissions from existing fossil fuel-fired generation facilities. The impact of these potential developments is unclear.

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

The United States has not implemented comprehensive federal climate change legislation. The EPA has adopted rules that, among other things, establish permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from specified sources in the U.S., implement standards reducing emissions of methane, a form of GHG, from specified oil and gas sectors, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. While these rules largely do not directly impact our operations, they do represent a concerted effort at the federal agency level to reduce emissions of GHGs in an effort to mitigate adverse effects associated with climate change, which could in turn result in increased demand for renewable energy.

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

In addition, on March 6, 2024, the SEC adopted new rules mandating significantly expanded climate-related disclosures in SEC filings, including disclosures relating to certain climate-related risks and related governance matters, climate-related metrics and Scope 1 and 2 GHG emissions, if material, information about climate-related targets and goals, transition plans, if any, and certain attestation requirements. The rules include certain phase-in compliance dates based a filer’s status under applicable SEC rules. Under the phase-in dates included in the SEC’s rules, assuming that we continue to be an “accelerated filer” as defined in SEC rules, we would become subject to the new disclosure requirements commencing with our Annual Report on Form 10-K for the fiscal year beginning January 1, 2026, except for the following disclosure requirements: (i) requirements to disclose certain material expenditures incurred and material impacts on financial estimates and assumptions relating to mitigation activities, transition plans and targets and goals, to which we would become subject commencing with our Annual Report on Form 10-K for the fiscal year beginning January 1, 2027 and (ii) requirements to disclose Scope 1 and 2 GHG emissions metrics that we determine to be material, to which we would become subject commencing with our Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2029 (in relation to the fiscal year beginning January 1, 2028). In addition, commencing with our Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2032, we will be required to obtain and file with the SEC a “limited assurance” attestation report from an independent attestation service provider covering the Scope 1 and 2 GHG emissions metrics that we disclose (if any). We are currently assessing the impact these SEC’s new rules will have on us. In addition, a group of 10 state attorneys general have already filed a petition in the U.S. Court of Appeals for the Eleventh Circuit asking the court to vacate the SEC’s rules, and it is widely expected that the rules will face additional legal challenges. For these reasons, we cannot currently predict with certainty the timing and costs of implementation or any potential adverse impacts resulting therefrom. However, assuming that the rules take effect in the form adopted by the SEC, we expect to incur significant additional costs relating to the assessment and disclosure of climate-related matters, including costs relating to establishment of additional internal controls, monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions. These additional costs or changes in operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may also face increased litigation risks related to disclosures made pursuant to the rules. In addition, enhanced climate-related disclosure requirements could accelerate the trend of certain investors and lenders restricting or seeking more stringent conditions with respect to their investments in carbon-intensive sectors.

The SEC’s new climate-related disclosure rules will require public companies to disclose the capitalized costs, expenditures expensed, and losses related to carbon offsets and RECs if used as a material component of the company’s plans to achieve its disclosed climate-related targets or goals. It is possible that these disclosure requirements could make RECs less attractive to customers, which could negatively impact demand and market prices for RECs. Although the RECs we currently produce are sold under long-term PPAs with prices that are not subject to adjustment based on market prices, if demand and market prices for RECs decrease, then our ability to sell additional RECs in the future at attractive prices may be negatively affected.

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

We and some of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Our IT systems and those of our third-party vendors, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. We continue to develop our processes relating to identification, mitigation and response to potential cybersecurity threats, and such processes may prove to be inadequate. Such attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against. Cybersecurity incidents involving our IT systems or those of our third-party vendors could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems or those of our third-party vendors could include the theft of our trade secrets, customer information, human resources information or other confidential data, including but not limited to personally identifiable information, that could have a material adverse effect on our business, financial condition, or results of operations. To the extent that any material disruptions or security breaches result in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could materially cause damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and ultimately have a material adverse effect on our business. While we have been the previous target of cyberattacks and security breaches, none of these attacks or breaches to date have had a material adverse effect on us. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.

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

We rely on the technology, infrastructure, and software applications of certain third parties in order to host or operate some of our business. Additionally, we rely on computer hardware purchased in order to operate our business. We do not have control over the operations of the facilities of the third parties that we use. In addition, as of the date of this Report, we have not implemented formal processes to oversee and identify risks from cybersecurity threats associated with our use of third parties. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in material errors or defects in our platforms (including causing our platforms to fail), our revenue and margins could materially decline, or our reputation and brand to be materially damaged. Additionally, we could be exposed to material legal or contractual liability, our expenses could materially increase, our ability to manage our operations could be materially interrupted, and our processes for servicing our customers could be materially impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could materially and adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if such limitations are enforceable, we may have additional liability to our customers or third-party providers that could have a material adverse effect on our business. A failure to maintain our relationships with our third-party providers (or obtain adequate replacements), and to receive services from such providers that do not contain any material errors or defects, could adversely affect our ability to deliver effective products and solutions to our customers and adversely affect our business and results of operations.

Our business could be negatively affected by security threats, including cybersecurity threats and other disruptions.

As a renewable energy producer, we face various security threats, including among others, computer viruses, malware, ransomware, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons with access to systems inside our organization, cybersecurity threats to gain unauthorized access to sensitive information or to expose, exfiltrate, alter, delete or render our data or systems unusable, threats to the security of our projects and infrastructure or third-party facilities and infrastructure, such as processing projects and pipelines, natural disasters, threats from terrorist acts and war.

As cyber incidents become more frequent and the sophistication of threat actors increases, our associated cybersecurity costs have and are expected to continue to increase. Specifically, we expect to implement several incremental cybersecurity improvements over the next 18 to 36 months to enhance our defensive capabilities and resilience. Despite our ongoing and anticipated cybersecurity efforts, a successful cybersecurity incident could lead to additional material costs, including those related to the loss of sensitive information, repairs to infrastructure or capabilities essential to our operations, responding to litigation or regulatory investigations, and those related to a material and adverse impact on our reputation, financial position, results of operations, or cash flows.

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

Our projects are interconnected with electric distribution and transmission facilities owned and operated by regulated utilities necessary to deliver the Renewable Electricity that we produce. Our RNG projects are similarly interconnected with gas distribution and interstate pipeline systems required to deliver RNG. A failure or delay in the operation or development of these distribution or transmission facilities could result in a loss of revenues or breach of contract because such a failure or delay could limit the amount of RNG and Renewable Electricity that our operating projects deliver or delay the completion of our construction projects. In addition, certain of our operating projects’ generation may be curtailed without compensation due to distribution and transmission limitations, reducing our revenues and impairing our ability to capitalize fully on a particular project’s potential. Such a failure or curtailment at levels above our expectations could impact our ability to satisfy our supply agreements and adversely affect our business. Additionally, we experience work interruptions from time to time due to federally required maintenance shutdowns.

We are dependent upon our relationships with Waste Management and Republic Services for the operation and maintenance of landfills on which several of our RNG and Renewable Electricity projects operate.

We currently operate seven renewable energy projects (six RNG projects and one Renewable Electricity project) on landfills operated by Waste Management and two RNG projects on landfills operated by Republic Services. Our projects located on Waste Management operated landfills represented 37.3% and 38.9% of our revenue in 2023 and 2022, respectively. Our projects located on Republic Services operated landfills represented 22.2% and 25.1% of our revenue in 2023 and 2022, respectively.We are dependent upon Waste Management and Republic Services to operate and maintain their landfill facilities and provide a continuous supply of waste for conversion to RNG and Renewable Electricity. Further, we consider our relationship with these landfill operators an important factor in our growth strategy for additional projects. In the event that we fall out of favor with either of these landfill operators due to a dispute, problems with our operations at one of their facilities or otherwise, the landfill operator may seek to terminate the related project and be less inclined to work with us on future projects.

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

In 2023, sales to Valero, GE Warren and HF Sinclair represented approximately 22.0%, 11.7% and 11.7%, respectively of our operating revenue. For 2022, sales to ExxonMobil, Valero, and the City of Anaheim represented approximately 32.0%, 17.0%, and 7.6%, respectively of our operating revenues. Five customers made up approximately 70.7% and 69.0% of our accounts receivable as of December 31, 2023 and 2022, respectively. Revenues from our largest customers may fluctuate from time to time based on our customers’ business needs, market conditions or other factors outside of our control. If any of our largest customers terminates its relationship with us, such termination could adversely affect our revenues and results of operations.

Capital and Credit Risks

Our senior credit facility may not be sufficient to meet our financial needs and contains financial and operating restrictions that may limit our business activities and our access to other forms of credit.

Our senior credit facility consists of an $80.0 million principal amount term loan, of which $64.0 remains outstanding as of December 31, 2023, and a $120.0 million revolving credit line, which is undrawn as of December 31, 2023. This facility may not be sufficient to meet our financial needs as our business grows. The senior credit facility matures in December 2026 and we may be unable to extend or replace it on acceptable terms, or at all. Furthermore, the credit agreement governing our facility (the “Amended Credit Agreement”) imposes business restrictions and contains other covenants that require us to meet specified financial ratios and financial tests. Under the Amended Credit Agreement, we are required to maintain:

•
a fixed charge coverage ratio of at least 1.20 to 1.00; and
•
a total leverage ratio of not more than 3.25 to 1.00 as of the end of any fiscal quarter from June 30, 2023 through June 29, 2024 and 3.00 to 1.00 after June 30, 2024.

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

Our failure to comply with these covenants could result in the declaration of an event of default and cause us to be unable to borrow under the Amended Credit Agreement. In addition to preventing additional borrowings under the Amended Credit Agreement, an event of default, if not cured or waived, could result in the acceleration of the maturity of indebtedness outstanding under the facility, which would require us to immediately repay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, or at all. As of December 31, 2023, we were in compliance with all covenants.

Variable rate indebtedness under our Amended Credit Agreement may adversely affect our business, financial condition and results of operations.

Borrowings under our Amended Credit Agreement are at variable rates of interest, particularly the Bloomberg Short-Term Bank Yield Index Rate (“BSBY”), which will fluctuate with changing market conditions. If BSBY increases, our interest expense will mechanically increase, which could adversely affect our cash flow and our ability to service our indebtedness and fund our operations. Additionally, BSBY is a relatively new reference rates. Therefore, based on its limited historical performance and other available information, the future performance of BSBY cannot be accurately predicted, which could result in increases in our interest expense that may adversely impact the amount of interest payments under the Amended Credit Agreement.

In addition, on November 15, 2023, the Bloomberg Index Services Limited announced that the permanent cessation of BSBY and all its tenors will be effective on November 15, 2024. Under the terms of our Amended Credit Agreement, the first alternative reference rate to be used upon the cessation of BSBY is Term SOFR, as administered by CME Group Benchmark Administration Limited, plus a “SOFR Adjustment” equal to (i) 0.11448% per annum for borrowings with a one-month duration and (ii) 0.26161%

per annum for borrowings of a three-month duration (or other durations). Assuming the reference rate under our Amended Credit Agreement transitions to Term SOFR plus the applicable SOFR Adjustment following cessation of BSBY, if Term SOFR increases, our interest expense will mechanically increase, which could adversely affect our cash flow and our ability to service our indebtedness and fund our operations.

We may be required to write-off or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which would harm our earnings.

In accordance with GAAP, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, project development costs, interest costs related to project financing and certain energy assets. In addition, we have considerable unamortized assets. In 2023, we recorded impairment charges of $0.9 million of which $0.8 million related to specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and $0.1 related to obsolete REG critical spares. In 2022, we recorded impairment charges of $2.1 million related to our estimate of future cash flows not exceeding the carrying amount of a Renewable Electricity facility and discrete charges of $1.4 million and $1.1 million related to the ongoing development of the Montauk Ag Renewables and an asset component of an RNG facility. In 2021, we recorded impairment charges of $0.8 million related to the ongoing Renewable Electricity facility decommissioning and $0.4 million related to certain assets at one RNG facility. In addition, from time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (i) any operation or other asset that is being sold, permanently shut down, impaired or has not generated or is not expected to generate sufficient cash flow; (ii) any pending acquisition that is not consummated; (iii) any project that is not expected to be successfully completed; and (iv) any goodwill or other intangible assets that are determined to be impaired. A material write-off or impairment change could adversely affect our ability to comply with the financial covenants under the Amended Credit Agreement, and otherwise adversely affect our business, financial condition and results of operations.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. Additionally, pursuant to the terms of the Fourth Amended and Restated Promissory Note, MNK is required to use the proceeds from any sale of the 976,623 shares of our common stock pledged as security for MNK’s loan obligations to repay the amounts due under the Note. These sales may have a downward impact on the prevailing market price of our common stock. The maturity of the loan has been extended until 2033 but MNK will continue to evaluate options to complete the sale of these shares including but not limited to register sale or underwritten offering in the US or direct sale to a South African investor. We also have default provisions in the underlying note whereby MNK can satisfy the note by delivering the shares back to us as permitted by applicable law. We are unable to predict the timing of or the effect that such sales, by MNK or by other shareholders, may have on the prevailing market price of our common stock.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and intend to rely on, exemptions and relief from certain governance requirements.

Stockholder affiliates of Mr. Copelyn and Mr. Govender have entered into a Consortium Agreement whereby they agree to act together when voting our common stock in the election of directors, among other matters. The parties to the Consortium Agreement beneficially owned, in the aggregate, approximately 52.3% of our common stock as of February 28, 2024. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

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

As a result of the Consortium Agreement, certain stockholders control matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control that may be otherwise viewed as beneficial by stockholders other than management. Accordingly, other stockholders may not have any influence over significant corporate transactions and other corporate matters. There is also a risk that certain controlling stockholders may have interests which are different from other stockholders and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

Certain of our directors reside outside of the United States and it may be difficult to enforce judgments against them in the United States.

Two of our directors, all of our executive officers and all of our operating assets reside in the United States. Directors Copelyn, Govender, Ahmed and Shaik are residents of South Africa. As a result, it may not be possible for you to effect service of legal process, within the United States or elsewhere, upon certain of our directors, including matters arising under U.S. federal securities laws. This may make it difficult or impossible to bring an action against these individuals in the United States in the event that a person believes that their rights have been violated under applicable law or otherwise. Even if an action of this type is successfully brought, the laws of the United States and South Africa may render a judgment unenforceable.

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

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including engineering, design, finance and support personnel. Our senior management team has extensive experience in the renewable energy industry, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and adversely affect our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We have processes in place for identifying, assessing and managing material risks associated with cybersecurity threats. For a discussion of how risks from cybersecurity threats affect our business, please see our Risk Factors discussion under the heading, “Cybersecurity and Information Technology Risks” in this Form 10-K.

Risk Management and Strategy

Enterprise risk management is the responsibility of our executive management team consisting of our chief executive officer, chief financial officer, chief legal officer and our vice presidents of operations, business development and environmental, health and safety. Our executive management team meets on a weekly basis and discusses cybersecurity on an ad hoc basis when it is relevant. Our director of Information Technology, who reports directly to our chief executive officer, and our director of Internal Audit are primarily responsible for management of cybersecurity risk. Our director of Information Technology is an active ISC2 accredited member with 14 years of information technology experience, namely in developing solutions focused on private and hybrid cloud computing systems for small scale organizations. In accordance with our overall enterprise risk management process, our executive management team supervises our director of Information Technology and director of Internal Audit to assess, identify and manage material risks from cybersecurity threats. As part of this process, we rely significantly on third-party providers to assist us with our cybersecurity risk management and strategy. These providers supply ongoing services including consulting services, access to a virtual CISO, threat monitoring and detection, threat response and mitigation strategies, updates on emerging trends and developments and policy and procedure guidance. Other service providers offer targeted assistance such as security and forensic expertise on an as needed basis. We also maintain cybersecurity insurance.

With respect to our employees, we run a multi-faceted security awareness program that includes regular, mandatory trainings for our personnel on data protection and malware detection, policy and process awareness, periodic phishing simulations and other kinds of preparedness testing.

As part of our Sarbanes-Oxley controls, our Internal Audit department tests our IT policies including those pertaining to passwords, backup and recovery, user access, change control and hardware and software maintenance. These audits assess key information security and cybersecurity risks in the environment that may affect the confidentiality, integrity and availability of financial reporting systems and data. Additionally, key employees complete a survey containing questions about cybersecurity in connection with the quarterly Sarbanes-Oxley certification process. If any control deficiencies that represent material cybersecurity risks are identified in connection with these audits, those would be reported to the Audit Committee and Board of Directors. We also obtain SOC 2 certifications from certain of our third-party service providers.

As of the date of this Annual Report on Form 10-K, we have not implemented formal processes to oversee and identify risks from cybersecurity threats associated with our use of third parties. We are working toward the implementation of a third-party risk management program. We believe that this program will better enable us to identify and manage material risks from cybersecurity threats related to our third-party service providers.

As of December 31, 2023, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected us, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the heading, “Cybersecurity and Information Technology Risks” in this Form 10-K.

Governance

The Audit Committee is tasked with overseeing our risks related to cybersecurity, including reviewing the state of our cybersecurity, emerging cybersecurity developments and threats, and our strategy to mitigate cybersecurity risks. From time to time, members of our executive management team and our directors of Information Technology and Internal Audit provide updates to the Audit Committee and the Board of Directors regarding cybersecurity incidents and cybersecurity planning.

ITEM 2. PROPERTIES.

We own approximately 174 acres in Turkey, NC for which we are using to develop Montauk Ag Renewables. Montauk Ag Renewables is reported in our Renewable Electricity Generation segment.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time we and our subsidiaries may be parties to legal proceedings arising in the normal course of our business. We and our subsidiaries are currently not a party, nor is our property subject, to any material pending legal proceedings. None of our directors, officers, affiliates, or any owner of record or beneficial owner of more than 5% of our common stock, is involved in a material proceeding adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Holders of Montauk Common Stock

As of March 8, 2024, there were 12 holders of record of 143,623,805 shares of Montauk common stock outstanding as of such date. The number of holders of record of Montauk common stock does not reflect the number of beneficial holders whose shares are held by depositaries, brokers or other nominees.

Performance Graph

The following stock performance graph compares our total stock return with the total return for (a) NASDAQ Composite Index and (b) an industry peer group. Our 2023 peer group, which is comprised of companies that we believe have comparable characteristics and are in the same industry or line-of-business, consists of Ameresco, Inc., Aemetis, Inc., Anaergia, Inc., Clean Energy Fuels Corp., Gevo, Inc., and Opal Fuels, Inc. With Opal Fuels, Inc. having sufficient trading activity to be included in our 2023 peer group, we refined our 2023 peer group to companies in the same industry or line-of-business. Our 2022 peer group consisted of Aemetis Inc., Clean Energy Fuels Corp., and Gevo Inc. Our eleven month 2021 peer group also included Archaea Energy, Inc., and Renewable Energy Group Inc. but these entities were acquired and ceased trading during 2022 and, as such, a separate line showing the total returns for this group is not possible in the below performance graph through December 31, 2022. The graph assumes that on January 22, 2021, the date our common stock began trading on the Nasdaq Capital Market, $100 was invested in our common stock and in each index based on the closing market price on that day and that all dividends were reinvested. The returns shown are based on historical events and are not intended to suggest future performance.

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

	1/22/21	3/21	6/21	9/21	12/21	3/22	6/22
Montauk Renewables, Inc.	100.00	116.49	73.87	108.29	98.84	108.00	96.91
NASDAQ Composite	100.00	102.95	112.92	112.66	122.18	111.25	86.46
2022 Peer Group	100.00	121.76	85.76	78.41	54.99	65.34	34.06
2023 Peer Group	100.00	105.94	94.35	87.29	88.23	89.02	50.82

	9/22	12/22	3/23	6/23	9/23	12/23
Montauk Renewables, Inc.	168.18	106.36	75.89	71.75	87.85	85.92
NASDAQ Composite	83.08	82.43	96.48	109.07	104.77	119.22
2022 Peer Group	38.35	34.48	27.97	34.11	25.33	26.02
2023 Peer Group	64.52	55.01	47.23	49.77	42.25	35.22

Dividend Policy

The Company did not pay any dividends in the fiscal year ended December 31, 2023 and currently intends to retain future earnings, if any, to finance the operations, growth and development of its business. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness and the DGCL. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, and other factors that our Board of Directors may deem relevant.

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

From the closing of the IPO through December 31, 2023, approximately $15.0 million of the net proceeds from the IPO have been used by Montauk for the following: the Montauk Ag Asset Acquisition in May 2021, the purchase of the real-estate and property in October 2021 related to Montauk Ag, and subsequent development activities related to Montauk Ag Renewables. An immaterial amount has been used relating to other possible acquisitions and projects. As of December 31, 2023, all net proceeds were used by the Company.

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

This section generally discusses our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For discussion and analysis of our results for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 16, 2023.

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

Recent Developments

Capital Development Summary

The following summarizes our ongoing development growth plans expected capacity contribution, anticipated commencement of operations, and capital expenditure estimate, respectively, excluding Montauk Ag Renewables Development project:

Development Opportunity	Estimated Capacity Contribution (MMBtu/day)	Anticipated Commencement Date	Estimated Capital Expenditure
Pico Digestion Capacity Increase	300	2024 second quarter	Up to $20,000
Second Apex RNG Facility	2,100	2024 fourth quarter	$25,000-$35,000
Blue Granite RNG Facility	900	2026	$25,000-$35,000
Bowerman RNG Facility	3,600	2026	$85,000-$95,000
European Energy Facility	N/A	2027	Up to $15,000/facility

RINs Generated but Unsold

Our profitability is highly dependent on the market price of Environmental Attributes, including the market price for RINs. As we self-market a significant portion of our RINs, a decision not to commit to transfer available RINs during a period will impact our revenue and operating profit. We determined not to transfer a significant amount of D3 RINs generated and available for transfer during the first quarter of 2024. As a result, we have approximately 2,887 RINs in inventory from 2023 gas production and have approximately 7,250 RINs in inventory from 2024 gas production as of the filing of this Report. We have not entered into commitments to transfer these RINs in inventory nor have we entered into agreements to transfer future RINs generated from forecasted future production. The average D3 RIN index price for the fourth quarter of 2023 and January 2024 and through the end of February 2024 was approximately $3.30 and $3.06, respectively.

Carbon Dioxide Beneficial Use Opportunity

In February 2024, we signed a contract for the delivery of 140 thousand tons per year of biogenic carbon dioxide (“CO2”) from our four Texas facilities. We intend to capture, clean and liquefy CO2 at select Texas facilities, at which point it will be transported to EE North America (“EENA”), a Texas-based e-methanol facility. The delivery term is expected to last at least 15 years with first delivery expected to begin in 2027. With targeting a commissioning start in 2027, we expect the capital investment to be approximately $15,000 per facility with anticipating spend beginning second half of 2024.

REG Facility Sale

In February 2024, we reached an agreement with the site host to sell the gas rights ahead of the fuel supply expiration of one of our existing REG operating facilities. We received proceeds of $1,000 and no longer have obligations to decommission or remove any machinery or equipment at the site. The proceeds received were in excess of the carrying value of the site. The PPA at this site expires during 2024 at which time we estimated that the revenues from this site would significantly decrease adversely impacting this sites future cash flows from operations. The effective date of the sale is October 1, 2024. In connection with the sale, we secured fuel supply agreement amendments to extend the terms of our existing RNG operating facilities, Atascocita and Coastal Plains.

Montauk Ag Asset Acquisition

In 2021, through a wholly-owned subsidiary Montauk Ag Renewables, we completed an asset purchase related to developing technology to recover residual natural resources from the waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes in order to produce high quality renewable natural gas and recapture nitrogen, phosphorus, and micronutrient organic fertilizer alternatives (the “Montauk Ag Renewables Acquisition”).

While these project developments continue, we continue to engage with regulatory agencies in North Carolina related to the resulting power generation derived from swine waste to confirm its eligibility for Renewable Energy Credits under North Carolina’s Renewable Energy Portfolio Standards in anticipation of commercial production. The Turkey location was approved to participate in the Piedmont Natural Gas Renewable Gas Pilot Program which is a step towards obtaining the New Renewable Energy Facility (“NREF”) designation under the North Carolina Utilities Commission. In January 2024, we received notification from the North Carolina Utilities Commission that the Turkey, NC location was approved for an NREF and Certificate of Public Convenience and Necessity. In March 2024, we submitted an amendment to our NREF application for which we expect a decision on the NREF designation during 2024. Obtaining this designation could have an impact on the timing of utility infrastructure at the location. We signed a receipt interconnection agreement with Piedmont Natural Gas for the Turkey, NC location. This agreement is structured to coincide with the development timeline at the Turkey, NC location.

In connection with the July 2023 REC agreement with Duke Energy (“Duke”), our Board of Directors approved funding for the first phase of the North Carolina development project in September 2023. Once construction has been completed on the first phase and the facility has been fully commissioned, the project will provide sufficient capacity to satisfy the Duke REC agreement through the deployment of up to eight operational processing lines at the Turkey Creek facility. Including the original equipment acquired in the Montauk Ag Renewables Acquisition, the Turkey, NC asset acquisition, and the relocation of the Magnolia, NC site reactor to Turkey, NC, we currently expect the first phase capital investment to range between $140,000 and $160,000.

We continue to expect to have the first of the eight processing lines operational in the second quarter of 2024 and, we are currently planning for a rolling commissioning schedule for the remaining processing lines beginning in the second half of 2024 through the second half of 2025. We continue to expect to begin generating revenues in 2025 and expect to have sufficient capacity to satisfy the Duke REC agreement upon final commissioning during the second half of 2025. At full first phase capacity, we anticipate the ability to process feedstock from over 120 thousand hog spaces per day, which equates to over 200 tons of daily waste collection. We currently estimate the first phase of the project will annually produce approximately 45 to 50 thousand MWh equivalents through the combination of 190 to 200 thousand MMBtu and 25 to 30 thousand MWh. We also estimate that at full processing capabilities, the first phase of the project will additionally produce annually 17 to 20 thousand tons of organic fertilizer alternatives.

We continue to work with our engineer of record through the optimization of improvements to the now patented reactor technology. However, we have not completed our improvements, and we have not reached commercial operations at the Turkey, NC location. The improvements to the reactor technology are intended to be deployed at the Turkey, NC location. In 2023, we completed the relocation of the reactor in Magnolia, NC to the Turkey, NC location to centralize processing at one location. And as part of the centralization and in connection with the optimization of the reactor, we assessed various assets of the Magnolia, NC reactor as no longer being applicable to the improved reactor process. As a result, we recorded an impairment charge of approximately $1,393 in 2022 related to assets originally acquired in the May 2021 Montauk Ag Renewables Acquisition we determined were no longer usable.

We continue to develop the opportunities with Montauk Ag Renewables and can give no assurances that our plans related to this acquisition will meet our expectations. Utility interconnection, both inbound to and outbound from our centralized Turkey, NC processing facility is dependent on factors outside of our control. Our current construction timeline and costs are subject to delays or costs increases, respectively. We continue to design and plan for the development of the Turkey, NC facility to be used for commercial production. We expect the Magnolia, NC location to be used for various feedstock processing needs. Based on our current development timeline expectations, we expect to commence significant revenue generating activities in 2025. We intend to contract with additional farms to secure feedstock sources for future production processes.

Pico Digestion Capacity Increase

Related to our Pico feedstock amendment, which increased the amount of feedstock supplied to the facility for processing over a one to four-year period (the “Pico Feedstock Amendment”), the dairy began delivering the first and second increases in feedstock in 2022 and we made three payments to the dairy as required in the Pico Feedstock Agreement. The improved efficiencies of our existing digestion process and the water management improvements have enabled us to process the increased feedstock volumes which we currently expect to increase by five to ten percent once all increased feedstock deliveries have been received from the dairy. Our dairy host informed us that they expect to deliver the final increase in feedstock volumes in 2025, at which point we will make the final contractual payment to the dairy.

In 2023, CARB finalized the engineering review of the Pico facility's provisional CI application and released it for public comment. The public comment period ended March 14, 2023 and we did not receive any significant comments. CARB certified our Tier 2 application and the certified CI value was used beginning in the fourth quarter of 2022 to report and generate LCFS credits. We released the remaining gas from storage in the second quarter of 2023.

We completed the design of the digestion capacity project in 2022 and continue to incur capital expenditures related to the final commissioning phase of the project. During 2023, we successfully commissioned additional digestion capacity and our new reception pit, both of which are currently operational. We have begun utilizing the increased reception pit capacity and have been working to increase feedstock gas availability through the additional digestion capacity. We continue to commission the last expansion of our digestion capacity increase during the second quarter of 2024 and currently expect to ramp up production into the third quarter of 2024.

Second Apex RNG Facility

In 2022, we announced the planned construction of a second RNG processing facility at the Apex landfill. Currently, the landfill host is providing biogas feedstock in excess of our existing processing capacity, therefore triggering the addition of a second facility based on our existing fuel supply agreement. As the landfill host continues to increase waste intake, we believe that the additional 2,100 MMBtu per day of production capacity will allow us to process the currently forecasted increase in biogas feedstock volumes from this increase in waste intake. While the landfill host continues to increase waste intake, we expect there could be a period where we have excess available capacity after the second facility is commissioned. We currently expect commercial operations in the fourth quarter of 2024. We continue to incur capital expenditures for this project.

Bowerman RNG Project

In 2023, we announced a planned development of a renewable natural gas landfill project in Irvine, CA at the Frank R. Bowerman Landfill. The project is anticipated to process the large and growing volumes of biogas in excess of the existing capacity of the REG facility. With target commissioning in 2026, we continue to expect the capital investment to range between $85,000 - $95,000, which is anticipated to have production nameplate capacity of approximately 3,600 MMBtu per day, assuming currently forecasted biogas feedstock volumes that are projected to be available from the host landfill at the time of commissioning.

Blue Granite RNG Project

In 2023, we announced the planned entrance into South Carolina with the development of a new landfill gas-to-RNG facility. The planned project is expected to contribute approximately 900 MMBtu per day of production capacity upon commissioning. We continue to design and plan for the development and location of the facility as we continue to incur capital expenditures. We continue to review various alternatives related to interconnection opportunities as part of our considerations for offtake options with the understanding those alternatives may differ from initial development project assumptions. We expect the utility interconnection initially included in our development assumptions to accept the production from this facility, but will require other upgrades not impacting our interconnection. However, these upgrades have delayed our expectation of commissioning of the facility into 2026.

Raeger Capital Improvement

In 2022, our Board of Directors approved a capital improvement project to make upgrades to our Raeger facility to production. Construction on this capital project commenced in 2022 and the improvements became commercially operational during the second half of 2023.

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

Regulatory, Environmental and Social Trends

Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. On July 12, 2023, the EPA issued final rules in the Federal Register for the RFS volume requirements for 2023-2025. Final volumes for cellulosic biofuel were set at 838, 1,090 and 1,376 million RINs for the three years 2023, 2024 and 2025, respectively. The EPA did not finalize the eRIN program in this ruling, however, it indicated that it will continue to work on potential paths forward for the eRIN program. However, the EPA did not set a new date for a revised eRIN program. The cellulosic biofuel volumes in the final rule for 2024 and 2025 are lower than the proposed volume as they do not include cellulosic biofuel from eRINs. The final rule also included significant changes to the existing RFS program, referred to as biogas regulatory reform, that will require the RNG industry to modify how all RINs are generated. New RFS participating facilities that register July 1, 2024, or after will have to meet the biogas regulatory reform provisions beginning July 1, 2024. Existing RFS participating facilities which registered prior to July 1, 2024, will have until January 1, 2025, to come into compliance with biogas regulatory reforms. For existing registrants, registration updates must be submitted by October 1, 2024. On January 1, 2025, all RFS participants must comply with biogas regulatory reform provisions. The EPA finalized a limitation that biogas from one facility has a single use under the RFS as proposed (i.e., biointermediate, RNG or CNG/LNG via biogas closed distribution system). The EPA clarified that this does not preclude non-RFS uses at same facility.

In December 2023, CARB released the formal proposal for new LCFS rules. The proposed rules will increase the stringency of CI reduction targets from 20% to 30% in 2030 and create a 2045 target of 90%. This reduction would have the potential impact of reducing the number of net credits in the program. However, the industry may see pricing volatility including potential increase to LCFS credit prices. Also in the proposed rules is a phase out of avoided methane crediting for dairy and swine manure pathways by 2040 for CNG usage and through 2045 for RNG used to produce hydrogen. The RNG deliverability/book and claim provisions for out-of-region projects will be eliminated for all projects that break ground after 2030. These projects will be required to demonstrate physical deliverability requirements beginning in 2041.

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

•
Renewable Natural Gas Revenues: We record revenues from the production and sale of RNG and the generation and sale of the Environmental Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take counterparties as consideration for such counterparties using the RNG as a transportation fuel. We have certain pathway provider sharing arrangements expiring throughout 2024. If we are unable to renew these arrangements based on our historical counterparty share percentages, our ability to monetize RINs from RNG may be impacted. We monetize a portion of our RNG production under fixed-price agreements which provide floor prices in excess of commodity indices.
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

Our operating revenues are priced based on published index prices which can be influenced by factors outside our control, such as market impacts on commodity pricing and regulatory developments. Strategic decisions to not monetize RINs available to be transferred will have an impact on our operating revenues and operating profit. As we self-market a significant portion of our RINs and as the RFS is based on annual compliance, any strategic decision to not monetize available RINs in a quarter could impact the timing of operating revenues recognized during a fiscal year. With our royalty payments structured as a percentage of revenue, royalty payments fluctuate with changes in revenues. Due to these factors, we place a primary focus on managing production volumes and operating and maintenance expenses as these factors are more controllable by us.

RNG Production

Our RNG production levels are subject to fluctuations based on numerous factors, including:

Disruptions to Production: Disruptions to waste placement operations at our active landfill sites, severe weather events, or failure or degradation of our or a landfill operator’s equipment or interconnection or transmission problems could result in a reduction of our RNG production. We strive to proactively address any issues that may arise through preventative maintenance, process improvement and flexible redeployment of equipment to maximize production and useful life.

•
Many of our operating locations are in areas that experienced lower than historical rainfall, higher than average temperatures, or both, during the second half of 2023. This had a negative impact on our production and ability to generate and sell RINs.
•
Though we collaborate with the landfill host at our Rumpke facility on our gas collection efforts, in addition to drought weather anomalies, other wellfield extraction environmental factors have impacted gas extraction at the site. While the site continues to expand their waste intake and we continue to expand wellfield collection, our volumes could be impacted throughout 2024. Mitigation efforts related to wellfield environmental factors will continue into 2024.
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
•
Our processing of increased Pico feedstock during first half of 2024 may be impacted while we expand the receiving capacity associated with the Pico digestion capacity increase.
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

The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we only sell RINs in the calendar year they are generated. We have not entered into commitments to transfer significant RINs generated from 2024 production. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments.

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
•
General and Administrative Expenses: General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. From time to time, we may be parties to legal proceedings arising in the normal course of business which could increase our legal expenses. We expect increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2024. We also expect increased general and administrative expenses associated with share-based compensation related to the board of directors approval of grants of stock options to the executives of the Company in April 2023. The Company accounts for stock-based compensation related to grants made through its equity and incentive compensation plan under FASB ASC 718. For more information, see Note 15 to our audited consolidated financial statements.
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

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

	For the year ended December 31,			Change
	2023	2022	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$156,455	$196,218	$(39,763)	(20.3%)
Renewable Electricity Generation Total Revenues	$18,449	$17,170	$1,279	7.4%

RNG Metrics
CY RNG production volumes (MMBtu)	5,499	5,522	(23)	(0.4%)
Less: Current period RNG volumes under fixed/floor- price contracts	(1,287)	(1,278)	(9)	0.7%
Plus: Prior period RNG volumes dispensed in current period	368	372	(4)	(1.1%)
Less: Current period RNG production volumes not dispensed	(358)	(378)	20	(5.3%)
Total RNG volumes available for RIN generation (1)	4,222	4,238	(16)	(0.4%)

RIN Metrics
Current RIN generation ( x 11.727) (2)	49,508	49,697	(189)	(0.4%)
Less: Counterparty share (RINs)	(5,203)	(5,275)	72	(1.4%)
Plus: Prior period RINs carried into current period	739	140	599	427.9%
Less: CY RINs carried into next CY	(108)	(739)	631	(85.4%)
Total RINs available for sale (3)	44,936	43,823	1,113	2.5%
Less: RINs sold	(44,936)	(43,823)	(1,113)	2.5%
RIN Inventory	—	—	—	0.0%
RNG Inventory (volumes not dispensed for RINs) (4)	358	368	(10)	(2.7%)
Average Realized RIN price	$2.71	$3.25	$(0.54)	(16.6%)

Operating Expenses
Renewable Natural Gas Operating Expenses	$80,762	$86,068	$(5,306)	(6.2%)
Operating Expenses per MMBtu (actual)	$14.69	$15.59	$(0.90)	(5.8%)

REG Operating Expenses	$13,730	$14,910	$(1,180)	(7.9%)
$/MWh (actual)	$70.77	$78.47	$(7.70)	(9.8%)

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	194	190	4	2.1%
Average Realized Price $/MWh (actual)	$95.10	$90.37	$4.73	5.2%

(1)
RINs are generated the month following the month gas is produced and dispensed. Volumes under fixed/floor arrangements generate RINs which we do not self-market.
(2)
One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)
Represents RINs available to be self-marketed by us during the reporting period.
(4)
Represents gas production on which RINs are not generated.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our revenues, expenses and net income for the periods set forth below:

	For the year ended December 31,			Change
	2023	2022	Change	%
Total operating revenues	$174,904	$205,559	$(30,655)	(14.9)%
Operating expenses:
Operating and maintenance expenses	59,762	57,267	2,495	4.4%
General and administrative expenses	34,403	34,139	264	0.8%
Royalties, transportation, gathering and production fuel	34,861	44,163	(9,302)	(21.1)%
Depreciation, depletion and amortization	21,158	20,700	458	2.2%
Gain on insurance proceeds	—	(313)	313	(100.0)%
Impairment loss	902	4,852	(3,950)	(81.4)%
Transaction costs	178	185	(7)	(3.8)%
Total operating expenses	151,264	160,993	(9,729)	(6.0)%
Operating income	$23,640	$44,566	$(20,926)	(47.0)%
Other expenses (income):	5,274	1,324	3,950	298.4%
Income before income taxes:	18,366	43,242	(24,876)	(57.5)%
Income tax expense	3,418	8,048	(4,630)	(57.5)%
Net income	$14,948	$35,194	$(20,246)	(57.5)%

Revenues for the Years Ended December 31, 2023 and 2022

Total revenues in 2023 were $174,904, a decrease of $30,655 (14.9%) compared to $205,559 in 2022. The primary driver for this decrease relates to the average realized RIN price decrease of approximately 16.6% in 2023 of $2.71 compared to $3.25 in 2022. Also contributing to this decrease was the natural gas index price decrease of approximately 58.7% during 2023 of $2.74 compared to $6.64 in 2022.

Renewable Natural Gas Revenues

We produced 5,499 MMBtu of RNG during 2023, a decrease of 23 MMBtu (0.4%) from the 5,522 MMBtus produced in 2022. Reduced preventative maintenance and wellfield optimization led to increased production, notably with our Atascocita facility producing 84 MMBtu more in 2023 compared to 2022. Offsetting these improvements were unrelated wellfield quality issues and weather anomalies which lowered production, led by our Rumpke facility producing 95 fewer MMBtu in 2023 compared to 2022.

Revenues from the Renewable Natural Gas segment in 2023 were $156,455, a decrease of $39,763 (20.3%) compared to $196,218 in 2022. Average commodity pricing for natural gas for 2023 was 58.7% lower than the prior year. During 2023, we self-marketed 44,936 RINs, representing a 1,113 increase (2.5%) compared to 43,823 in 2022. The increase was primarily related to the prior period RIN volumes carried over into 2023 compared to 2022. Average pricing realized on RIN sales during 2023 was $2.71 as compared to $3.25 in 2022, a decrease of 16.6%. This compares to the average D3 RIN index price for 2022 of $2.63 being approximately 11.7% lower than the average D3 RIN index price in 2022 of $2.98. At December 31, 2023, we had approximately 0.4 million MMBtus available for RIN generation and had approximately 0.1 million RINs generated and unsold. We had approximately 0.4 million MMBtus available for RIN generation and approximately 0.7 million RINs generated and unsold at December 31, 2022.

Renewable Electricity Generation Revenues

We produced 194 MWh in Renewable Electricity in 2023, an increase of approximately 4 MWh (2.1%) compared to 190 MWh in 2022. Our Security facility produced 5 MWh more in 2023 compared to 2022 as a result of the prior period engine maintenance.

Revenues from Renewable Electricity facilities in 2023 were $18,449, an increase of $1,279 (7.4%) compared to $17,170 in 2022. The increase is primarily driven by the timing of generation and monetization of RECs and PPA pricing step up at our Bowerman facility.

Corporate Analysis

While we did not have any gas commodity hedge programs in 2023, we recorded losses of $7,829 related to our gas commodity hedge in 2022, which was recorded in revenues in the 2022 consolidated statement of operations.

Expenses for the Years Ended December 31, 2023 and 2022

General and Administrative Expenses

Total general and administrative expenses were $34,403 in 2023, an increase of $264 (0.8%) compared to $34,139 in 2022. Our general and administrative expenses for 2023 increased approximately $2,106 compared to 2022 associated with Montauk Ag Renewables. The increase was primarily driven by stock-based compensation expense as a result of the 2022 amendments to restricted share awards issued in the Montauk Ag Renewables acquisition and professional fees. Partially offsetting this increase was a reversal of approximately $1,024 in stock based compensation expense related to forfeited stock awards. Our professional fees expense was $4,609 in 2023, a decrease of $657 (12.5%) compared to $5,266 in 2022. Montauk Ag Renewables professional fees for 2023 increased approximately $381 compared to 2022. Finally, our rent expense was $713 in 2023, an increase of $293 (69.6%) compared to $420 in 2022.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in 2023 were $47,886, an increase of $4,157 (9.5%) compared to $43,729 in 2022. Total RNG facility utility expense decreased approximately $2,098 in 2023 as compared to 2022. Offsetting this decrease in RNG utility were increases in our RNG site operating and maintenance expenses. Our Rumpke facility operating and maintenance expenses increased approximately $1,271 as a result of timing of preventative maintenance interval costs and previously disclosed process equipment failure repair costs. Our McCarty facility operating and maintenance expenses increased approximately $925 as a result of timing of preventative maintenance interval costs and wellfield operational enhancements. Our Atascocita facility operating and maintenance expenses increased approximately $840 as a result of timing of preventative maintenance intervals as well as wellfield operational enhancements. Our Galveston facility operating and maintenance expenses increased approximately $703 primarily driven by wellfield operational enhancements. Our Pico facility operating and maintenance expenses increased approximately $630 as a result of non-capitalizable costs associated to the Pico Digestion Capacity Increase project as well as timing of preventative maintenance interval costs. Our Apex facility operating and maintenance expenses increased approximately $487 as a result of increased waste disposal fees and wellfield operational enhancements. Our Coastal facility operating and maintenance expenses increased approximately $336 as a result of wellfield operational enhancements.

Royalties, transportation, gathering and production fuel expenses for the Company’s RNG facilities for 2023 were $32,876, a decrease of $9,463 (22.4%) compared to $42,339 in 2022. Our Pico facility earnout increased approximately 12.8% during 2023 compared to 2022 based on our current estimate of the present value of the earnout. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of RNG revenues to 21.0% for 2023 from 21.6% in 2022.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in 2023 were $11,745, a decrease of $1,341 (10.2%) compared to $13,086 in 2022. Our Bowerman facility operating and maintenance expenses decreased approximately $2,579 driven by the timing of scheduled engine preventative maintenance intervals at our Bowerman facility in 2023 compared to 2022. Offsetting the decrease was an increase in Montauk Ag Renewables operating and maintenance expenses of approximately $295. Also, our Tulsa facility operating and maintenance expenses increased approximately $532 as a result of scheduled preventative maintenance interval costs and wellfield operational maintenance

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for 2023 were $1,985, an increase of $161 (8.8%) compared to $1,824 in 2022 and as a percentage of Renewable Electricity Generation segment revenues increased from 10.6% to 10.8%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in 2023 were $34,861, a decrease of 9,302 (21.1%) compared to $44,163 in 2022. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in 2023 was $21,158, an increase of $458 (2.2%) compared to $20,700 in 2022. The increase is associated with the timing of capital investments placed into service in 2023.

Impairment loss

We calculated and recorded impairment losses of $902 for 2023, a decrease of $3,950 (81.4%) compared to $4,852 for 2022. In 2023, we recorded impairments of $777 for specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use as well as $125 in obsolete REG critical spares. In 2022, we recorded an impairment of $2,133 for a REG site wherein the forecast future cash flows did not exceed the carrying value of the site’s long lived assets. A second REG site was impaired for $1,393 due to discrete conclusion that certain assets acquired in the May 2021 Montauk Ag Renewables Acquisition would no longer be utilized. Also in 2022, we recorded an impairment at an RNG facility for approximately $1,108 due to the specific identification of certain assets no longer being capable of use as designed.

Other Expenses

Other expenses in 2023 were $5,274, an increase of $3,950 (298.4%) compared to $1,324 in 2022. The increase is primarily related to an increase in interest expense of $3,961 in 2023 as compared to 2022 as a result of rising interest rates.

Income Tax Expense

As of December 31, 2023, we utilized all of our limited NOLs. We have an additional $12,986 of federal net operating losses that are not expected to be realizable due to loss limitation rules. As of December 31, 2022, we had utilized all of our non-limited NOLs.

We have approximately $13,042 in federal tax credit carryforwards that expire 20 years from the date incurred, which will begin to expire in tax year 2026. We have pre-tax state net operating loss carryforwards of $18,059 which will begin to expire in tax year 2026.

For the year ended December 31, 2023 and 2022, income tax expense was $3,418 and $8,048, respectively and has been calculated resulting in an annual effective tax rate (“AETR”) of 18.61%, respectively.

Operating Profit (Loss) for the Years Ended December 31, 2023 and 2022

Operating profit in 2023 was $23,640, a decrease of $20,926 (47.0%) compared to $44,566 in 2022. RNG operating profit for 2023 was $59,286, a decrease of $35,153 (37.2%) compared to $94,439 in 2022. Renewable Electricity Generation operating loss for 2022 was $595, a decrease of $6,424 (91.5%) compared to $7,019 in 2022.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

	For the year ended December 31,
	2023	2022
Net income	$14,948	$35,194
Depreciation, depletion and amortization	21,158	20,700
Interest expense	5,753	1,792
Income tax expense	3,418	8,048
Consolidated EBITDA	45,277	65,734

Impairment loss (1)	902	4,852
Net loss (gain) on sale of assets	94	(233)
Transaction costs	178	185
Adjusted EBITDA	$46,451	$70,538

(1)
For the year ended December 31, 2023, we recorded impairments of $777 for specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use as well as $125 in obsolete REG critical spares. For the year ended December 31, 2022, we recorded an impairment of $2,133 for a REG site wherein the forecast future cash flows did not exceed the carrying value of the site’s long lived assets. A second REG site was impaired for $1,393 due to discrete conclusion that certain assets acquired in the May 2021 Montauk Ag Renewables Acquisition would no longer be utilized. Also in 2022, we recorded an impairment at an RNG facility for approximately $1,108 due to the specific identification of certain assets no longer being capable of use as designed.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2023 and 2022, our cash and cash equivalents, net of restricted cash, was $73,811 and $105,177, respectively. We intend to fund development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.

At December 31, 2023, we had debt before debt issuance costs of $64,000, compared to debt before debt issuance costs of $72,000 at December 31, 2022.

Our debt before issuance costs (in thousands) is as follows:

	December 31, 2023	December 31, 2022
Term loan	$64,000	72,000
Revolving credit facility	—	—
Debt before debt issuance costs	$64,000	$72,000

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

As of December 31, 2023, $64,000 was outstanding under the term loan and we had no outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through December 2024, quarterly installments of $3,000 from 2025 through the maturity, with a final payment of $32,000, on December 21, 2026. Interest rates were 6.11% and 4.12% at December 31, 2023 and 2022, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the BSBY Margin or Base Rate Margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).

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

Under the Amended Credit Agreement, we are required to maintain the following ratios:

•
a Total Leverage Ratio (as defined in the Amended Credit Agreement) of not more than 3.25 to 1.00 as of the end of any fiscal quarter from June 30, 2023 through June 29, 2024, and 3.00 to 1.00 as of the end of any fiscal quarter from June 30, 2024 and thereafter.; and
•
as of the end of each fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.2 to 1.0.

As of December 31, 2023, we were in compliance with all financial covenants related to the Amended Credit Agreement.

The Amended Credit Agreement replaced our prior credit agreements with Comerica Bank and a portion of the proceeds of the term loan made under the Amended Credit Agreement were used by us to, among other things, fully satisfy an aggregate of $59,197 outstanding principal under such credit agreements. For additional information regarding the Amended Credit Agreement, see the sections entitled “Description of Indebtedness" and Note 13 to our audited consolidated financial statements.

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2024 capital expenditures to range between $14,000 and $17,000. Our 2024 capital plans include preventative maintenance expenditures, wellfield expansion projects, critical spare expenditures, and other specific facility improvements. Additionally, we currently estimate that our existing 2024 development capital expenditures will range between $135,000 and $150,000. The majority of our 2024 development capital expenditures are related to our ongoing development of Montauk Ag Renewables, the second Apex facility, the Blue Granite RNG project Bowerman RNG project, and our EENA CO2 project. Our Amended Credit Agreement provides us with a $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. We are currently in various stages of discussions regarding a variety of development and strategic growth opportunities. Development opportunities include: up to five LFG RNG sites, waste water treatment RNG, and CNG distribution opportunities. If we ultimately enter into definitive agreements for any of these opportunities, we expect to incur material capital expenditures related to either acquisitions costs or development costs, or both. As we continue to explore strategic growth opportunities and while we have entered into nonbinding letters of intent for certain of these opportunities, we provide no assurances that our plans related to any or all of these strategic opportunities will progress to definitive agreements. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Amended Credit Agreement would allow us to pursue and close on our identified strategic growth opportunities.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$41,053	$81,066
Investing activities	(63,087)	(20,794)
Financing activities	(9,330)	(8,279)
Net (decrease) increase in cash and cash equivalents	(31,364)	51,993
Restricted cash, end of the period	431	429
Cash and cash equivalents, end of period	74,242	105,606

For the year ended December 31, 2023, we generated $41,053 of cash from operating activities, a 49.4% decrease compared to $81,066 for the year ended December 31, 2022. For the year ended December 31, 2023, income and adjustments to income from operating activities provided $49,896 compared to $75,832 in 2022. Working capital and other assets and liabilities used $8,843 in 2023 compared to $5,234 being provided in 2022. When we commission new sites, we invest capital to ramp up operations prior to the project generating revenue.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. For 2023, our capital expenditures were $63,091, of which $18,593, $13,655, and $13,092, were related to the ongoing development of the Montauk Ag Renewables, Pico facility digestion capacity increase and second Apex RNG facility, respectively. For 2022, our capital expenditures were $22,277, of which $6,860 and $3,555 were related to the Pico facility digestion capacity increase and Montauk Ag Renewables in North Carolina, respectively.

Our net cash flows used in financing activities of $9,330 for 2023 increased by $1,051 compared to cash used in financing activities of $8,279 in 2022. The increase is primarily related to the Fourth Amended and Restated Loan Agreement and Secured Promissory Note amended during 2023.

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

We have contractual obligations involving asset retirement obligations. See Note 9 to our audited consolidated financial statements for further information regarding the asset retirement obligations.

We have contractual obligations under our debt agreement, including interested payments and principal repayments. See Note 13 to our audited consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During 2023, we had $2,505 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no usage against these outstanding letters of credit. During 2022, we did not have off-balance sheet arrangements other than outstanding letters of credit of approximately $3,905.

We have contractual obligations involving operating leases. See Note 19 to our audited consolidated financial statements for further information related to the lease obligations.

We have other contractual obligations associated with our fuel supply agreements. The expiration of these agreements range between 3-20 years. The minimum royalty and capital obligation associated with these agreements range from $8 to $1,640.

Internal Control Over Financial Reporting

There were no changes during 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The nature of our contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of our influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the long-term contracts is considered fully constrained. Refer to Item 7A for an estimate of the impact of decreases in the wholesale price of gas on our operating profit.

RINs

We generate D3 RINs through our production and sale of RNG used for transportation purposes as prescribed under the RFS program. Our operating costs are associated with the production of RNG. The RINs are government incentives that are generated through our renewable operating projects and not a result of physical attributes of our RNG production. The RINs that we generate are able to be separated and sold as credits independently from the energy produced. Therefore, no cost is allocated to the RIN when it is generated. Revenue is recognized on these Environmental Attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer and transfer of control has occurred. We enter into forward commitments to transfer RINs. These forward commitments are based on D3 RIN index prices at the time of the commitment. Realized prices for RINs monetized in a year may not correspond directly to index prices due to the forward selling of commitments. Refer to Item 7A for an estimate of the impact of decreases in the realized price per RIN on our operating profit.

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

We evaluate our deferred tax assets at reporting periods on a jurisdictional basis to determine whether adjustments to the valuation allowance are appropriate considering changes in facts or circumstances. As of each reporting date, management considers new evidence, both positive and negative, when determining the future realization of our deferred tax assets. We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. Given our current level of pre-tax earnings and forecasted future pre-tax earnings, we expect to generate income before taxes in the United States in future periods at a level that would fully utilize our U.S. federal NOL carryforwards and the majority of its state NOL carryforwards prior to their expiration. See Note 14 to our audited consolidated financial statements for additional information.

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

Finite-Lived Asset Impairment

In accordance with FASB ASC Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material. Based on our annual cash flow assessment conduction for monitoring potential indicators of impairment, we concluded the cashflows to be generated are significantly in excess of their carrying value of our operating sites primarily due to the lengths of the underlying gas rights agreements.

As to the remaining long lived asset groups, the Company further concluded, based on our annual cashflow assessment conducted for monitoring potential indicators of impairment, that the cashflows to be generated are significantly in excess of their carrying values of our operating sites primarily due to the lengths of the underlying gas rights agreements and the Company did not record any other impairments related to its cash flows assessment. Separate from our cash flows assessment, we identified discrete events and recorded impairment of We identified discrete events and recorded impairment of $902 and $4,852 for 2023 and 2022, respectively. See Note 3 to our audited consolidated financial statements for further information related to asset impairments.

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

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2 to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks related to Environmental Attribute pricing, commodity pricing, changes in interest rates and credit risk with our contract counterparties. We currently have no foreign exchange risk and do not hold any derivatives or other financial instruments purely for trading or speculative purposes.

We employ various strategies to economically hedge these market risks, including derivative transactions relating to commodity pricing and interest rates. Any realized or unrealized gains or losses from our derivative transactions are reported within corporate revenue in our consolidated financial statements. For information about our realized or unrealized gains or losses with respect to our derivative transactions and the fair value of such financial instruments, see Note 10 and Note 11 to our audited consolidated financial statements.

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

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to RIN prices. Our analysis, which may differ from actual results, was based on a 2024 estimated D3 RIN Index price of approximately $3.06 and our actual 2023 RINs sold. The estimated annual impact of a hypothetical 10% decrease in the average realized price per RIN would have a negative effect on our operating profit of approximately $10.9 million.

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

We use a mix of short-, medium-, and long-term sales contracts and commodity hedging derivatives to manage our exposure to our pricing risk. In particular, during 2022, we entered into derivative transactions to hedge our exposure to the market price of wholesale gas. We did not enter into a 2023 derivative contract to hedge a portion of our RNG production.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the market price of wholesale gas. Our analysis, which may differ from actual results, was based on a 2024 estimated NYMEX average Index Price of approximately $2.373/MMBtu and our actual 2023 gas production sold pursuant to contracts that do not provide for a fixed or floor price. The estimated annual impact of a hypothetical 10% decrease in the market price of wholesale gas would have a negative effect on our operating profit of approximately $0.8 million.

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

As of December 31, 2023, we had $64.0 million outstanding under the Amended Credit Facility. Our weighted average interest rate on variable debt balances during 2023 was approximately 6.11%. We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to changes in interest rates. Based on our analysis, which may differ from actual results, a hypothetical increase in our effective borrowing rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Montauk Renewables, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Montauk Renewables, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ and member’s equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Pittsburgh, Pennsylvania

March 14, 2024

MONTAUK RENEWABLES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	As of December 31,
ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$73,811	$105,177
Accounts and other receivables	12,752	7,222
Current restricted cash	8	22
Related party receivable	—	9,000
Current portion of derivative instruments	785	879
Prepaid expenses and other current assets	2,819	2,568
Total current assets	$90,175	$124,868
Non-current restricted cash	$423	$407
Property, plant and equipment, net	214,289	175,946
Goodwill and intangible assets, net	18,421	15,755
Deferred tax assets	2,076	3,952
Non-current portion of derivative instruments	470	936
Operating lease right-of-use assets	4,313	4,742
Finance lease right-of-use assets	36	96
Related party receivable	10,138	—
Other assets	9,897	5,614
Total assets	$350,238	$332,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,916	$4,559
Accrued liabilities	12,789	15,090
Income tax payable	313	402
Current portion of operating lease liability	420	410
Current portion of finance lease liability	26	71
Current portion of long-term debt	7,886	7,870
Total current liabilities	$29,350	$28,402
Long-term debt, less current portion	$55,614	$63,505
Non-current portion of operating lease liability	4,133	4,341
Non-current portion of finance lease liability	10	25
Asset retirement obligations	5,900	5,493
Other liabilities	4,992	3,459

Total liabilities	$99,999	$105,225

Commitments and contingencies (note 20)

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value, authorized 690,000,000 shares; 143,732,811 and 143,682,811 shares issued at December 31, 2023 and December 31, 2022, respectively; 141,986,189 and 141,633,417 shares outstanding at December 31, 2023 and December 31, 2022, respectively	1,420	1,416
Treasury stock, at cost, 984,762 and 971,306 shares December 31, 2023 and December 31, 2022, respectively	(11,173)	(11,051)
Additional paid-in capital	214,378	206,060
Retained earnings	45,614	30,666
Total stockholders' equity	250,239	227,091
Total liabilities and stockholders' equity	$350,238	$332,316

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	For the year ended December 31,
	2023	2022	2021
Total operating revenues	$174,904	$205,559	$148,127

Operating expenses:
Operating and maintenance expenses	59,762	57,267	49,477
General and administrative expenses	34,403	34,139	42,552
Royalties, transportation, gathering and production fuel	34,861	44,163	28,683
Depreciation, depletion and amortization	21,158	20,700	22,869
Gain on insurance proceeds	—	(313)	(332)
Impairment loss	902	4,852	1,191
Transaction costs	178	185	352
Total operating expenses	$151,264	$160,993	$144,792
Operating income	$23,640	$44,566	$3,335

Other expenses (income):
Interest expense	$5,753	$1,792	$2,928
Loss on extinguishment of debt	—	—	154
Other (income) expense	(479)	(468)	620
Total other expenses	$5,274	$1,324	$3,702
Income (loss) before income taxes	$18,366	$43,242	$(367)

Income tax expense	3,418	8,048	4,161
Net income (loss)	$14,948	$35,194	$(4,528)

Income (loss) per share:
Basic	$0.11	$0.25	$(0.03)
Diluted	$0.11	$0.25	$(0.03)

Weighted-average common shares outstanding:
Basic	141,727,905	141,238,851	141,015,213
Diluted	142,151,640	142,579,389	141,015,213

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

AND MEMBER’S EQUITY

	Common stock		Treasury stock			Additional	Retained	Total
(in thousands, except share data):	Shares	Amount	Shares	Amount	Member's equity	paid-in capital	(deficit) earnings	equity
Balance at December 31, 2020	—	$—	—	$—	$159,622	$—	$—	$159,622
Effect of reorganization transactions	138,312,713	1,383	—	—	(159,622)	158,239	—	—
IPO common stock	2,702,500	27	—	—	—	15,566	—	15,593
Treasury stock	—	—	950,214	(10,813)	—	—	—	(10,813)
Net loss	—	—	—	—	—	—	(4,528)	(4,528)
Stock-based compensation	—	—	—	—	—	22,419	—	22,419
Balance at December 31, 2021	141,015,213	$1,410	950,214	$(10,813)	$—	$196,224	$(4,528)	$182,293
Vesting of stock awards	618,204	6	—	—	—	—	—	6
Treasury stock	—	—	21,092	(238)	—	—	—	(238)
Net income	—	—	—	—	—	—	35,194	35,194
Stock-based compensation	—	—	—	—	—	9,836	—	9,836
Balance at December 31, 2022	141,633,417	$1,416	971,306	$(11,051)	$—	$206,060	$30,666	$227,091
Vesting of stock awards	352,772	4	—	—	—	-	—	4
Treasury stock	—	—	13,456	(122)	—	—	—	(122)
Net income	—	—	—	—	—	-	14,948	14,948
Stock-based compensation	—	—	—	—	—	8,318	—	8,318
Balance at December 31, 2023	141,986,189	$1,420	984,762	$(11,173)	$—	$214,378	$45,614	$250,239

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
(in thousands):	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$14,948	$35,194	$(4,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	21,158	20,700	22,869
Provision for deferred income taxes	1,876	6,618	4,252
Loss on extinguishment of debt	—	—	154
Stock-based compensation	8,318	9,836	22,419
Gain on property insurance proceeds	—	(313)	(332)
Derivative mark-to-market adjustments and settlements	560	(2,652)	(1,421)
Net loss (gain) on sale of assets	94	(233)	822
Increase in earn-out liability	1,266	1,122	801
Accretion of asset retirement obligations	407	296	(160)
Amortization of debt issuance costs	367	412	483
Impairment loss	902	4,852	1,191
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	(9,820)	(3,054)	(1,522)
Accounts payable and other accrued expenses	977	8,288	(2,149)
Net cash provided by operating activities	$41,053	$81,066	$42,879
Cash flows from investing activities:
Capital expenditures	$(63,091)	$(22,277)	$(9,986)
Asset acquisitions	—	—	(9,673)
Cash collateral deposits, net	2	82	(220)
Proceeds from insurance recovery	—	313	332
Proceeds from sale of assets	2	1,088	73
Net cash used in investing activities	$(63,087)	$(20,794)	$(19,474)
Cash flows from financing activities:
Borrowings of long-term debt	$—	$—	$80,000
Repayments of long-term debt	(8,000)	(8,000)	(66,698)
Debt issuance costs	—	—	(339)
Debt extinguishment costs	—	—	(154)
Common stock issuance	4	6	15,593
Treasury stock purchase	(122)	(238)	(10,813)
Related party receivable	(1,138)	—	(8,940)
Finance lease payments	(74)	(47)	—
Net cash (used in) provided by financing activities	$(9,330)	$(8,279)	$8,649
Net (decrease) increase in cash and cash equivalents and restricted cash	$(31,364)	$51,993	$32,054
Cash and cash equivalents and restricted cash at beginning of period	$105,606	$53,613	$21,559
Cash and cash equivalents and restricted cash at end of period	$74,242	$105,606	$53,613
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$73,811	$105,177	$53,266
Restricted cash and cash equivalents - current	8	22	19
Restricted cash and cash equivalents - non-current	423	407	328
	$74,242	$105,606	$53,613

Supplemental cash flow information:
Cash paid for interest	$5,003	$3,463	$3,787
Cash paid for income taxes	1,915	696	280
Accrual for purchase of property, plant and equipment included in accounts payable and accrued liabilities	5,471	2,635	1,212

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

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (as amended on February 22, 2021, December 22, 2021, December 22, 2022 and December 27, 2023) with MNK pursuant to which the Company advanced a cash loan to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended. The terms of the loan following the amendments are substantially similar to the initial loan agreement and were primarily entered into to (1) increase the principal amount outstanding under the loan to $10,040 in the aggregate (2) extended the maturity date to December 31, 2033 also, in accordance with Montauk Renewables’ obligations set forth in the Transaction Implementation Agreement. MNK is currently an affiliate of the Company and certain of the Company’s directors are also directors of MNK. See Note 17 for more information.

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

Accounts and Other Receivables

Accounts and other receivables on the Consolidated Balance Sheets represent outstanding billings for goods and services delivered to customers on an unsecured basis as well as reimbursable expenses. In evaluating its allowance for doubtful accounts for accounts receivable, the Company performs ongoing reviews of its outstanding receivables to determine if any amounts are uncollectible and adjusts the allowance for doubtful accounts accordingly.

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

$313 and $332 in insurance proceeds were received for the years ended December 31, 2022 and 2021, respectively, related to an engine failure at an RNG Facility. These insurance proceeds are included in Gain on insurance proceeds for the years ended December 31, 2022 and 2021, respectively within the Consolidated Statements of Operations.

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

Leases

The Company assesses leases in accordance with ASU 2016-02, Leases, (“ASU 2016-02”). This ASU requires lessees to recognize a right-of-use asset and lease liability on the Consolidated Balance Sheet for leases classified as either operating or finance leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. A right-of-use asset represents an entity’s right to use the underlying asset for the lease term, and a lease liability represents an entity’s obligation to make lease payments. The measurement, recognition and presentation of expenses and cash flows arising from leases by a lessee remains the same. The Company has included further lease disclosures in Note 19.

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

A summary of impairment losses on tangible and intangible assets for the year ended December 31, 2023, 2022 and 2021 is included in Note 3.

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

The values of the Level 2 interest rate derivatives were determined using a model, which incorporates market inputs including the implied forward interest rate yield curve for the same period as the future interest rate swap settlement. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2023 and 2022. The Company’s asset retirement obligations are recorded at fair value at the time the liability is incurred if a reasonable estimate of fair value can be made. Fair value is determined by calculating the estimated present value of the cost to retire the asset as determined by qualified engineers, based on currently available information and inflation estimates and is considered a Level 3 measurement. The Company’s earn-out liability fair value is determined by calculating the estimated present value of future obligations based on currently available information and the discount factor used and is considered a Level 3 measurement.

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations and the earn out liability, for the years ended December 31, 2023 and 2022 is included in Note 11.

Renewable Identification Numbers (“RINs”)

The Company generates D3 RINs through its production and sale of RNG used for transportation purposes as prescribed under the Federal Renewable Fuel Standard. The RINs that the Company generates as government incentives through its renewable operating projects can be separated and sold as credits independent from the energy produced and not a result of physical attributes of the Company’s production. Therefore, no cost is allocated to the RIN when it is generated. Revenue is recognized on these

Environmental Attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer and transfer of control has occurred. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments. The Company had 0.1 and 0.7 million RINs generated and unsold as of December 31, 2023 and 2022, respectively.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments. The amendments in 2023-07 aim to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the Company's Annual Report on Form 10-K for the year ended December 31, 2025, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

NOTE 3—ASSET IMPAIRMENT

The Company recorded $902, $4,852 and $1,191 in impairment losses for the years ended December 31, 2023, 2022 and 2021, respectively. 2023 impairments included $777 for specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and recorded in the Company's RNG segment. The remaining $125 in impairments were for specifically identified obsolete REG critical spares. The 2022 impairments included $2,133 for a REG site wherein the forecasted future cash flows did not exceed the carrying value of the site’s long lived assets. A second REG site was impaired for $1,393 due to a discrete conclusion that certain assets acquired in the May 2021 Asset acquisition would no longer be utilized by the Company. More information on the Asset acquisition can be found in Note 7. An RNG site was impaired for $1,108 due to the specific identification of certain assets no longer capable of being used as designed. Additional impairments were recorded for computer software and hardware no longer being utilized ($191) and an amended customer contract ($27) no longer in use. The 2021 impairment loss of $1,191 was due to the closure of two REG Sites and also the disposal of machinery at one RNG site.

Impairment loss was recorded under Operating expenses within the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021.

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

The Company’s performance obligations related to the sale of renewable energy (i.e. RNG and Renewable Electricity) are generally satisfied over time. Revenue related to the sale of renewable energy is generally recognized over time using an output based upon the product quantity delivered to the customer. This measure is used to best depict the Company’s performance to date under the terms of the contract. Revenue from products transferred to customers over time accounted for approximately 23%, 29% and 28% of revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

The nature of the Company’s long-term contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of the Company’s influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the long-term contracts is considered fully constrained.

The Company’s performance obligations related to the sale of Environmental Attributes are generally satisfied at a point in time and were approximately 77%, 71% and 72% of revenue for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognizes Environmental Attribute revenue at the point in time in which the customer obtains control of the Environmental Attributes, which is generally when the title of the Environmental Attribute passes to the customer upon delivery. In limited cases, title does not transfer to the customer and revenue is not recognized until the customer has accepted the Environmental Attributes. The

Company’s performance obligations under its counterparty sharing agreements are generally satisfied at a point in time when the earnings process is completed by the counterparty. Counterparty sharing arrangement revenues were approximately 1% and 10% of revenue for the years ended December 31, 2022 and 2021, respectively. The Company does not currently recognize revenues under counterparty sharing arrangements.

The following tables display the Company’s disaggregated revenue by major source, excluding realized and unrealized gains or losses under the Company’s gas hedge program, based on product type and timing of transfer of goods and services for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31, 2023
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$977	$29,230	$30,207
Natural gas environmental attributes	125,874	—	125,874
Electric commodity	—	11,301	11,301
Electric environmental attributes	7,522	—	7,522
	$134,373	$40,531	$174,904
Operating segment:
RNG	$126,851	$29,230	$156,081
REG	7,522	11,301	18,823
	$134,373	$40,531	$174,904

	Year ended December 31, 2022
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$2,053	$50,845	$52,898
Natural gas environmental attributes	143,025	—	143,025
Electric commodity	—	10,449	10,449
Electric environmental attributes	7,016	—	7,016
	$152,094	$61,294	$213,388
Operating segment:
RNG	$145,078	$50,845	$195,923
REG	7,016	10,449	17,465
	$152,094	$61,294	$213,388

	Year ended December 31, 2021
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$15,178	$32,143	$47,321
Natural gas environmental attributes	84,906	—	84,906
Electric commodity	—	9,692	9,692
Electric environmental attributes	6,208	—	6,208
	$106,292	$41,835	$148,127
Operating segment:
RNG	$100,084	$32,143	$132,227
REG	6,208	9,692	15,900
	$106,292	$41,835	$148,127

Practical expedients and remaining performance obligations

The Company recognizes the sale of natural gas and electric commodities using the right to invoice practical expedient. The Company determined that the revenues recognized as of period end correspond directly with the value transferred to customers and the Company's satisfaction of the performance obligations to date. Furthermore, with the application of the right to invoice practical expedient and in consideration that contracts related to future environmental attributes sales do not exceed one year, there are no remaining unsatisfied or partially satisfied performance obligations as of December 31, 2023.

NOTE 5—ACCOUNTS AND OTHER RECEIVABLES

The Company extends credit based upon an evaluation of the customer’s financial condition. Credit terms are consistent with industry standards and practices. Accounts Receivable consist of sales to large creditworthy energy and utility companies. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the Consolidated Statements of Operations. No reserve expense was recorded for the years ended December 31, 2023, 2022 and 2021.

Accounts and other receivables consist of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accounts receivables	$12,557	$7,148
Other receivables	148	57
Reimbursable expenses	47	17
Accounts and other receivables, net	$12,752	$7,222

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

NOTE 7—PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Land	$748	$595
Buildings and improvements	30,329	29,268
Machinery and equipment	255,421	247,631
Gas mineral rights	35,526	34,526
Construction work in progress	67,747	20,745
Total	$389,771	$332,765
Less: Accumulated depreciation and amortization	(175,482)	(156,819)
Property, plant & equipment, net	$214,289	$175,946

Depreciation expense for property plant and equipment was $19,624, $19,251 and $19,617 and amortization expense for gas mineral rights was $489, $515 and $1,828 for the years ended December 31, 2023, 2022 and 2021, respectively.

In 2023, the Company specifically identified $777 in discrete RNG machinery and feedstock processing equipment that were no longer in operational use and recorded an impairment in the Company's RNG segment. The remaining $125 in impairments were for obsolete REG critical spares.

In 2022, the Company performed a recoverability test for one REG site when it was determined that it was more likely than not the carrying value of the long-lived assets would not be recoverable. The results of the testing indicated that the site had carrying values in excess of the asset group’s fair value. As a result of the analysis, the company recorded an impairment totaling $2,089 in property, plant and equipment for the year ended December 31, 2022. Additionally, $1,393 in property, plant and equipment at another REG site was impaired due a discrete conclusion that certain assets acquired in the Asset acquisition would no longer be utilized by the Company. An RNG site was impaired for $1,108 due specific identification of certain assets no longer capable of being used as designed. Finally, computer software and hardware no longer being utilized ($191) were impaired in 2022. The 2021 impairment loss of $1,191 was due to the closure of two REG Sites and also the disposal of machinery at one RNG site.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets consist of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	329	329
Total intangible assets with indefinite lives:	$329	$329
Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $3,847 and $3,107	$14,584	$11,686
Customer contracts, net of accumulated amortization of $17,254 and $17,022	3,448	3,680
Total intangible assets with finite lives:	$18,032	$15,366
Total Goodwill and Intangible assets	$18,421	$15,755

The weighted average remaining useful life of the customer contracts and interconnection is approximately 15 years for both intangible asset categories. Amortization expense was $972, $887 and $1,424 for the years ended December 31, 2023, 2022 and 2021, respectively. Impairments related to intangibles totaled $71 for the year ended December 31, 2022, which included $44 related to one REG site discussed in Note 7 and $27 related to an RNG site associated with the early termination of a customer contract.

Amortization expense for customer contracts and interconnection the next five years is as follows:

	Customer	Inter-
Year ending	Contracts	connections
2024	$231	$740
2025	230	740
2026	230	740
2027	230	740
2028	230	740
Thereafter	2,297	10,884

NOTE 9—ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations by recording the fair value of the liability in the period in which it is incurred. The Company estimates the fair value of asset retirement obligations by calculating the estimated present value of the cost to retire the asset. Factors that are considered when determining the present value of the cost to retire the asset include future inflation and discount rates, along with estimates date(s) of retiring the asset. Additionally, changes in legal, regulatory, environmental, and political environments can affect the fair value of the obligations. As such, asset retirement obligations are considered a level 3 financial instrument. The following table summarizes the activity associated with asset retirement obligations of the Company for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Asset retirement obligations—beginning of period	$5,493	$5,301	$5,689
Accretion expense	407	296	(160)
Decommissioning	—	(104)	(228)
Asset retirement obligations—end of period	$5,900	$5,493	$5,301

NOTE 10—DERIVATIVE INSTRUMENTS

To mitigate market risk associated with fluctuations in energy commodity prices (natural gas) and interest rates, the Company utilizes various derivative contracts to secure energy commodity pricing and interest rates under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the hedging strategy employed, the Company had the following cash received (paid) on derivatives in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021:

		Year ended December 31,
Derivative Instrument	Location	2023	2022	2021
Commodity contracts:
Cash paid on derivatives	Operating revenue	$—	$(7,829)	$—
Interest rate swaps	Interest expense	(560)	2,652	1,422
Net gain (loss)		$(560)	$(5,177)	$1,422

NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of December 31, 2023 and 2022, set forth by level, within the fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,255	$—	$1,255
Asset retirement obligations	—	—	(5,900)	(5,900)
Pico earn-out liability	—	—	(5,109)	(5,109)
	$—	$1,255	$(11,009)	$(9,754)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,815	$—	$1,815
Asset retirement obligations	—	—	(5,493)	(5,493)
Pico earn-out liability	—	—	(3,843)	(3,843)
	$—	$1,815	$(9,336)	$(7,521)

A summary of change in the fair value of the Company’s Level 3 instrument, attributable to asset retirement obligations, for the years ended December 31, 2023, 2022 and 2021 is included in Note 9. The Company’s earn-out fair value liability is determined by calculating the estimated present value of the future obligation. The present value is assessed quarterly and is based on macro-economic factors such as inflation and risk-free US Treasury rates. Company specific estimates utilized include current and future interest rates, inlet gas flow, and projected EBITDA, as defined in the underlying earnout agreement. The earn-out is classified as a Level 3 financial instrument. Interest rate swap derivatives are classified as Level 2 financial instruments and are valued utilizing quoted forward Bloomberg Short-Term Bank Yield Index Rates. In addition, certain assets are measured at fair value on a non-recurring basis when an indicator of impairment is identified and the assets’ fair values are determined to be less than its carrying value. See Note 3 for additional information.

NOTE 12—ACCRUED LIABILITIES

The Company’s accrued liabilities consists of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Accrued expenses	$3,983	$3,221
Payroll and related benefits	2,355	1,561
Royalty	3,897	7,836
Utility	1,653	1,605
Accrued interest	827	794
Other	74	73
Accrued liabilities	$12,789	$15,090

NOTE 13—DEBT

The Company’s debt consists of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Term loans	$64,000	$72,000
Less: current principal maturities	(8,000)	(8,000)
Less: debt issuance costs (on long-term debt)	(386)	(495)
Long-term debt	$55,614	$63,505
Current portion of long-term debt	7,886	7,870
Total debt	$63,500	$71,375

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

As of December 31, 2023, $64,000 was outstanding under the term loan. In addition, the Company had $2,505 of outstanding letters of credit as of December 31, 2023. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of December 31, 2023, the Company’s capacity available for borrowing under the revolving credit facility was $117,495. Borrowings of the term loan and revolving credit facility bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin. Interest rates as of December 31, 2023 and 2022 were 6.11% and 4.12%, respectively.

The Company accounted for the Fourth amendment as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense in the amount of $367, $412 and $483 for the years ended December 31, 2023, 2022 and 2021, respectively, was recorded in interest expense on the Statement of Operations.

As of December 31, 2023, the Company was in compliance with all financial covenants related to the Credit Agreement.

Annual Maturities of Long-Term Debt

The following is a summary of annual principal maturities of long-term debt as of December 31, 2023:

Year ending	Amount
2024	$8,000
2025	12,000
2026	44,000
Total	$64,000

NOTE 14—INCOME TAXES

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law. The ARPA contains several corporate income tax provisions which include (i) extending the $1,000 limitation on deductions for compensation paid to executives of publicly traded corporations to include compensation paid to the eight highest paid individuals (rather than three highest), plus the chief executive officer and the chief financial officer (effective for tax years after 2026), and (ii) extending the period for which companies may claim an employee retention credit. The ARPA did not have a material impact on the Company’s financial statements for the years ending December 31, 2023, 2022 and 2021.

The following table details the components of the Company’s income tax provision (benefit) for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Current expense (benefit):
Federal	$1,006	$321	$—
State	536	1,109	(91)
	$1,542	$1,430	$(91)

Deferred expense:
Federal	$1,869	$6,446	$3,368
State	7	172	884
	$1,876	$6,618	$4,252

Income tax expense	$3,418	$8,048	$4,161

The following table illustrates the deferred tax assets and liabilities as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carry forwards	$4,107	$6,744
Federal tax credits	13,042	13,691
Book reserves	1,473	1,368
Intangible asset amortization	5,799	6,701
Stock compensation	1,370	1,087
Impairment	306	—
Total deferred tax assets	26,097	29,591
Less: valuation analysis	(3,950)	(3,950)
Net deferred tax assets	$22,147	$25,641

Deferred tax liabilities:
Property depreciation	$(20,048)	$(21,683)
Other	(23)	(6)
Total deferred tax liabilities	(20,071)	(21,689)
Net deferred tax assets	2,076	3,952

As of December 31, 2023, the Company has no remaining federal net operating loss (“NOL”) carryforwards that it is able to utilize. The Company does have $12,986 of federal net operating losses that are not expected to be realizable due to loss limitation rules. In 2022, the Company utilized all of its non-limited NOLs.

The Company has $13,042 of federal tax credit carryforwards that expire 20 years from the date incurred, which begin to expire in tax year 2026.

The Company has pre-tax state net operating loss carryforwards of $18,059 which will begin to expire in tax year 2026.

The following table details the components of the Company’s income tax provision for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Tax provision at federal statutory rate of 21%	$3,857	$9,081	$(77)
State tax provision	430	998	800
Permanent differences	114	15	79
Stock compensation	(175)	(24)	723
162(m) compensation limitation	1,530	—	4,382
Valuation allowance	—	50	12
Production tax credit	(2,324)	(2,052)	(2,112)
Return to provision	—	(20)	(29)
Deferred tax adjustments	—	—	383
Other	(14)	—	—
Total income tax expense	$3,418	$8,048	$4,161

As of December 31, 2023, the tax years 2020, 2021 and 2022 are open for examination by the IRS.

Valuation Allowance

The Company annually reviews its deferred tax assets for the possibility they will not be realized. A valuation allowance will be recorded if it is determined more than a 50% likelihood exists that a deferred tax asset will not be realized. A $3,950 valuation allowance exists at December 31, 2023, which represents the Company’s deferred tax assets that are not expected to be realized. The balance at December 31, 2022, was also $3,950.

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

At this point in time the Company is not aware of any tax positions taken that would give rise to recording an uncertain tax position. As such, the Company has not recorded any liability for unrecognized tax benefits as of December 31, 2023 or 2022. The Company records interest and penalties as a component of income tax expense. However, as there are no unrecognized tax benefits for the years ended December 31, 2023 and December 31, 2022, the Company has no penalties or interest accrued at December 31, 2023 and 2022, respectively.

NOTE 15—SHARE-BASED COMPENSATION

In January 2021, Montauk Renewables undertook the Reorganization Transactions which resulted in the Company owning all of the assets and entities (excluding Montauk USA) through which MNK’s business and operations were conducted. As a result of the Distribution, the options outstanding under MNK’s Employee Share Appreciation Rights Scheme (the “SAR Plan”) were cancelled. The Company recorded $2,050 of accelerated compensation expense in its consolidated statements of operations within general and administrative expenses in connection with the cancellation of the options under the SAR Plan for the year ended December 31, 2021.

The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified stock options, restricted stock units and restricted share awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted share awards, the officers of the Company made elections under Section 83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports restricted shares and restricted stock units when vested and in the case of options, when such awards are settled in the Company’s common stock. Stock compensation expense related to these awards was $1,723, $6,979 and $9,474 for the years ended December 31, 2023, 2022 and 2021, respectively.

In connection with a May 2021 asset acquisition, 1,250,000 restricted share awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with such acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and will only be subject to time-based vesting requirements over a five-year period. The awards were revalued at $15,500. Stock compensation expense related to the two awards was $4,908, $2,863 and $0 for the year ended December 31, 2023, 2022 and 2021, respectively.

In April 2023, the board of directors of the Company approved the grant of non-qualified stock options to the executive officers of the Company, which vest ratably over a period of three to five years. In September 2023, the board of directors approved the grant of non-qualified stock options to a new executive officer of the Company, which also vest ratably over a period of three to five years. Stock compensation expense related to these awards was $1,692 for the year ended December 31, 2023.

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

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP for the years ended December 31, 2023, 2022 and 2021:

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2021	2,569,613	$10.08	377,984	$10.23	950,214	$11.38
Beginning of period - January 1, 2022	2,569,613	$10.08	377,984	$10.23	950,214	$11.38
Granted	1,250,000	12.40	—	—	—	—
Vested	(541,312)	11.38	(97,984)	10.49	(950,214)	11.38
Forfeited	(1,250,000)	9.04	—	—	—	—
End of period - December 31, 2022	2,028,301	$11.80	280,000	$10.13	—	$—
Beginning of period - January 1, 2023	2,028,301	$11.80	280,000	$10.13	—	$—
Granted	—	—	—	—	2,325,000	7.04
Vested	(316,228)	11.38	(50,000)	10.09	—	—
Forfeited	(73,395)	11.38	(80,000)	10.23	—	—
End of period - December 31, 2023	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04

As of December 31, 2023 none of the 950,214 vested options have been exercised. Unrecognized MRI EICP compensation expense for awards the Company expects to vest as of December 31, 2023, was $18,158 and will be recognized over approximately 5 years.

NOTE 16—DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was approximately $640, $589 and $502 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 17—RELATED-PARTY TRANSACTIONS

Related Party Loan

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Initial Promissory Note”) with Montauk Holdings Limited (“MNK”). MNK is currently an affiliate of the Company and certain of the Company’s directors are also directors of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000 to MNK for MNK to pay its dividend's tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). On February 22, 2021, the Company and MNK entered into an Amended and Restated Promissory Note (the “Amended Promissory Note”) to increase the principal amount of the loan to a total of $7,140, in the aggregate, on December 22, 2021 entered into the Second Amended and Restated Loan Agreement and Secured Promissory Note (the “Second Amended Promissory Note”) to increase the principal amount of the loan to a total of $8,940, in the aggregate, and on December 22, 2022 entered into the First Amendment of the Second Amended and Restated Loan Agreement and Secured Promissory Note (the “First Amendment of Second Amended Promissory Note”) to amend the maturity date to June 30, 2023, and on June 21, 2023 entered into the Third Amended and Restated Loan Agreement and Secured Promissory Note (the "Third Amended and Restated Loan Agreement and Secured Promissory Note") to increase the principal amount of the loan to a total of $10,040, in the aggregate and extend the maturity date of the loan to December 31, 2023 and on December 27, 2023 entered into the Fourth Amended and Restated Loan Agreement and Secured Promissory Note to extend the maturity date of the loan to December 31, 2033 each in accordance with the Company’s obligations set forth in the transaction implementation agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021. The "Third Amended and Restated Loan Agreement and Secured Promissory Note" increased the security interest of the Company from 800,000 shares of the common stock of the Company owned by MNK to 976,623 shares of the Company. MNK is required to use the proceeds of any such sale of the shares to repay the note. The Amended Promissory Note has default provisions where MNK will deliver any unsold shares of the Company back to the Company to satisfy repayment of the note.

Under applicable guidance for variable interest entities in ASC 810, Consolidation, the Company determined that MNK is a variable interest entity. The Company concluded that it is not the primary beneficiary of the variable interest entity, as the Company does not have a controlling financial interest and does not have the power to direct the activities that most significantly impact the economic performance of MNK. Accordingly, the Company concluded that presentation of the Amended Promissory Note as a related party receivable remains appropriate. The maximum exposure to loss is limited to the Promissory Note principal and accrued interest, which totaled $10,138 and $9,000 as of December 31, 2023 and 2022, respectively.

MNK was delisted from the JSE on January 26, 2021. The MNK Board of Directors and Shareholders held its annual general meeting in March 2023 and voted to take MNK private.

Related Party Reimbursements

Periodically the Company will reimburse MNK and HCI Managerial Services Proprietary Limited, the administrator for the Company’s secondarily listed Johannesburg Stock Exchange trading symbol, for expenses incurred on behalf of the Company. Amounts reimbursed were $156, $68 and $813 for the years ended December 31, 2023, 2022 and 2021, respectively. $11 and $26 were owed as of December 31, 2023 and 2022, respectively.

NOTE 18—SEGMENT INFORMATION

The Company’s reportable segments for the years ended December 31, 2023, 2022, and 2021 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity plants. The corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s consolidated financial statements. The following table is consistent with the manner in which the chief operating decision maker evaluates the performance of each segment and allocates the Company’s resources. In the following tables “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	For the year ended December 31, 2023
	RNG	REG	Corporate	Total
Total revenue	$156,455	$18,449	$—	$174,904
Net income (loss)	59,271	(572)	(43,751)	14,948
EBITDA	74,991	4,621	(34,335)	45,277
Adjusted EBITDA (1)	75,859	4,749	(34,157)	46,451
Total assets	176,951	73,369	99,918	350,238
Capital expenditures	41,325	21,682	84	63,091

(1)
2023 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the year ended December 31, 2023:

	For the year ended December 31, 2023
	RNG	REG	Corporate	Total
Net income (loss)	$59,271	$(572)	$(43,751)	$14,948
Depreciation, depletion and amortization	15,720	5,193	245	21,158
Interest expense	—	—	5,753	5,753
Income tax expense	—	—	3,418	3,418
EBITDA	$74,991	$4,621	$(34,335)	$45,277
Impairment loss	777	125	—	902
Net loss on sale of assets	91	3	—	94
Transaction costs	—	—	178	178
Adjusted EBITDA	$75,859	$4,749	$(34,157)	$46,451

	For the year ended December 31, 2022
	RNG	REG	Corporate	Total
Total revenue	$196,218	$17,170	$(7,829)	$205,559
Net income (loss)	94,330	(6,756)	(52,380)	35,194
EBITDA	109,297	(1,297)	(42,266)	65,734
Adjusted EBITDA (2)	110,510	1,918	(41,890)	70,538
Total assets	151,998	53,255	127,063	332,316
Capital expenditures	16,667	5,033	577	22,277

(2)
2022 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the year ended December 31, 2022:

	For the year ended December 31, 2022
	RNG	REG	Corporate	Total
Net income (loss)	$94,330	$(6,756)	$(52,380)	$35,194
Depreciation, depletion and amortization	14,967	5,443	290	20,700
Interest expense	—	—	1,792	1,792
Income tax expense	—	16	8,032	8,048
EBITDA	$109,297	$(1,297)	$(42,266)	$65,734
Impairment loss	1,135	3,526	191	4,852
Net loss (gain) on sale of assets	78	(311)	—	(233)
Transaction costs	—	—	185	185
Adjusted EBITDA	$110,510	$1,918	$(41,890)	$70,538

	For the year ended December 31, 2021
	RNG	REG	Corporate	Total
Total revenue	$131,803	$15,449	$875	$148,127
Net income (loss)	49,387	(3,129)	(50,786)	(4,528)
EBITDA	66,549	2,399	(43,518)	25,430
Adjusted EBITDA (3)	67,812	3,149	(43,012)	27,949
Total assets	150,472	57,980	78,028	286,480
Capital expenditures	7,647	2,296	43	9,986

(3)
2021 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income from continuing operations to Adjusted EBITDA for the year ended December 31, 2021:

	For the year ended December 31, 2021
	RNG	REG	Corporate	Total
Net income (loss)	$49,387	$(3,129)	$(50,786)	$(4,528)
Depreciation, depletion and amortization	17,162	5,528	179	22,869
Interest expense	—	—	2,928	2,928
Income tax expense	—	—	4,161	4,161
EBITDA	$66,549	$2,399	$(43,518)	$25,430
Impairment loss	441	750	—	1,191
Net loss on sale of assets	822	—	—	822
Transaction costs	—	—	352	352
Loss on extinguishment of debt	—	—	154	154
Adjusted EBITDA	$67,812	$3,149	$(43,012)	$27,949

For the years ended December 31, 2023, 2022 and 2021, three, two and two customers, respectively, made up greater than 10% of our total revenues.

	For the year ended December 31, 2023
	RNG	REG	Corporate	Total
Customer A	22.0%	—	—	22.0%
Customer B	11.7%	—	—	11.7%
Customer C	11.7%	—	—	11.7%

	For the year ended December 31, 2022
	RNG	REG	Corporate	Total
Customer A	32.0%	—	—	32.0%
Customer B	17.0%	—	—	17.0%

	For the year ended December 31, 2021
	RNG	REG	Corporate	Total
Customer A	13.1%	—	—	13.1%
Customer B	12.4%	—	—	12.4%

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

As of December 31, 2023, there were no leases entered into which have not yet commenced and that would entitle the Company to significant rights or create additional obligations. The total lease cost included in our consolidated financial statements statement of operations for the years ended December 31, 2023, 2022 and 2021 were $695, $412, and $349, respectively.

Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet and the lease expense for those leases is recognized on a straight-line basis. The short-term lease expense for the years ended December 31, 2023, 2022 and 2021 were approximately $1,182, $895 and $494, respectively.

Supplemental information related to operating lease arrangements was as follows as of and for the year ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$431	$385	$304
Weighted average remaining lease term (in years)	5.24	5.87	1.03
Weighted average discount rate	5.00%	5.00%	5.00%

Future minimum lease payments for the years ending December 31, are as follows:

Year Ending
2024	$611
2025	624
2026	573
2027	583
2028	594
Thereafter	2,714
Imputed interest	(1,146)
Total	$4,553

Supplemental information related to finance lease arrangements was as follows:

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of financing lease liabilities	$79	$50
Weighted average remaining lease term (in years)	3.54	1.25
Weighted average discount rate	5.00%	5.00%

Future minimum finance lease payments are as follows:

Year Ending
2024	$27
2025	1
2026	1
2027	1
2028	1
Thereafter	10
Imputed interest	(5)
Total	$36

NOTE 20—COMMITMENTS AND CONTINGENCIES

Concentrations

A substantial portion of the Company’s revenues are generated from five locations in 2023, 2022, and 2021, each in separate areas of the country. For the years ended December 31, 2023, 2022 and 2021, excluding the impact of derivative instruments, approximately 68%, 72% and 76%, respectively, of operating revenues were derived from these locations. In addition, five customers make up approximately 71% and 69% of trade receivables as of December 31, 2023 and December 31, 2022, respectively.

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

Contingencies

The Company, from time to time, may be involved in litigation. At December 31, 2023, management does not believe there are any matters outstanding that would have a material adverse effect on the Company’s financial position or results of operations.

Note 21—INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share was computed using the following common share data for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year ended December 31,
	2023	2022	2021
Net income (loss)	$14,948	$35,194	$(4,528)
Basic weighted-average shares outstanding	141,727,905	141,238,851	141,015,213
Dilutive effect of share-based awards	423,735	1,340,538	—
Diluted weighted-average shares outstanding	142,151,640	142,579,389	141,015,213
Basic income (loss) per share	$0.11	$0.25	$(0.03)
Diluted income (loss) per share	$0.11	$0.25	$(0.03)

As a result of incurring a net loss for the year ended December 31, 2021, 3,897,811 potential antidilutive shares were excluded from the above loss per share calculation.

NOTE 22—SUBSEQUENT EVENTS

Subsequent Events

The Company evaluated its December 31, 2023 consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements, except for the matters discussed below.

On February 18, 2024, for one of its renewable electrical sites, the Company entered into a bill of sale, assignment and assumption agreement to sell its rights to the existing fuel supply agreement and property back to the site host in advance of the fuel supply agreement termination date. The agreement will transfer all rights, titles, interests and landfill improvements back to the site host. The Company received proceeds of $1,000 and will no longer have any obligation to decommission or remove any machinery or equipment at the site. The site is reported within the Company’s REG segment and the consideration received is in excess of the carrying value of the assets. The effective date of the sale, assignment and assumption agreement is October 1, 2024.

In connection with the bill of sale, assignment and assumption agreement, the Company entered into agreements with the same site host to extend the fuel supply agreements at two RNG sites for an additional five years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023 (the end of the period covered by this Annual Report on Form 10-K), the Company’s disclosure controls and procedures were effective, pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act.

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

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting.

There have been no changes during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in our Proxy Statement in the section entitled “Proposal No. 1—Election of Directors” under the headings “—Nominees for Election for a Term Expiring at the 2027 Annual Meeting,” and “Information Regarding our Board of Directors and Corporate Governance” under the sub-headings “Code of Business Conduct and Ethics,” “Communications with the Board,” “Board Committees,” “Committee Functions,” and “Audit Committee” and in the section entitled “Delinquent Section 16(a) Reports.” The information in these sections is incorporated by reference into this Annual Report on Form 10-K.

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

As of December 31, 2023, our securities authorized for issuance under equity compensation plans were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted- average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (3)
Equity compensation plan approved by security holders	3,275,214	$8.30	12,826,975
Equity compensation plan not approved by security holders	—	—	—
Total	3,275,214	8.30	12,826,975

(1)
Included in column (a) are stock options and restricted stock units issued in connection with the IPO under the MRI EICP. The stock options issued in connection with the IPO are fully vested. Column (a) does not include 3,869,827 shares of restricted stock issued under the Plan.
(2)
Reflects the weighted-average exercise price of outstanding stock options only, and not restricted stock and restricted stock units that do not have an exercise price.
(3)
This amount represents 12,826,975 shares of common stock remaining available for future issuance under the MRI EICP.

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

2.1.1+

Transaction Implementation Agreement, dated as of November 6, 2020, between Montauk Renewables, Inc., Montauk Holdings Limited and Montauk Holdings USA, LLC (incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

2.1.2

Letter Agreement, dated as of January 3, 2021, to the Transaction Implementation Agreement, dated as of November 6, 2020, between Montauk Renewables, Inc., Montauk Holdings Limited and Montauk Holdings USA, LLC (incorporated by reference to Exhibit 2.2 of Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

2.2.1+

Membership Interest and Asset Purchase Agreement, dated May 10, 2021, by and among J.P. Carroll & Co., LLC, Eagle Creek Ranch, L.L.C., NR Nutrient Recovery, LLC, Joseph P. Carroll, Jr., Martin A. Redeker and Montauk Swine Ag, LLC (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on May 11, 2021)

2.2.2

First Amendment to Membership Interest and Asset Purchase Agreement, dated May 26, 2022, by and among J.P. Carroll & Co., LLC, Eagle Creek Ranch, L.L.C., NR3 Nutrient Recovery, LLC, Joseph P. Carroll, Jr., Martin A. Redeker, Montauk Ag Renewables, LLC and Montauk Energy Holdings, LLC (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on June 1, 2022)

2.3+

Real Estate Purchase and Sale Agreement, dated May 10, 2021, by and among Greensboro Ecosystems, LLC and Montauk Swine Ag, LLC (incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K, filed on May 11, 2021)

3.1

Amended and Restated Certificate of Incorporation of Montauk Renewables, Inc. (incorporated by reference to Exhibit 3.1 of Amendment No. 3 of our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

3.2	Amended and Restated Bylaws of Montauk Renewables, Inc., as adopted on October 18, 2023 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed October 19, 2023)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K, filed March 31, 2021)

10.1^

Montauk Renewables, Inc. Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.2^	Form of Key Employee Separation Plan (incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.3^	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.4^	Form of Restricted Stock Unit Award Agreement (Employees) (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.5^

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.6^+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

Exhibit Number	Description

10.7^

Form of Indemnification Agreement between Montauk Renewables, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 8, 2021)

10.8^+

Employment Agreement, effective September 25, 2019, between Montauk Energy Holdings LLC and Sean F. McClain (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed March 31, 2021)

10.9^+

Employment Agreement, effective September 25, 2019, between Montauk Energy Holdings LLC and Kevin A. Van Asdalan (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.10^+

Employment Agreement, effective September 24, 2019, between Montauk Energy Holdings LLC and James A. Shaw (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.11^+

Employment Agreement, effective June 1, 2020, between Montauk Energy Holdings LLC and John Ciroli (incorporated by reference to Exhibit 10.42 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.12^	Promotion Letter, dated October 15, 2021, between Montauk Renewables, Inc. and Sharon Frank

10.13^	Employment Understanding, dated January 23, 2023, and Promotion Letter, dated September 14, 2023, between Montauk Renewables, Inc. and Michael Barsch

10.14.1+

Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.14.2

First Amendment, dated as of March 21, 2019, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.14.3

Second Amendment, dated as of September 12, 2019, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1(File No. 333-251312), filed December 11, 2020)

10.14.4

Third Amendment, dated as of January 4, 2021, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.14.5+

Fourth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2021, by and among Montauk Energy Holdings, LLC, the financial institutions from time to time signatory thereto and Comerica Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file No. 001-39919), filed on December 23, 2021)

10.15.1†+

Second Amended & Restated Landfill Gas Rights & Production Facilities Agreement, by and between County of Orange and Bowerman Power LFG, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

10.15.2†+

First Amendment to the Second Amended & Restated Landfill Gas Rights & Production Facilities Agreement, by and between County of Orange and Bowerman Power LFG, LLC (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1(File No. 333-251312), filed December 31, 2021)

10.15.3†+

Third Amendment to the Landfill Gas Rights and Production Facilities Agreement and Settlement Agreement, dated as of June 27, 2023, by and between the County of Orange and Bowerman Power LFG, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed June 30, 2023)

Exhibit Number	Description
10.16+

Renewable Power Purchase and Sale Agreement by and between the City of Anaheim and Bowerman Power LFG, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

10.17†+

Amended and Restated Gas Sale and Purchase Agreement, by and between McCarty Road Landfill TX, LP and GSF Energy, LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.18†+

Third Amended and Restated Gas Lease Agreement, dated January 1, 2018, by and between Rumpke Sanitary Landfill, Inc. and GSF Energy, LLC (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

10.19†+

Amended and Restated Landfill Gas Purchase and Sale Agreement, dated October 17, 2016, by and between Waste Management of Texas, Inc. and TX LFG Energy, LP (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

10.20

Fourth Amended and Restated Loan Agreement and Secured Promissory Note, dated as of December 27, 2023 by and between Montauk Holdings Limited and Montauk Renewables (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 29, 2023)

19.1	Insider Trading Policy

21.1	List of Subsidiaries of Montauk Renewables, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

97.1	Clawback Policy

99.2+	Consortium Agreement, dated as of January 24, 2021, by and among the stockholders named therein (incorporated by reference to Exhibit 99.2 of Annual Report on Form 10-K filed March 31, 2021)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Date: March 14, 2024	Montauk Renewables, Inc.

	By:	/s/ Sean F. McClain
Name: Sean F. McClain
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean F. McClain	President, Chief Executive Officer and Director	March 14, 2024
Sean F. McClain	(Principal Executive Officer)

/s/ Kevin A. Van Asdalan	Chief Financial Officer and Treasurer	March 14, 2024
Kevin A. Van Asdalan	(Principal Financial and Accounting Officer)

*	Lead Director	March 14, 2024
Mohamed H. Ahmed

*	Chairman of the Board and Director	March 14, 2024
John A. Copelyn

*	Director	March 14, 2024
Jennifer Cunningham

*	Director	March 14, 2024
Theventheran G. Govender

*	Director	March 14, 2024
Yunis Shaik

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Sean F. McClain
Name: Sean F. McClain
Title: Attorney-in-Fact