Form 10-Q
period 2024-03-31
Montauk Renewables, Inc.
filed 2024-05-09
CIK 1826600

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of outstanding shares of the registrant’s common stock on May 3, 2024 was 143,698,263 shares.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. Forward-looking statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “strive,” “aim,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our future results of operations, financial condition, expectations and plans, including expected benefits of the Pico digestion capacity increase, the Montauk Ag project in North Carolina, the Second Apex RNG Facility, the Blue Granite RNG Facility, the Bowerman RNG Facility, the delivery of biogenic carbon dioxide volumes to European Energy, the resolution of gas collection issues at the McCarty facility, the mitigation of wellfield extraction environmental factors at the Rumpke facility, and weather-related anomalies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

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
•
the potential failure to attract and retain qualified personnel of the Company or a possible increased reliance on third-party contractors as a result, and the potential unenforceability of non-compete clauses with our employees;
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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONTAUK RENEWABLES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data):

	as of March 31,	as of December 31,
ASSETS	2024	2023
Current assets:
Cash and cash equivalents	$63,277	$73,811
Accounts and other receivables	9,669	12,752
Current restricted cash	8	8
Income tax receivable	98	—
Current portion of derivative instruments	766	785
Prepaid expenses and other current assets	2,801	2,819
Total current assets	$76,619	$90,175
Non-current restricted cash	$443	$423
Property, plant and equipment, net	231,373	214,289
Goodwill and intangible assets, net	18,178	18,421
Deferred tax assets	1,827	2,076
Non-current portion of derivative instruments	580	470
Operating lease right-of-use assets	4,275	4,313
Finance lease right-of-use assets	17	36
Related party receivable	10,148	10,138
Other assets	11,229	9,897
Total assets	$354,689	$350,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,323	$7,916
Accrued liabilities	12,127	12,789
Income tax payable	—	313
Current portion of operating lease liability	447	420
Current portion of finance lease liability	7	26
Current portion of long-term debt	8,878	7,886
Total current liabilities	$33,782	$29,350
Long-term debt, less current portion	$52,651	$55,614
Non-current portion of operating lease liability	4,056	4,133
Non-current portion of finance lease liability	9	10
Asset retirement obligations	6,001	5,900
Other liabilities	3,860	4,992

Total liabilities	$100,359	$99,999

Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value, authorized 690,000,000 shares; 143,732,811 shares issued at March 31, 2024 and December 31, 2023; 141,986,189 shares outstanding at March 31, 2024 and December 31, 2023	1,420	1,420
Treasury stock, at cost, 984,762 shares March 31, 2024 and December 31, 2023	(11,173)	(11,173)
Additional paid-in capital	216,619	214,378
Retained earnings	47,464	45,614
Total stockholders' equity	254,330	250,239
Total liabilities and stockholders' equity	$354,689	$350,238

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share data):

	for the three months ended March 31,
	2024	2023
Total operating revenues	$38,787	$19,154

Operating expenses:
Operating and maintenance expenses	14,451	14,182
General and administrative expenses	9,427	9,475
Royalties, transportation, gathering and production fuel	6,518	3,933
Depreciation, depletion and amortization	5,434	5,196
Impairment loss	528	451
Transaction costs	61	83
Total operating expenses	$36,419	$33,320
Operating income (loss)	$2,368	$(14,166)

Other expenses (income):
Interest expense	$1,165	$1,675
Other (income) expense	(1,060)	7
Total other expenses	$105	$1,682
Income (loss) before income taxes	$2,263	$(15,848)

Income tax expense (benefit)	413	(12,060)
Net income (loss)	$1,850	$(3,788)

Income (loss) per share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Weighted-average common shares outstanding:
Basic	141,986,189	141,633,417
Diluted	142,369,219	141,633,417

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data):

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total equity
Balance at December 31, 2022	141,633,417	$1,416	971,306	$(11,051)	$206,060	$30,666	$227,091
Net loss	—	—	—	—	—	(3,788)	(3,788)
Stock-based compensation	—	—	—	—	1,770	—	1,770
Balance at March 31, 2023	141,633,417	$1,416	971,306	$(11,051)	$207,830	$26,878	$225,073

Balance at December 31, 2023	141,986,189	$1,420	984,762	$(11,173)	$214,378	$45,614	$250,239
Net income	—	—	—	—	—	1,850	1,850
Stock-based compensation	—	—	—	—	2,241	—	2,241
Balance at March 31, 2024	141,986,189	$1,420	984,762	$(11,173)	$216,619	$47,464	$254,330

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands):

	for the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,850	$(3,788)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,434	5,196
Provision (benefit) for deferred income taxes	249	(13,033)
Stock-based compensation	2,241	1,770
Derivative mark-to-market adjustments and settlements	(91)	396
Net loss on sale of assets	22	37
(Decrease) increase in earn-out liability	(849)	214
Accretion of asset retirement obligations	108	100
Liabilities associated with properties sold	(225)	—
Amortization of debt issuance costs	90	93
Impairment loss	528	451
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	1,639	1,033
Accounts payable and other accrued expenses	3,296	(4,307)
Net cash provided by (used in) operating activities	$14,292	$(11,838)
Cash flows from investing activities:
Capital expenditures	$(21,986)	$(13,278)
Asset acquisition	(820)	—
Cash collateral deposits, net	20	—
Net cash used in investing activities	$(22,786)	$(13,278)
Cash flows from financing activities:
Repayments of long-term debt	$(2,000)	$(2,000)
Finance lease payments	(20)	(18)
Net cash used in financing activities	$(2,020)	$(2,018)
Net decrease in cash and cash equivalents and restricted cash	$(10,514)	$(27,134)
Cash and cash equivalents and restricted cash at beginning of period	$74,242	$105,606
Cash and cash equivalents and restricted cash at end of period	$63,728	$78,472
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$63,277	$78,043
Restricted cash and cash equivalents - current	8	22
Restricted cash and cash equivalents - non-current	443	407
	$63,728	$78,472

Supplemental cash flow information:
Cash paid for interest	$1,237	$1,211
Cash paid for income taxes	574	63
Accrual for purchase of property, plant and equipment included in accounts payable and accrued liabilities	7,492	2,995

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per-share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS

Operations and organization

Montauk Renewables’ Business

Montauk Renewables, Inc. (the “Company” or “Montauk Renewables”) is a renewable energy company specializing in the management, recovery and conversion of biogas into Renewable Natural Gas (“RNG”). The Company captures methane, preventing it from being released into the atmosphere, and converts it into either RNG or electrical power for the electrical grid (“Renewable Electricity”). The Company, headquartered in Pittsburgh, Pennsylvania, has more than 30 years of experience in the development, operation and management of landfill methane-fueled renewable energy projects. The Company has current operations at 14 operating projects located in California, Idaho, Ohio, Oklahoma, Pennsylvania, North Carolina, South Carolina and Texas. The Company sells RNG and Renewable Electricity, taking advantage of Environmental Attribute premiums available under federal and state policies that incentivize their use.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 (the “2023 Annual Report”). The results of operations for the three months ended March 31, 2024 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2023, has been derived from the audited financial statements as of that date. For further information, refer to the Company’s audited financial statements and notes thereto included for the year ended December 31, 2023 in the 2023 Annual Report.

Segment Reporting

The Company reports segment information in three segments: RNG, Renewable Electricity Generation and Corporate. This is consistent with the internal reporting provided to the chief operating decision maker who evaluates operating results and performance. The aforementioned business services and offerings described in Note 1 are grouped and defined by management as two distinct operating segments: RNG and Renewable Electricity Generation. The Corporate segment primarily consists of general and administrative expenses not allocated to RNG and Renewable Electricity Generation. Below is a description of the Company’s segments and other activities.

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

NOTE 3 – ASSET IMPAIRMENT

The Company recorded an impairment loss of $528 and $451 for the three months ended March 31, 2024 and 2023, respectively. On February 18, 2024, for one of its REG sites, the Company entered into a bill of sale, assignment and assumption agreement to sell its rights to the existing fuel supply agreement and property back to the site host in advance of the fuel supply agreement termination date and received $1,000 in proceeds. The effective date of the sale, assignment and assumption agreement is October 1, 2024. The Company elected to cease operations prior to the assignment date and consequently the remaining book value of long lived assets and intangibles were impaired for $312. The remaining $216 impairment was for various RNG equipment that was deemed obsolete or inoperable for current operations. The first quarter 2023 impairment was for a feedstock processing machine component at an RNG site that was not in operational use.

NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company’s revenues are comprised of renewable energy and related Environmental attribute sales provided under short and medium term contracts with its customers. All revenue is recognized when (or as) the Company satisfies its performance obligation(s)

under the contract (either implicit or explicit) by transferring the promised product or service to its customer either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The Company allocates the contract’s transaction price to each performance obligation using the product’s observable market standalone selling price for each distinct product in the contract.

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

The Company’s performance obligations related to the sale of renewable energy (i.e. RNG and Renewable Electricity) are generally satisfied over time. Revenue related to the sale of renewable energy is generally recognized over time using an output based upon the product quantity delivered to the customer. This measure is used to best depict the Company’s performance to date under the terms of the contract. Revenue from products transferred to customers over time accounted for approximately 26% and 55% of revenue for the three months ended March 31, 2024 and 2023, respectively.

The nature of the Company’s contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of the Company’s influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the contracts is considered fully constrained.

The Company’s performance obligations related to the sale of Environmental Attributes are generally satisfied at a point in time and were approximately 74% and 45% of revenue for the three months ended March 31, 2024 and 2023. The Company recognizes Environmental Attribute revenue at the point in time in which the customer obtains control of the Environmental Attributes, which is generally when the title of the Environmental Attribute passes to the customer upon delivery. In limited cases, title does not transfer to the customer and revenue is not recognized until the customer has accepted the Environmental Attributes.

The following tables display the Company’s disaggregated revenue by major source based on product type and timing of transfer of goods and services for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$349	$7,186	$7,535
Natural gas environmental attributes	26,332	—	26,332
Electric commodity	—	3,031	3,031
Electric environmental attributes	1,889	—	1,889
	$28,570	$10,217	$38,787
Operating segment:
RNG	$26,681	$7,186	$33,867
REG	1,889	3,031	4,920
	$28,570	$10,217	$38,787

	Three months ended March 31, 2023
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$204	$7,877	$8,081
Natural gas environmental attributes	6,644	—	6,644
Electric commodity	—	2,621	2,621
Electric environmental attributes	1,808	—	1,808
	$8,656	$10,498	$19,154
Operating segment:
RNG	$6,848	$7,877	$14,725
REG	1,808	2,621	4,429
	$8,656	$10,498	$19,154

Practical expedients and remaining performance obligations

The Company recognizes the sale of natural gas and electric commodities using the right to invoice practical expedient. The Company determined that the revenues recognized as of period end correspond directly with the value transferred to customers and the Company's satisfaction of the performance obligations to date. Furthermore, with the application of the right to invoice practical expedient and in consideration that contracts related to future environmental attributes sales do not exceed one year, there are no remaining unsatisfied or partially satisfied performance obligations as of March 31, 2024 and December 31, 2023, respectively.

NOTE 5 – ACCOUNTS AND OTHER RECEIVABLES

The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the consolidated statements of operations. No reserve expense was recorded for the three months ended March 31, 2024 and 2023.

Accounts and other receivables consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accounts receivables	$9,431	$12,557
Other receivables	164	148
Reimbursable expenses	74	47
Accounts and other receivables, net	$9,669	$12,752

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Land	$1,568	$748
Buildings and improvements	36,314	30,329
Machinery and equipment	270,112	255,421
Gas mineral rights	35,526	35,526
Construction work in progress	67,113	67,747
Total	$410,633	$389,771
Less: Accumulated depreciation and amortization	(179,260)	(175,482)
Property, plant & equipment, net	$231,373	$214,289

Depreciation expense for property plant and equipment was $5,081 and $4,807 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for gas mineral rights was $91 and $128 for the three months ended March 31, 2024 and 2023, respectively.

In February 2024, the Company completed an Asset acquisition with a privately-held entity. The Company paid $820 for land located in North Carolina. The Asset acquisition was accounted for as an asset purchase in accordance with ASC 805, Business Combinations, and the purchase price has been allocated all to land within Property, plant and equipment, net on the Company's Consolidated Balance Sheet.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	328	329
Total intangible assets with indefinite lives:	$328	$329
Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $4,032 and $3,847	$14,401	$14,584
Customer contracts, net of accumulated amortization of $17,295 and $17,254	3,389	3,448
Total intangible assets with finite lives:	$17,790	$18,032
Total Goodwill and Intangible assets	$18,178	$18,421

As of March 31, 2024, the weighted average remaining useful life for both customer contracts and interconnections were 15 years. Amortization expense was $243 for both the three months ended March 31, 2024 and 2023.

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

The $218 change in estimates for the three months ended March 31, 2024 were due to RNG fuel supply agreement extensions and an RNG project that necessitated reassessments. The $225 decrease in the liability was due to an REG site sale as described in Note 3.

The following table summarizes the activity associated with asset retirement obligations of the Company as of March 31, 2024 and December 31, 2023:

	Three months ended March 31,	Year ended December 31,
	2024	2023
Asset retirement obligations—beginning of period	$5,900	$5,493
Accretion expense	108	407
Changes in estimate	218	—
Liabilities associated with properties sold	(225)	—
Asset retirement obligations—end of period	$6,001	$5,900

NOTE 9 – DERIVATIVE INSTRUMENTS

To mitigate market risk associated with fluctuations in interest rates, the Company utilizes swap contracts under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the Company had the following realized and unrealized gains and losses in the consolidated statements of operations for the three months ended March 31, 2024 and 2023:

		Three months ended March 31,
Derivative Instrument	Location	2024	2023
Interest rate swaps	Interest expense	91	(396)
Net gain (loss)		$91	$(396)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of March 31, 2024 and December 31, 2023, set forth by level, within the fair value hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,346	$—	$1,346
Asset retirement obligations	—	—	(6,001)	(6,001)
Pico earn-out liability	—	—	(4,260)	(4,260)
	$—	$1,346	$(10,261)	$(8,915)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,255	$—	$1,255
Asset retirement obligations	—	—	(5,900)	(5,900)
Pico earn-out liability	—	—	(5,109)	(5,109)
	$—	$1,255	$(11,009)	$(9,754)

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

A summary of change in the fair value of the Company’s Level 3 instrument, attributable to asset retirement obligations, for the three months ended March 31, 2024 and the year ended December 31, 2023 is included in Note 8. The Company’s earn-out fair value liability at its Idaho digester site is determined by calculating the estimated present value of the future obligation. The present value is assessed quarterly and is based on macro-economic factors such as inflation and risk free US Treasury rates. Company specific estimates utilized include current and future interest rates, digester inlet gas flow and projected EBITDA. A weighted average probability approach is utilized for the variables discussed above. The earn-out is classified as a Level 3 financial instrument and changes in the balance are recorded in Accrued liabilities and Other liabilities within the Consolidated Balance Sheets and in the Royalties, transportation, gathering and production fuel within the Consolidated Statements of Operations. Interest rate swap derivatives are classified as Level 2 financial instruments and are valued utilizing quoted forward Bloomberg Short-Term Bank Yield Index Rates. In addition, certain assets are measured at fair value on a non-recurring basis when an indicator of impairment is identified and the assets’ fair values are determined to be less than its carrying value. See Note 3 for additional information.

NOTE 11 – ACCRUED LIABILITIES

The Company’s accrued liabilities consists of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accrued expenses	$2,285	$3,983
Payroll and related benefits	1,940	2,355
Royalty	5,673	3,897
Utility	1,394	1,653
Accrued interest	764	827
Other	71	74
Accrued liabilities	$12,127	$12,789

NOTE 12 – DEBT

The Company’s debt consists of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Term loans	$62,000	$64,000
Less: current principal maturities	(9,000)	(8,000)
Less: debt issuance costs (on long-term debt)	(349)	(386)
Long-term debt	$52,651	$55,614
Current portion of long-term debt	8,878	7,886
Total debt	$61,529	$63,500

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

The Company accounted for the Fourth Amendment as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense was $90 and $93 for the three months ended March 31, 2024 and 2023, respectively, and was recorded within interest expense on the consolidated statement of operations.

As of March 31, 2024, $62,000 was outstanding under the term loan. In addition, the Company had $2,505 of outstanding letters of credit as of March 31, 2024. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of March 31, 2024, the Company’s capacity available for borrowing under the revolving credit facility was $117,495. Borrowings of the term loans and revolving credit facility bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin. Interest rates as of March 31, 2024 and December 31, 2023 were 6.18% and 6.11%, respectively.

As of March 31, 2024, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

NOTE 13 – INCOME TAXES

The Company’s provision for income taxes in interim periods is typically computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. For the three months ended March 31, 2024, the Company utilized an estimated effective tax rate.

	Three months ended
	March 31, 2024	March 31, 2023
Expense (benefit) provision for income taxes	$413	$(12,060)
Effective tax rate	18%	76%

The effective tax rate of 18% for the three months ended March 31, 2024 was lower than the rate for the three months ended March 31, 2023 of 76% primarily due to reported pre-tax income for the three months ended March 31, 2024 and a reported pre-tax loss for the three months ended March 31, 2023.

Income tax expense for the three months ended March 31, 2024 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustment for production tax credits.

NOTE 14 – SHARE-BASED COMPENSATION

The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified stock options, restricted stock units and restricted share awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted share awards, the officers of the Company made elections under Section 83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports restricted shares and restricted stock units when vested and in the case of options, when such awards are settled in the Company’s common stock. Stock compensation expense related to these awards was $357 and $543 for the three months ended March 31, 2024 and March 31, 2023, respectively.

In connection with a May 2021 asset acquisition, 1,250,000 restricted share awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with such acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and will only be subject to time-based vesting requirements over a five-year period. The awards were revalued at $15,500. Stock compensation expense related to the two awards was $1,227 for both the three months ended March 31, 2024 and 2023.

In April 2023, the board of directors of the Company approved the grant of non-qualified stock options to the executive officers of the Company, which vest ratably over a period of three to five years. In September 2023, the board of directors approved the grant of non-qualified stock options to a new executive officer of the Company, which vest ratably over a period of three to five years. Stock compensation expense related to these awards was $657 for the three months ended March 31, 2024.

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

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as of March 31, 2024 and March 31, 2023, respectively:

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2023	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Beginning of period - January 1, 2024	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Granted	—	—	10,000	6.48	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
End of period - Balance at March 31, 2024	1,638,678	$11.91	160,000	$9.87	2,325,000	$7.04

End of period - December 31, 2022	2,028,301	$11.80	280,000	$10.13	—	$—
Beginning of period - January 1, 2023	2,028,301	$11.80	280,000	$10.13	—	$—
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	(80,000)	10.23	—	—
End of period - March 31, 2023	2,028,301	$11.80	200,000	$10.09	—	$—

As of March 31, 2024 none of the 950,214 vested options have been exercised. Unrecognized MRI EICP compensation expense for awards the Company expects to vest as of March 31, 2024, was $15,981 and will be recognized over approximately 5 years.

NOTE 15 – DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $221 and $143 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 16 – RELATED PARTY TRANSACTIONS

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Initial Promissory Note”) with Montauk Holdings Limited (“MNK”). MNK is currently an affiliate of the Company and certain of the Company’s directors are also directors and executive officers of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000 to MNK for MNK to pay its dividend's tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). On February 22, 2021, the Company and MNK entered into an Amended and Restated Promissory Note (the “Amended Promissory Note”) to increase the principal amount of the loan to a total of $7,140, in the aggregate, on December 22, 2021 entered into the Second Amended and Restated Loan Agreement and Secured Promissory Note (the “Second Amended Promissory Note”) to increase the principal amount of the loan to a total of $8,940, in the aggregate, and on December 22, 2022 entered into the First Amendment of the Second Amended and Restated Loan Agreement and Secured Promissory Note (the “First Amendment of Second Amended Promissory Note”) to amend the maturity date to June 30, 2023, and on June 21, 2023 entered into the Third Amended and Restated Loan Agreement and Secured Promissory Note (the "Third Amended and Restated Loan Agreement and Secured Promissory Note") to increase the principal amount of the loan to a total of $10,040, in the aggregate and extend the maturity date of the loan to December 31, 2023 and on December 27, 2023 entered into the Fourth Amended and Restated Loan Agreement and Secured Promissory Note to extend the maturity date of the loan to December 31, 2033, each in accordance with the Company’s obligations set forth in the transaction implementation agreement entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021. The Third Amended and Restated Loan Agreement and Secured Promissory Note increased the security interest of the Company from 800,000 shares of the common stock of the Company to 976,623 shares of the Company owned by MNK. MNK is required to use the proceeds of any such sale of the shares to repay the note. The Amended Promissory Note has default provisions where MNK will deliver any unsold shares of the Company back to the Company to satisfy repayment of the note.

Under applicable guidance for variable interest entities in ASC 810, Consolidation, the Company determined that MNK is a variable interest entity. The Company concluded that it is not the primary beneficiary of the variable interest entity, as the Company does not have a controlling financial interest and does not have the power to direct the activities that most significantly impact the economic performance of MNK. Accordingly, the Company concluded that presentation of the Amended Promissory Note as a related party receivable remains appropriate. The maximum exposure to loss is limited to the Promissory Note principal and accrued interest, which totaled $10,148 and $10,138 as of March 31, 2024 and December 31, 2023, respectively.

MNK was delisted from the JSE on January 26, 2021. The MNK Board of Directors and Shareholders held its annual general meeting in March 2023 and voted to take MNK private.

Related Party Reimbursements

Periodically the Company will reimburse MNK and HCI Managerial Services Proprietary Limited, the administrator for the Company’s secondarily listed Johannesburg Stock Exchange trading symbol, for expenses incurred on behalf of the Company. Amounts reimbursed were $3 and $59 for the three months ended March 31, 2024 and 2023, respectively. $35 and $11 were owed as of March 31, 2024 and December 31, 2023, respectively.

NOTE 17 – SEGMENT INFORMATION

The Company’s operating segments for the three months ended March 31, 2024 and 2023 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity plants. The corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s condensed consolidated financial statements. The following tables are consistent with the manner in which the chief operating decision maker evaluates the performance of each segment and allocates the Company’s resources. In the following tables, “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	For the three months ended March 31, 2024
	RNG	REG	Corporate	Total
Total revenue	$33,988	$4,799	$—	$38,787
Net income (loss)	11,558	1,387	(11,095)	1,850
EBITDA	15,634	2,685	(9,457)	8,862
Adjusted EBITDA (1)	15,872	2,997	(9,396)	9,473
Total assets	181,150	87,071	86,468	354,689
Capital expenditures	9,041	12,826	119	21,986

(1)
First quarter of 2024 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended March 31, 2024:

	For the three months ended March 31, 2024
	RNG	REG	Corporate	Total
Net income (loss)	$11,558	$1,387	$(11,095)	$1,850
Depreciation, depletion and amortization	4,076	1,297	61	5,434
Interest expense	—	1	1,164	1,165
Income tax expense	—	—	413	413
EBITDA	$15,634	$2,685	$(9,457)	$8,862
Impairment loss	216	312	—	528
Net loss on sale of assets	22	—	—	22
Transaction costs	—	—	61	61
Adjusted EBITDA	$15,872	$2,997	$(9,396)	$9,473

	For the three months ended March 31, 2023
	RNG	REG	Corporate	Total
Total revenue	$14,785	$4,369	$—	$19,154
Net income (loss)	(4,340)	(265)	817	(3,788)
EBITDA	(493)	1,022	(9,506)	(8,977)
Adjusted EBITDA (2)	(5)	1,022	(9,423)	(8,406)
Total assets	156,750	54,846	112,741	324,337
Capital expenditures	10,241	3,031	6	13,278

(2) First quarter of 2023 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended March 31, 2023:

	For the three months ended March 31, 2023
	RNG	REG	Corporate	Total
Net income (loss)	$(4,340)	$(265)	$817	$(3,788)
Depreciation, depletion and amortization	3,847	1,287	62	5,196
Interest expense	—	—	1,675	1,675
Income tax benefit	—	—	(12,060)	(12,060)
EBITDA	$(493)	$1,022	$(9,506)	$(8,977)
Impairment loss	451	—	—	451
Net loss on sale of assets	37	—	—	37
Transaction costs	—	—	83	83
Adjusted EBITDA	$(5)	$1,022	$(9,423)	$(8,406)

For both the three months ended March 31, 2024 and 2023, four customers made up greater than 10% of total revenues.

	For the three months ended March 31, 2024
	RNG	REG	Corporate	Total
Customer A	40.6%	—	—	40.6%
Customer B	12.8%	—	—	12.8%
Customer C	12.8%	—	—	12.8%
Customer D	—	10.9%	—	10.9%

	For the three months ended March 31, 2023
	RNG	REG	Corporate	Total
Customer A	—	21.0%	—	21.0%
Customer B	19.8%	—	—	19.8%
Customer C	17.3%	—	—	17.3%
Customer D	10.5%	—	—	10.5%

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

The Company also leases safety equipment for the various operational sites in the United States. The term of certain equipment exceeds twelve months and is accordingly classified as a finance lease under ASC 842. These finance leases expire in 2024 and were entered into in order to provide a safe work environment for operational employees.

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

Supplemental information related to operating lease arrangements was as follows:

	For the three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$178	$86
Weighted average remaining lease term (in years)	5.21	5.92
Weighted average discount rate	5.00%	5.00%

Future minimum operating lease payments are as follows:

Year Ending
2024	$611
2025	649
2026	598
2027	608
2028	594
Thereafter	2,714
Imputed interest	(1,271)
Total	$4,503

Supplemental information related to finance lease arrangements was as follows:

	For the three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of financing lease liabilities	$20	$19
Weighted average remaining lease term (in years)	6.09	1.14
Weighted average discount rate	5.00%	5.00%

Future minimum finance lease payments are as follows:

Year Ending
2024	$7
2025	1
2026	1
2027	1
2028	1
Thereafter	10
Imputed interest	(5)
Total	$16

NOTE 19 – INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share was computed using the following common share data for the three months ended March 31, 2024 and 2023, respectively:

	For the three months ended March 31,
	2024	2023
Net income (loss)	$1,850	$(3,788)
Basic weighted-average shares outstanding	141,986,189	141,633,417
Dilutive effect of share-based awards	383,030	—
Diluted weighted-average shares outstanding	142,369,219	141,633,417
Basic income (loss) per share	$0.01	$(0.03)
Diluted income (loss) per share	$0.01	$(0.03)

As a result of incurring a net loss for the three months ended March 31, 2023, potential common shares 616,496 were excluded from diluted loss per share because the effect would have been antidilutive.

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

Contingencies

The Company, from time to time, may be involved in litigation. At March 31, 2024, management does not believe there are any matters outstanding that would have a material adverse effect on the Company’s financial position or results of operations.

NOTE 21 – SUBSEQUENT EVENTS

The Company evaluated its March 31, 2024 condensed consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Throughout this section, dollar amounts and production volumes are expressed in thousands, except for per share amounts, MMBtu, MWh, and RIN pricing amounts and unless otherwise indicated.

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A.–Risk Factors” of our 2023 Annual Report and elsewhere in this report.

Overview

Montauk Renewables is a renewable energy company specializing in the recovery and processing of biogas from landfills and other non-fossil fuel sources for beneficial use as a replacement to fossil fuels. We develop, own, and operate RNG projects, using proven technologies that supply RNG into the transportation industry and use RNG to produce Renewable Electricity. We are one of the largest U.S. producers of RNG, having participated in the industry for over 30 years. We established our operating portfolio of 12 RNG and two Renewable Electricity projects through self-development, partnerships, and acquisitions that span eight states.

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

Recent Developments

RINs Generated but Unsold

Our profitability is highly dependent on the market price of Environmental Attributes, including the market price for RINs. As we self-market a significant portion of our RINs, a decision not to commit to transfer available RINs during a period will impact our revenue and operating profit. We made a strategic determination to not transfer all available D3 RINs generated and available for transfer during the first quarter of 2024. As a result, we have approximately 3,351 RINs in inventory from 2024 RNG production but we sold all of our RINs generated and available for sale from our 2023 RNG production in the first quarter of 2024. We have not entered into commitments to transfer these RINs from 2024 production in inventory nor have we entered into agreements to transfer future RINs generated from forecasted future production. The average D3 RIN index price for the first quarter of 2024 was approximately $3.12.

Capital Development Summary

The following summarizes our ongoing development growth plans expected capacity contribution, anticipated commencement of operations, and capital expenditure estimate, respectively excluding Montauk Ag Renewables Development Project:

Development Opportunity	Estimated Capacity Contribution (MMBtu/day)	Anticipated Commencement Date	Estimated Capital Expenditure
Second Apex RNG Facility	2,100	2025 first quarter	$25,000-$35,000
Blue Granite RNG Facility	900	2026	$25,000-$35,000
Bowerman RNG Facility	3,600	2026	$85,000-$95,000
European Energy Facility	N/A	2027	Up to $15,000/facility

Pico Digestion Capacity Increase

During the first quarter of 2024, we successfully commissioned the last expansion of our digestion capacity which is necessary to process the final tranche of anticipated increased feedstock expected to be received in 2025. However, we are processing all current feedstock and continue to expect to ramp up production through the second quarter of 2024. With the increased digestion capacity, we produced approximately 39% more MMBtu during the first quarter of 2024 as compared to the first quarter of 2023. We still anticipate that our dairy host will deliver the final increase in feedstock volumes in 2025, at which point we will make the final contractual payment to the dairy host.

Second Apex RNG Facility

In 2022, we announced the planned construction of a second RNG processing facility at the Apex landfill. Currently, the landfill host is providing biogas feedstock in excess of our existing processing capacity, therefore triggering the addition of a second facility based on our existing fuel supply agreement. As the landfill host continues to increase waste intake, we believe that the additional 2,100 MMBtu per day of production capacity will allow us to process the currently forecasted increase in biogas feedstock volumes. While the landfill host continues to increase waste intake, we expect there could be a period where we have excess available capacity after the second facility is commissioned. We continue to incur capital expenditures for this project and currently expect commercial operations in the first quarter of 2025. We do not expect a material operational production impact in 2024 based on the commissioning of the second facility.

Blue Granite RNG Project

In 2023, we announced the planned entrance into South Carolina with the development of a new landfill gas-to-RNG facility. The planned project is expected to contribute approximately 900 MMBtu per day of production capacity upon commissioning. We continue to design and plan for the development and location of the facility as we continue to incur capital expenditures. We continue to review various alternatives related to interconnection opportunities as part of our considerations for offtake options with the understanding those alternatives may differ from initial development project assumptions. We expect the utility interconnection initially included in our development assumptions to accept the production from this facility but will require other upgrades not impacting our interconnection. However, these upgrades have delayed our expectation of commissioning of the facility into 2026. Our pace of capital deployment for this project will match the expected timing related to the utility interconnection.

Bowerman RNG Project

In 2023, we announced a planned development of a renewable natural gas landfill project in Irvine, CA at the Frank R. Bowerman Landfill. The project is anticipated to process the large and growing volumes of biogas in excess of the existing capacity of the REG facility. We continue to target commissioning in 2026, we continue to expect the capital investment to range between $85,000 - $95,000, which is anticipated to have production nameplate capacity of approximately 3,600 MMBtu per day, assuming currently forecasted biogas feedstock volumes that are projected to be available from the host landfill at the time of commissioning. We continue to incur capital expenditures for this project.

Montauk Ag Renewables Acquisition

In 2021, through a wholly-owned subsidiary Montauk Ag Renewables, we completed an asset purchase related to developing technology to recover residual natural resources from the waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes in order to produce high quality renewable natural gas to generate electricity, North Carolina swine RECs, and micronutrient organic fertilizer alternatives (the “Montauk Ag Renewables Acquisition”).

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

We continue to engage with regulatory agencies in North Carolina to confirm that power generation from swine waste will be eligible for Renewable Energy Credits under North Carolina’s Renewable Energy Portfolio Standards in anticipation of commercial production. In early 2024, we received notification from the North Carolina Utilities Commission that the Turkey, NC location was approved for a New Renewables Energy Facility ("NREF") designation and Certificate of Public Convenience and Necessity. In the first quarter of 2024, we submitted an amendment to our NREF application and expect a decision on the NREF designation in 2024. Obtaining this designation could have an impact on the timing of utility infrastructure at the location. We signed a receipt interconnection agreement with Piedmont Natural Gas for the Turkey, NC location. This agreement is structured to coincide with the development timeline at the Turkey, NC location.

In April 2024, we signed our second feedstock supply agreement which includes our ability to access more than twice the hog spaces we are currently contracted for at our future discretion. When added to the first feedstock supply agreement signed in December 2023, we believe we are on pace to target the 120 thousand hog spaces which will provide sufficient feedstock under our Duke Energy REC agreement signed in July 2023. We also believe these agreements are strategic because they will allow us to bring additional hog spaces under contract as we commission our first phase of development for Montauk Ag Renewables.

These feedstock supply agreements have allowed us to continue to refine our expected feedstock collection process. This process will involve installing equipment on the farms under agreements to collect feedstock and process the waste through multiple phases of solids concentration at both the farm and our Turkey, NC location.

In connection with the build-out of the Turkey, NC processing facility, we believe that we have substantially completed the engineering of the reactors to be installed. We have placed orders for significant components related to the construction of the reactors, certain electrical componentry, and expect to enter into an engineering, procurement, and construction contract during the second quarter of 2024 to enable us to meet our commissioning schedule.

We expect to have the first of the eight processing lines operational in the second quarter of 2024 and, we are currently planning for a rolling commissioning schedule for the remaining processing lines beginning in the second half of 2024 through the second half of 2025. We expect to begin generating revenues in 2025 and have sufficient capacity to satisfy the Duke REC agreement upon final commissioning during the second half of 2025.

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

Carbon Dioxide Beneficial Use Opportunity

In February 2024, we signed a contract for the delivery of 140 thousand tons per year of biogenic carbon dioxide (“CO2”) from our four Texas facilities. We intend to capture, clean and liquefy CO2 at select Texas facilities, at which point it will be transported to EE North America (“EENA”), a Texas-based e-methanol facility. The delivery term is expected to last at least 15 years and we continue to expect first delivery to begin in 2027. We continue to anticipate commissioning to begin in 2027 and we continue to expect the capital investment to be approximately $15,000 per facility with anticipating spend beginning second half of 2024, though we have not yet committed capital to this project.

REG Facility Sale

In February 2024, we reached an agreement with the site host to sell the gas rights ahead of the fuel supply expiration of one of our existing REG operating facilities. We received proceeds of $1,000 and no longer have obligations to decommission or remove any machinery or equipment at the site. The proceeds received were in excess of the carrying value of the site. The PPA at this site expires during 2024 at which time we estimated that the revenues from this site would significantly decrease adversely impacting this sites future cash flows from operations. The effective date of the sale is October 1, 2024. We ceased operations at this site due to a utility interconnection upgrade that is not compatible with the existing operations and recorded an impairment charge of approximately $312. In connection with the sale, we secured fuel supply agreement amendments to extend the terms of our existing RNG operating facilities, Atascocita and Coastal Plains.

Key Trends

Market Trends Affecting the Renewable Fuel Market

We believe rising demand for RNG is attributable to a variety of factors, including growing public support for renewable energy, U.S. governmental actions to increase energy independence, environmental concerns increasing demand for natural gas powered vehicles, job creation, and increasing investment in the renewable energy sector.

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

Factors Affecting Our Future Operating Results:

Conversion of Electricity Projects to RNG Projects:

We 'll continue to evaluate opportunities to convert our remaining facility from Renewable Electricity to RNG production. These opportunities tend to be most attractive for any merchant electricity facilities given the favorable economics for the sale of RNG plus RINs relative to the sale of market rate electricity plus RECs. This strategy has been an increasingly attractive avenue for growth since 2014 when RNG from landfills became eligible for D3 RINs. However, during the conversion of a project, there is a gap in production while the electricity project is offline until it commences operation as an RNG facility, which can adversely affect us. This timing effect may adversely affect our operating results as a result of our potential conversion of Renewable Electricity projects. Upon completion of a conversion, we expect that the increase in revenue upon commencement of RNG production will more than offset the loss of revenue from Renewable Electricity production. Historically, we have taken advantage of these opportunities on a gradual basis at our merchant electricity facilities, such as Atascocita and Coastal Plains.

Acquisition and Development Pipeline

The timing and extent of our development pipeline affects our operating results due to:

•
Impact of Higher Selling, General and Administrative Expenses Prior to the Commencement of a Project’s Operation: We incur significant expenses in the development of new RNG projects. Further, the receipt of RINs is delayed, and typically does not commence for a period of four to six months after the commencement of injecting RNG into a pipeline, pending final registration approval of the project by the EPA and then the subsequent completion of a third party quality assurance plan certification. During such time, the RNG is either physically or theoretically stored and later withdrawn from storage to allow for the generation of RINs. Under the Biogas Regulatory Reform Rule, effective July 1, 2024, storage of RNG for future RIN generation prior to receiving EPA registration will not be permitted.
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

In December 2023, CARB released the formal proposal for new LCFS rules. CARB held a public workshop for the proposed rules on April 10, 2024. Final rules are expected for public comment sometime in the third quarter of 2024 with LCFS amendments in first quarter of 2025. The proposed rules will increase the stringency of CI reduction targets from 20% to 30% in 2030 and create a 2045 target of 90%. This reduction would have the potential impact of reducing the number of net credits in the program. The industry may see pricing volatility including potential increase to LCFS credit prices. However, price increases are not anticipated until after 2025. Also in the proposed rules is a phase out of avoided methane crediting for dairy and swine manure pathways by 2040 for CNG usage and through 2045 for RNG used to produce hydrogen. The RNG deliverability/book and claim provisions for out-of-region projects will be eliminated for all projects that break ground after 2030. These projects will be required to demonstrate physical deliverability requirements beginning in 2041.

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

•
Though we collaborate with the landfill host at our Rumpke facility on our gas collection efforts wellfield extraction environmental factors have impacted gas extraction at the site. While the site continues to expand its waste intake and we continue to expand wellfield collection, our volumes could be impacted throughout 2024. Mitigation efforts related to wellfield environmental factors will continue through 2024.
•
The landfill host at our McCarty facility recently changed its wellfield collection system which has contributed to elevated nitrogen in the feedstock received by our facility. Additionally, the landfill host modified the wellfield bifurcation approach which has impacted the quantity of feedstock received at the facility. We are working with the landfill host but continue to have lower volumes of feedstock available to be processed at the McCarty facility.
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
•
General and Administrative Expenses: General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. From time to time, we may be parties to legal proceedings arising in the normal course of business which could increase our legal expenses. We expect increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2024. We also expect increased general and administrative expenses associated with share-based compensation related to the board of directors approval of grants of stock options to the executives of the Company in 2023. The Company accounts for share-based compensation related to grants made through its equity and incentive compensation plan under FASB ASC 718. For more information, see Note 14 to our unaudited condensed consolidated financial statements related to share-based compensation.
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

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

	For the three months ended March 31,			Change
	2024	2023	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$33,988	$14,785	$19,203	129.9%
Renewable Electricity Generation Total Revenues	$4,799	$4,369	$430	9.8%

RNG Metrics
CY RNG production volumes (MMBtu)	1,411	1,352	59	4.4%
Less: Current period RNG volumes under fixed/floor- price contracts	(330)	(304)	(26)	8.6%
Plus: Prior period RNG volumes dispensed in current period	358	368	(10)	(2.7%)
Less: Current period RNG production volumes not dispensed	(384)	(418)	34	(8.1%)
Total RNG volumes available for RIN generation (1)	1,055	998	57	5.7%

RIN Metrics
Current RIN generation ( x 11.727) (2)	12,373	11,700	673	5.8%
Less: Counterparty share (RINs)	(1,241)	(1,224)	(17)	1.4%
Plus: Prior period RINs carried into current period	108	739	(631)	(85.4%)
Less: CY RINs carried into next CY	—	—	—	0.0%
Total RINs available for sale (3)	11,240	11,215	25	0.2%
Less: RINs sold	(7,889)	(2,949)	(4,940)	167.5%
RIN Inventory	3,351	8,266	(4,915)	(59.5%)
RNG Inventory (volumes not dispensed for RINs) (4)	384	418	(34)	(8.1%)
Average Realized RIN price	$3.25	$2.01	$1.24	61.7%

Operating Expenses
Renewable Natural Gas Operating Expenses	$18,138	$14,808	$3,330	22.5%
Operating Expenses per MMBtu (actual)	$12.85	$10.95	$1.90	17.4%

REG Operating Expenses	$2,813	$3,328	$(515)	(15.5%)
$/MWh (actual)	$52.11	$72.35	$(20.24)	(28.0%)

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	54	46	8	17.4%
Average Realized Price $/MWh (actual)	$88.87	$94.98	$(6.11)	(6.4%)

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
(4)
Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income (loss) for the periods set forth below:

	For the three months ended March 31,			Change
	2024	2023	Change	%
Total operating revenues	$38,787	$19,154	$19,633	102.5%
Operating expenses:
Operating and maintenance expenses	14,451	14,182	269	1.9%
General and administrative expenses	9,427	9,475	(48)	(0.5)%
Royalties, transportation, gathering and production fuel	6,518	3,933	2,585	65.7%
Depreciation, depletion and amortization	5,434	5,196	238	4.6%
Impairment loss	528	451	77	17.1%
Transaction costs	61	83	(22)	(26.5)%
Total operating expenses	36,419	33,320	3,099	9.3%
Operating income (loss)	$2,368	$(14,166)	$16,534	(116.7)%
Other expenses:	105	1,682	(1,577)	(93.8)%
Income (loss) before income taxes:	2,263	(15,848)	18,111	(114.3)%
Income tax expense (benefit)	413	(12,060)	12,473	(103.4)%
Net income (loss)	$1,850	$(3,788)	$5,638	(148.8)%

Revenues for the Three Months Ended March 31, 2024 and 2023

Total revenues in the first quarter of 2024 were $38,787 an increase of $19,633 (102.5%) compared to $19,154 in the first quarter of 2023. The increase is primarily related to an increase in self-monetized RINs in the first quarter of 2024 compared to the first quarter of 2023 as a result of our strategic decision in the first quarter of 2023 to not self market a significant amount of RINs from 2023 RNG production due to our belief that first quarter of 2023 D3 RIN index volatility was temporary. Of the 7,889 RINs sold in the first quarter of 2024, 4,000 RINs were related to 2024 RNG production. Also contributing to the increase is an increase in Realized RIN pricing of approximately 61.7% during the first quarter of 2024 compared to the first quarter of 2023.

Renewable Natural Gas Revenues

We produced 1,411 MMBtu of RNG during the first quarter of 2024, an increase of 59 MMBtu (4.4%) over the 1,352 MMBtu produced in the first quarter of 2023. Our Coastal facility produced 38 MMBtu more in the first quarter of 2024 compared to the first quarter of 2023 as a result of plant processing equipment improvements and wellfield operational enhancements. Our McCarty facility produced 24 MMBtu more in the first quarter of 2024 as compared to the first quarter of 2023 as a result of wellfield enhancements by our landfill host. Our Galveston facility produced 19 MMBtu more in the first quarter of 2024 compared to the first quarter of 2023 as a result of a temporary reduction of feedstock inlet during modifications to process equipment in the first quarter of 2023. Our Pico facility produced 9 MMBtu more in the first quarter of 2024 compared to the first quarter of 2023 as a result of commissioning our dairy digestion expansion project. Offsetting the improvements was our Rumpke facility which produced 55 MMBtu less in the first quarter of 2024 compared to the first quarter of 2023 as a result of a process equipment failure that occurred during the first quarter of 2024.

Revenues from the Renewable Natural Gas segment in the first quarter of 2024 were $33,988, an increase of $19,203 (129.9%) compared to $14,785 in the first quarter of 2023. Average commodity pricing for natural gas for the first quarter of 2024 was $2.24 per MMBtu, 34.5% lower than the first quarter of 2023. During the first quarter of 2024, we self-monetized 7,889 RINs, representing a 4,940 increase (167.5%) compared to 2,949 in the first quarter of 2023. Average pricing realized on RIN sales during the first quarter of 2024 was $3.25 as compared to $2.01 in the first quarter of 2023, an increase of 61.7%. This compares to the average D3 RIN index price for the first quarter of 2024 of $3.12 as compared to $2.03 in the first quarter of 2023, an increase of approximately 53.7%. At March 31, 2024, we had approximately 384 MMBtu available for RIN generation and we had approximately 3,351 RINs generated and unsold. At March 31, 2023, we had approximately 418 MMBtu available for RIN generation and 8,266 RINs generated and unsold.

Renewable Electricity Generation Revenues

We produced approximately 54 MWh in Renewable Electricity in the first quarter of 2024, an increase of 8 MWh (17.4%) from 46 MWh in the first quarter of 2023. Our Security facility produced approximately 3 MWh more in the first quarter of 2024 compared to the first quarter of 2023 as a result of the completion of prior period engine maintenance. Our Bowerman facility produced approximately 3 MWh more in the first quarter of 2024 compared to the first quarter of 2023 primarily related to the timing of preventative engine maintenance.

Revenues from Renewable Electricity facilities in the first quarter of 2024 were $4,799, an increase of $430 (9.8%) compared to $4,369 in the first quarter of 2023. The increase is primarily driven by the increase in our Security and Bowerman facility production volumes.

In the first quarter of 2024, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 99.8% in the first quarter of 2023. This provides us with certainty of price resulting from our Renewable Electricity sites.

Expenses for the Three Months Ended March 31, 2024 and 2023

General and Administrative Expenses

Total general and administrative expenses were $9,427 for the first quarter of 2024, a decrease of $48 (0.5%) compared to $9,475 for the first quarter of 2023. Employee related costs, including stock-based compensation costs were $5,724 in the first quarter of 2024, an increase of $731 (14.6%) compared to $4,993 in the first quarter of 2023. Our corporate insurance fees increased approximately $167 (12.2%) in the first quarter of 2024 compared to the first quarter of 2023. Our professional fees decreased approximately $1,006 (48.7%) in the first quarter of 2024 compared to the first quarter of 2023.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the first quarter of 2024 were $12,141, an increase of $799 (7.0%) as compared to $11,342 in the first quarter of 2023. Included in our first quarter of 2024 total operating and maintenance expenses for our RNG facilities is utility expense of $3,942 an increase of $103 (2.7%) compared to $3,839 in the first quarter of 2023. Our Rumpke facility operating maintenance expenses increased approximately $668 primarily related to the timing of annual preventative maintenance expenses. Our Atascocita facility operating maintenance expenses increased approximately $533 as a result of utility expense and timing of annual preventative maintenance. Our Pico facility operating and maintenance expenses decreased approximately $313 primarily related to a decrease in utility expense.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities for the first quarter of 2024 were $5,997, an increase of $2,531 (73.0%) compared to $3,466 in the first quarter of 2023. We recorded a reduction to our Pico facility earnout of approximately 16.6% during the first quarter of 2024. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of RNG revenues to 17.6% for the first quarter of 2024 from 23.4% in the first quarter of 2023.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the first quarter of 2024 were $2,292, a decrease of $569 (19.9%) compared to $2,861 in the first quarter of 2023. Our Bowerman facility operating and maintenance expenses decreased approximately $298 which was primarily driven by the timing of annual original equipment manufacturer preventative maintenance expenses. Our Security facility operating and maintenance expenses decreased approximately $303 which was driven by the nonrecurring reversal of our asset retirement obligation liability related to the sale of the site.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first quarter of 2024 were $521, an increase of $54 (11.6%) compared to $467 in the first quarter of 2023. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses increased to 10.9% from 10.7%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the first quarter of 2024 were $6,518, an increase of $2,585 (65.7%) compared to $3,933 in the first quarter of 2023. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the first quarter of 2024 was $5,434, an increase of $238 (4.6%) compared to $5,196 in the first quarter of 2023. The increase is associated with timing of capital investment placed into service in the fourth quarter of 2023 compared to the fourth quarter of 2022.

Impairment loss

We calculated and recorded impairment losses of $528 in the first quarter of 2024, an increase of $77 (17.1%) compared to $451 in the first quarter of 2023. The impairment losses in the first quarter of 2024 primarily relate to the remaining book value of assets due to our decision to cease operations at the Security facility. We also impaired various RNG equipment that was deemed obsolete for current operations. The first quarter of 2023 impairment relates to feedstock processing machine component at an RNG site that was not in operational use.

Other Expenses

Other expenses in the first quarter of 2024 was $105, a decrease of $1,577 (93.8%) compared to $1,682 in the first quarter of 2023. The decrease is primarily related to proceeds received from the sale of gas rights ahead of the fuel supply agreement expiration of our Security facility.

Income Tax Expense

Income tax expense for the three months ended March 31, 2024 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21.0% primarily due to the benefit from production tax credits.

The effective tax rate of 18.2% for the three months ended March 31, 2024 was lower than the rate for the three months ended March 31, 2023 of 76.1% primarily due to the increase in pre-tax income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Operating Income (Loss) for the Three Months Ended March 31, 2024 and 2023

Operating income in the first quarter of 2024 was $2,368, an increase of $16,534 (116.7%) compared to an operating loss of $14,166 in the first quarter of 2023. RNG operating income for the first quarter of 2024 was $11,580, an increase of $15,865 (370.2%) compared to an operating loss of $4,285 in the first quarter of 2023. Renewable Electricity Generation operating income for the first quarter of 2024 was $376, an increase of $623 (252.4%) compared to an operating loss of $247 for the first quarter of 2023.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss), which is the most directly comparable GAAP measure, for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Net income (loss)	$1,850	$(3,788)
Depreciation, depletion and amortization	5,434	5,196
Interest expense	1,165	1,675
Income tax expense (benefit)	413	(12,060)
Consolidated EBITDA	8,862	(8,977)

Impairment loss (1)	528	451
Net loss on sale of assets	22	37
Transaction costs	61	83
Adjusted EBITDA	$9,473	$(8,406)

(1)
We recorded an impairment loss of $528 and $451 for the three months ended March 31, 2024 and 2023, respectively. On February 18, 2024, for one of our REG sites, we entered into a bill of sale, assignment and assumption agreement to sell our rights to the existing fuel supply agreement and property back to the site host in advance of the fuel supply agreement termination date and received $1,000 in proceeds. The effective date of the sale, assignment and assumption agreement is October 1, 2024 We elected to cease operations prior to the assignment date and consequently the remaining book value of long lived assets and intangibles were impaired for $312. The remaining $216 impairment was for various RNG equipment that was deemed obsolete or inoperable for current operations. The first quarter 2023 impairment was for a feedstock processing machine component at an RNG site that was not in operational use.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2024 and March 31, 2023, our cash and cash equivalents, net of restricted cash, was $63,277 and $78,043 respectively. We intend to fund development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.

At March 31, 2024, we had debt before debt issuance costs of $62,000, compared to debt before debt issuance costs of $64,000 at December 31, 2023.

Our debt before issuance costs (in thousands) are as follows:

	March 31, 2024	December 31, 2023
Term loan	$62,000	64,000
Revolving credit facility	—	—
Debt before debt issuance costs	$62,000	$64,000

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

As of March 31, 2024, $62,000 was outstanding under the term loan and we had no outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through 2024, then increases to $3,000 through 2026, with a final payment of $32,000 in late 2026 with an interest rate of 6.18% and 6.11% at March 31, 2024 and December 31, 2023, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).

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

Under the Amended Credit Agreement, we are required to maintain the following ratios:

•
a Total Leverage Ratio (as defined in the Amended Credit Agreement) of not more than 3.25 to 1.00 as of the end of any fiscal quarter from June 30, 2023 through June 29, 2024, and 3.00 to 1.00 as of the end of any fiscal quarter from June 30, 2024 and thereafter; and
•
as of the end of each fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.2 to 1.0.

As of March 31, 2024, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.

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

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2024 capital expenditures to range between $14,000 and $17,000. Our 2024 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, other specific facility improvements, and information technology improvements. Additionally, we currently estimate that our existing 2024 development capital expenditures will range between $135,000 and $150,000. The majority of our 2024 development capital expenditures are related to our ongoing development of Montauk Ag Renewables, the second Apex facility, the Blue Granite RNG project, the Bowerman RNG project, and our EENA CO2 project. Our Amended Credit Agreement provides us with a $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. We are currently in various stages of discussions regarding a variety of strategic growth opportunities. Included amongst these opportunities are: approximately up to six LFG RNG, waste water treatment RNG, and CNG distribution opportunities. If we ultimately enter into definitive agreements for any of these opportunities, we expect to incur material capital expenditures related to either acquisition costs or development costs, or both. As we continue to explore strategic growth opportunities and while we have entered into nonbinding letters of intent for certain of these opportunities, we provide no assurances that our plans related to any or all of these strategic opportunities will progress to definitive agreements. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Amended Credit Agreement would allow us to pursue and close on our identified strategic growth opportunities in addition to the previously discussed non-development and development capital expenditures.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$14,292	$(11,838)
Investing activities	(22,786)	(13,278)
Financing activities	(2,020)	(2,018)
Net decrease in cash and cash equivalents	(10,514)	(27,134)
Restricted cash, end of the period	451	429
Cash and cash equivalents, end of period	63,728	78,472

For the first quarter of 2024, we generated $14,292 of cash provided by operating activities compared to $11,838 of cash used in operating activities in the first quarter of 2023. For the first quarter of 2024, income and adjustments to income from operating activities provided $9,357 compared to income and adjustments to income used $8,565 in first quarter of 2023. Included within income and adjustments to income from operating activities for the first quarter of 2024 was a decrease of $13,282 related to our deferred tax provision adjustment. Working capital and other assets and liabilities provided $4,935 in the first quarter of 2024 compared to working capital and other assets and liabilities using $3,274 in the first quarter of 2023.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. Our capital expenditures for the first three months of 2024 were $21,986, of which $12,010, $4,335, $1,718, $1,548, and $1,279 were related to the Montauk Ag Renewables in North Carolina, second Apex RNG facility, Blue Granite RNG project, Bowerman RNG project, and the ongoing development of the Pico facility digestion capacity increase, respectively. We completed a land acquisition in Turkey, NC for 42 acres during the first quarter of 2024 for $820.

Our net cash flows used in financing activities of $2,020 for the first three months of 2024 increase by $2 compared to cash used in financing activities in the first three months of 2023 of $2,018.

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

The Company has contractual obligations under our debt agreement, including interest payments and principal repayments. See Note 12 in the unaudited condensed consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During the first three months of 2024, we had approximately $2,505 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no draw downs on these outstanding letters of credit. During the first three months of 2023, we did not have off-balance sheet arrangements other than outstanding letters of credit of approximately $4,477.

The Company has contractual obligations involving operating leases. The Company leases office space and other office equipment under operating lease arrangements, expiring in various years through 2033. See Note 18 in the unaudited condensed consolidated financial statements for further information related to the lease obligations.

The Company has other contractual obligations associated with our fuel supply agreements. The expiration of these agreements range between 1-19 years. The minimum royalty and capital obligation associated with these agreements range from $8 to $1,645.

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

Our net deferred tax asset position is a result of fixed assets, intangibles, and tax credit carryforwards. The realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income during the periods in which those temporary differences become deductible, prior to the expiration of the tax attributes. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and forecasting future profitability by tax jurisdiction.

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

Finite-Lived Asset Impairment

In accordance with FASB ASC Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material. We identified discrete events and recorded impairment of $528 and $451 for the three months ended March 31, 2024 and 2023, respectively. See Note 3 in the unaudited condensed consolidated financial statements for further information related to asset impairments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since our disclosure in Quantitative and Qualitative Disclosures About Market Risk included as Item 7A in our 2023 Annual Report.

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

ITEM 1A. RISK FACTORS

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A discussion of our risk factors can be found in Part I, “Item 1A Risk Factors” in our 2023 Annual Report any of which could have a material effect on us.

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

From the closing of the IPO through March 31, 2024, approximately $15.0 million of the net proceeds from the IPO have been used by Montauk for the following: the Montauk Ag Asset Acquisition in May 2021, the purchase of the real-estate and property in October 2021 related to Montauk Ag, and subsequent development activities related to Montauk Ag Renewables. An immaterial amount has been used relating to other possible acquisitions and projects. As of March 31, 2024, all net proceeds were used by the Company.

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

May 9, 2024	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Financial and Accounting Officer)