Form 10-Q
period 2024-06-30
Montauk Renewables, Inc.
filed 2024-08-08
CIK 1826600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of outstanding shares of the registrant’s common stock on August 2, 2024 was 143,613,398 shares.

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
•
“Renewable Electricity” or "REG" refers to electricity generated from renewable sources.
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
•
our ability to renew pathway provider sharing arrangements at historical counterparty share percentages;
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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONTAUK RENEWABLES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data):

	as of June 30,	as of December 31,
ASSETS	2024	2023
Current assets:
Cash and cash equivalents	$42,285	$73,811
Accounts and other receivables	21,984	12,752
Current restricted cash	8	8
Income tax receivable	506	—
Current portion of derivative instruments	766	785
Prepaid expenses and other current assets	5,598	2,819
Total current assets	$71,147	$90,175
Non-current restricted cash	$452	$423
Property, plant and equipment, net	244,367	214,289
Goodwill and intangible assets, net	17,932	18,421
Deferred tax assets	1,908	2,076
Non-current portion of derivative instruments	515	470
Operating lease right-of-use assets	4,165	4,313
Finance lease right-of-use assets	147	36
Related party receivable	10,158	10,138
Other assets	11,181	9,897
Total assets	$361,972	$350,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,864	$7,916
Accrued liabilities	20,671	12,789
Income tax payable	—	313
Current portion of operating lease liability	452	420
Current portion of finance lease liability	67	26
Current portion of long-term debt	9,874	7,886
Total current liabilities	$42,928	$29,350
Long-term debt, less current portion	$49,685	$55,614
Non-current portion of operating lease liability	3,953	4,133
Non-current portion of finance lease liability	79	10
Asset retirement obligations	6,113	5,900
Other liabilities	3,893	4,992

Total liabilities	$106,651	$99,999

Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value, authorized 690,000,000 shares; 143,732,811 shares issued at June 30, 2024 and December 31, 2023; 142,186,722 and 141,986,189 shares outstanding at June 30, 2024 and December 31, 2023, respectively	1,422	1,420
Treasury stock, at cost, 1,069,627 and 984,762 shares June 30, 2024 and December 31, 2023, respectively	(11,570)	(11,173)
Additional paid-in capital	218,717	214,378
Retained earnings	46,752	45,614
Total stockholders' equity	255,321	250,239
Total liabilities and stockholders' equity	$361,972	$350,238

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Total operating revenues	$43,338	$53,256	$82,125	$72,409

Operating expenses:
Operating and maintenance expenses	18,662	15,221	33,113	29,402
General and administrative expenses	8,737	8,745	18,166	18,220
Royalties, transportation, gathering and production fuel	9,077	10,205	15,593	14,138
Depreciation, depletion and amortization	5,823	5,251	11,257	10,447
Impairment loss	171	274	699	726
Transaction costs	—	3	61	86
Total operating expenses	$42,470	$39,699	$78,889	$73,019
Operating income (loss)	$868	$13,557	$3,236	$(610)

Other expenses (income):
Interest expense	$1,286	$711	$2,451	$2,386
Other income	(50)	(90)	(1,110)	(84)
Total other expenses (income)	$1,236	$621	$1,341	$2,302
(Loss) income before income taxes	$(368)	$12,936	$1,895	$(2,912)

Income tax expense (benefit)	344	11,933	757	(127)
Net (loss) income	$(712)	$1,003	$1,138	$(2,785)

(Loss) income per share:
Basic	$(0.01)	$0.01	$0.01	$(0.02)
Diluted	$(0.01)	$0.01	$0.01	$(0.02)

Weighted-average common shares outstanding:
Basic	142,069,697	141,633,417	142,027,943	141,633,417
Diluted	142,069,697	142,045,498	142,252,085	141,633,417

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data):

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total equity
Balance at March 31, 2024	141,986,189	$1,420	984,762	$(11,173)	$216,619	$47,464	$254,330
Issuance of common stock	200,533	2	—	—	—	—	2
Treasury stock	—	—	84,865	(397)	—	—	(397)
Net loss	—	—	—	—	—	(712)	(712)
Stock-based compensation	—	—	—	—	2,098	—	2,098
Balance at June 30, 2024	142,186,722	$1,422	1,069,627	$(11,570)	$218,717	$46,752	$255,321

Balance at March 31, 2023	141,633,417	$1,416	971,306	$(11,051)	$207,830	$26,878	$225,073
Net income	—	—	—	—	—	1,003	1,003
Stock-based compensation	—	—	—	—	1,725	—	1,725
Balance at June 30, 2023	141,633,417	$1,416	971,306	$(11,051)	$209,555	$27,881	$227,801

Balance at December 31, 2023	141,986,189	$1,420	984,762	$(11,173)	$214,378	$45,614	$250,239
Issuance of common stock	200,533	2	—	—	—	—	2
Treasury stock	—	—	84,865	(397)	—	—	(397)
Net income	—	—	—	—	—	1,138	1,138
Stock-based compensation	—	—	—	—	4,339	—	4,339
Balance at June 30, 2024	142,186,722	$1,422	1,069,627	$(11,570)	$218,717	$46,752	$255,321

Balance at December 31, 2022	141,633,417	$1,416	971,306	$(11,051)	$206,060	$30,666	$227,091
Net loss	—	—	—	—	—	(2,785)	(2,785)
Stock-based compensation	—	—	—	—	3,495	—	3,495
Balance at June 30, 2023	141,633,417	$1,416	971,306	$(11,051)	$209,555	$27,881	$227,801

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands):

	for the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,138	$(2,785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,257	10,447
Provision (benefit) for deferred income taxes	168	87
Stock-based compensation	4,339	3,495
Derivative mark-to-market adjustments and settlements	(26)	(119)
Net loss on sale of assets	71	37
(Decrease) increase in earn-out liability	(465)	350
Accretion of asset retirement obligations	220	202
Liabilities associated with properties sold	(225)	—
Amortization of debt issuance costs	180	184
Impairment loss	699	726
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	(13,934)	(13,246)
Accounts payable and other accrued expenses	11,063	6,699
Net cash provided by operating activities	$14,485	$6,077
Cash flows from investing activities:
Capital expenditures	$(40,764)	$(29,588)
Asset acquisition	(820)	—
Cash collateral deposits	29	1
Net cash used in investing activities	$(41,555)	$(29,587)
Cash flows from financing activities:
Repayments of long-term debt	$(4,000)	$(4,000)
Common stock issuance	2	-
Treasury stock purchase	(397)	-
Finance lease payments	(32)	(36)
Net cash used in financing activities	$(4,427)	$(4,036)
Net decrease in cash and cash equivalents and restricted cash	$(31,497)	$(27,546)
Cash and cash equivalents and restricted cash at beginning of period	$74,242	$105,606
Cash and cash equivalents and restricted cash at end of period	$42,745	$78,060
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$42,285	$77,630
Restricted cash and cash equivalents - current	8	22
Restricted cash and cash equivalents - non-current	452	408
	$42,745	$78,060

Supplemental cash flow information:
Cash paid for interest	$2,366	$2,460
Cash paid for income taxes	1,407	865
Accrual for purchase of property, plant and equipment included in accounts payable and accrued liabilities	7,697	6,565

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per-share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS

Operations and organization

Montauk Renewables’ Business

Montauk Renewables, Inc. (the “Company” or “Montauk Renewables”) is a renewable energy company specializing in the management, recovery and conversion of biogas into Renewable Natural Gas (“RNG”). The Company captures methane, preventing it from being released into the atmosphere, and converts it into either RNG or electrical power for the electrical grid (“Renewable Electricity Generation” or "REG"). The Company, headquartered in Pittsburgh, Pennsylvania, has more than 30 years of experience in the development, operation and management of landfill methane-fueled renewable energy projects. The Company has current operations at 14 operating projects located in California, Idaho, Ohio, Oklahoma, Pennsylvania, North Carolina, South Carolina and Texas. The Company sells RNG and Renewable Electricity, taking advantage of Environmental Attribute premiums available under federal and state policies that incentivize their use.

Two of the Company’s key revenue drivers are sales of produced gas and sales of Renewable Identification Numbers (“RINs”) to fuel blenders. The Renewable Fuel Standard (“RFS”) is an Environmental Protection Agency (“EPA”) administered federal law that requires transportation fuel to contain a minimum volume of renewable fuel. RNG derived from landfill methane, agricultural digesters and wastewater treatment facilities used as a vehicle fuel qualifies as a D3 (cellulosic biofuel with a 60% greenhouse gas reduction requirement) RIN. The RINs are compliance units for fuel blenders that were created by the RFS program in order to reduce greenhouse gases and imported petroleum into the United States.

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

Another key revenue driver is the sale of generated electricity and the associated environmental premiums related to renewable sales. The Company’s electric facilities are designed to conform to and monetize various state renewable portfolio standards requiring a percentage of the electricity produced in that state to come from a renewable resource. Such premiums are in the form of Renewable Energy Credits (“RECs”). The Company’s largest electric facility, located in California, receives revenue for the monetization of RECs as a part of a purchase power agreement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 (the “2023 Annual Report”). The results of operations for the three and six months ended June 30, 2024 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2023, has been derived from the audited financial statements as of that date. For further information, refer to the Company’s audited financial statements and notes thereto included for the year ended December 31, 2023 in the 2023 Annual Report.

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

The RNG segment represents the sale of gas sold at fixed-price contracts and applicable Environmental Attributes. This business unit represents the majority of the revenues generated by the Company. The Renewable Electricity Generation segment represents the sale of generated electricity and applicable Environmental Attributes.

Corporate relates to additional discrete financial information for the corporate function. It is primarily used as a shared service center for maintaining functions such as executive, accounting, treasury, legal, human resources, tax, environmental, engineering and other operations functions not otherwise allocated to a segment. As such, the Corporate segment is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation to the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The FASB included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. The sunset provision has been amended from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company’s current debt agreement bears interest at the Bloomberg Short-Term Bank Yield Index Rate, plus an applicable margin. LIBOR is no longer utilized as a reference rate.

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

NOTE 3 – ASSET IMPAIRMENT

The Company recorded an impairment loss of $171 and $274 for the three months ended June 30, 2024 and 2023, respectively and $699 and $726 for the six months ended June 30, 2024 and 2023, respectively. On February 18, 2024, for one of its REG sites, the Company entered into a bill of sale, assignment and assumption agreement to sell its rights to the existing fuel supply agreement and property back to the site host in advance of the fuel supply agreement termination date and received $1,000 in proceeds. The effective date of the sale, assignment and assumption agreement is October 1, 2024. The Company elected to cease operations prior to the assignment date and consequently the remaining book value of long lived assets and intangibles were impaired for $312. The remaining $387 impairment was for various RNG equipment that was deemed obsolete or inoperable for current operations. The 2023 impairments were for specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and recorded in the Company's RNG segment.

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

The Company’s performance obligations related to the sale of renewable energy (i.e. RNG and Renewable Electricity Generation) are generally satisfied over time. Revenue related to the sale of renewable energy is generally recognized over time using an output based upon the product quantity delivered to the customer. This measure is used to best depict the Company’s performance to date under the terms of the contract. Revenue from products transferred to customers over time accounted for approximately 21% and 18% of revenue for the three months ended June 30, 2024 and 2023, respectively, and 24% and 28% of revenue for the six months ended June 30, 2024 and 2023, respectively.

The nature of the Company’s contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of the Company’s influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the contracts is considered fully constrained.

The Company’s performance obligations related to the sale of Environmental Attributes are generally satisfied at a point in time and were approximately 79% and 82% of revenue for the three months ended June 30, 2024 and 2023, respectively, and 76% and 72% for the six months ended June 30, 2024 and 2023, respectively. The Company recognizes Environmental Attribute revenue at the point in time in which the customer obtains control of the Environmental Attributes, which is generally when the title of the Environmental Attribute passes to the customer upon delivery. In limited cases, title does not transfer to the customer and revenue is not recognized until the customer has accepted the Environmental Attributes.

The following tables display the Company’s disaggregated revenue by major source based on product type and timing of transfer of goods and services for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30, 2024
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$340	$6,739	$7,079
Natural gas environmental attributes	31,743	—	31,743
Electric commodity	—	2,550	2,550
Electric environmental attributes	1,966	—	1,966
	$34,049	$9,289	$43,338
Operating segment:
RNG	$32,083	$6,739	$38,822
REG	1,966	2,550	4,516
	$34,049	$9,289	$43,338

	Three months ended June 30, 2023
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$202	$6,995	$7,197
Natural gas environmental attributes	41,375	—	41,375
Electric commodity	—	2,802	2,802
Electric environmental attributes	1,882	—	1,882
	$43,459	$9,797	$53,256
Operating segment:
RNG	$41,577	$6,995	$48,572
REG	1,882	2,802	4,684
	$43,459	$9,797	$53,256

	Six months ended June 30, 2024
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$689	$13,925	$14,614
Natural gas environmental attributes	58,075	—	58,075
Electric commodity	—	5,581	5,581
Electric environmental attributes	3,855	—	3,855
	$62,619	$19,506	$82,125
Operating segment:
RNG	$58,764	$13,925	$72,689
REG	3,855	5,581	9,436
	$62,619	$19,506	$82,125

	Six months ended June 30, 2023
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$407	$14,871	$15,278
Natural gas environmental attributes	48,018	—	48,018
Electric commodity	—	5,423	5,423
Electric environmental attributes	3,690	—	3,690
	$52,115	$20,294	$72,409
Operating segment:
RNG	$48,425	$14,871	$63,296
REG	3,690	5,423	9,113
	$52,115	$20,294	$72,409

Practical expedients and remaining performance obligations

The Company recognizes the sale of natural gas and electric commodities using the right to invoice practical expedient. The Company determined that the revenues recognized as of period end correspond directly with the value transferred to customers and the Company's satisfaction of the performance obligations to date. Furthermore, with the application of the right to invoice practical expedient and in consideration that contracts related to future environmental attributes sales do not exceed one year, there were no remaining unsatisfied or partially satisfied performance obligations as of June 30, 2024 and December 31, 2023, respectively.

NOTE 5 – ACCOUNTS AND OTHER RECEIVABLES

The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the consolidated statements of operations. No reserve expense was recorded for the three and six months ended June 30, 2024 and 2023.

Accounts and other receivables consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accounts receivables	$21,737	$12,557
Other receivables	169	148
Reimbursable expenses	78	47
Accounts and other receivables, net	$21,984	$12,752

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Land	$1,568	$748
Buildings and improvements	36,310	30,329
Machinery and equipment	273,778	255,421
Gas mineral rights	35,526	35,526
Construction work in progress	81,873	67,747
Total	$429,055	$389,771
Less: Accumulated depreciation and amortization	(184,688)	(175,482)
Property, plant & equipment, net	$244,367	$214,289

Depreciation expense for property plant and equipment was $5,473 and $4,862 for the three months ended June 30, 2024 and 2023, respectively, and $10,554 and $9,669 for the six months ended June 30, 2024 and 2023, respectively. Depletion expense for gas mineral rights was $91 and $128 for the three months ended June 30, 2024 and 2023, respectively, and $182 and $256 for the six months ended June 30, 2024 and 2023, respectively.

Construction work in progress consists of RNG and REG capital expenditures on developmental projects and improvements to existing sites. Projects, on average, last between 18 to 36 months, and when completed, costs are placed in service and begin depreciating.

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

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	328	329
Total intangible assets with indefinite lives:	$328	$329
Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $4,218 and $3,847	$14,214	$14,584
Customer contracts, net of accumulated amortization of $17,355 and $17,254	3,330	3,448
Total intangible assets with finite lives:	$17,544	$18,032
Total Goodwill and Intangible assets	$17,932	$18,421

As of June 30, 2024, the weighted average remaining useful lives for both customer contracts and interconnections were 14 years. Amortization expense was $246 and $243 for the three months ended June 30, 2024 and 2023, respectively and $490 and $486 for the six months ended June 30, 2024 and 2023, respectively.

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

The $218 change in estimates for the six months ended June 30, 2024 were due to RNG fuel supply agreement extensions and an RNG project that necessitated reassessments. The $225 reduction in the liability was due to an REG site sale as described in Note 3.

The following table summarizes the activity associated with asset retirement obligations of the Company as of June 30, 2024 and December 31, 2023:

	Six months ended June 30,	Year ended December 31,
	2024	2023
Asset retirement obligations—beginning of period	$5,900	$5,493
Accretion expense	220	407
Changes in estimate	218	—
Liabilities associated with properties sold	(225)	—
Asset retirement obligations—end of period	$6,113	$5,900

NOTE 9 – DERIVATIVE INSTRUMENTS

To mitigate market risk associated with fluctuations in interest rates, the Company utilizes swap contracts under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the Company had the following cash gains/losses and non-cash gains/losses in the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

		For the three months ended June 30,
Derivative Instrument	Location	2024	2023
Interest rate swaps	Interest expense	(64)	516
Net (loss) gain		$(64)	$516

		For the six months ended June 30,
Derivative Instrument	Location	2024	2023
Interest rate swaps	Interest expense	26	119
Net gain		$26	$119

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of June 30, 2024 and December 31, 2023, set forth by level, within the fair value hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,281	$—	$1,281
Asset retirement obligations	—	—	(6,113)	(6,113)
Pico earn-out liability	—	—	(4,644)	(4,644)
	$—	$1,281	$(10,757)	$(9,476)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,255	$—	$1,255
Asset retirement obligations	—	—	(5,900)	(5,900)
Pico earn-out liability	—	—	(5,109)	(5,109)
	$—	$1,255	$(11,009)	$(9,754)

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

A summary of change in the fair value of the Company’s Level 3 instrument, attributable to asset retirement obligations, for the six months ended June 30, 2024 and the year ended December 31, 2023 is included in Note 8. The Company’s earn-out fair value liability at its Idaho agricultural digester site is determined by calculating the estimated present value of the future obligation. The present value is assessed quarterly and is based on macro-economic factors such as inflation and risk free US Treasury rates. Company specific estimates utilized include current and future interest rates, digester inlet gas flow and projected EBITDA. A weighted average probability approach is utilized for the variables discussed above. The earn-out is classified as a Level 3 financial instrument and changes in the balance are recorded in Accrued liabilities and Other liabilities within the consolidated balance sheets and in the Royalties, transportation, gathering and production fuel within the consolidated statements of operations. Interest rate swap derivatives are classified as Level 2 financial instruments and are valued utilizing quoted forward Bloomberg Short-Term Bank Yield Index Rates. In addition, certain assets are measured at fair value on a non-recurring basis when an indicator of impairment is identified and the assets’ fair values are determined to be less than its carrying value. See Note 3 for additional information.

NOTE 11 – ACCRUED LIABILITIES

The Company’s accrued liabilities consists of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accrued expenses	$7,618	$3,983
Payroll and related benefits	2,864	2,355
Royalty	7,693	3,897
Utility	1,625	1,653
Accrued interest	778	827
Other	93	74
Accrued liabilities	$20,671	$12,789

NOTE 12 – DEBT

The Company’s debt consists of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Term loans	$60,000	$64,000
Less: current principal maturities	(10,000)	(8,000)
Less: debt issuance costs (on long-term debt)	(315)	(386)
Long-term debt	$49,685	$55,614
Current portion of long-term debt	9,874	7,886
Total debt	$59,559	$63,500

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

The Company accounted for the Fourth Amendment as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense was $90 and $92 for the three months ended June 30, 2024 and 2023, respectively, and $180 and $184 for the six months ended June 30, 2024 and 2023, respectively, and was recorded within interest expense on the Consolidated Statement of Operations.

As of June 30, 2024, $60,000 was outstanding under the term loan. In addition, the Company had $2,505 of outstanding letters of credit as of June 30, 2024. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of June 30, 2024, the Company’s capacity available for borrowing under the revolving credit facility was $117,495. Borrowings of the term loans and revolving credit facility bear interest at the Bloomberg Short-Term Bank Yield Index Rate, plus an applicable margin. Interest rates as of June 30, 2024 and December 31, 2023 were 6.19% and 6.11%, respectively.

As of June 30, 2024, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

NOTE 13 – INCOME TAXES

The Company’s provision for income taxes in interim periods is typically computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. For the three and six months ended June 30, 2024 and 2023, the Company utilized an estimated effective tax rate.

	For the three months ended June 30,
	2024	2023
Expense provision for income taxes	$344	$11,933
Effective tax rate	(93%)	92%

	For the six months ended June 30,
	2024	2023
Expense (benefit) provision for income taxes	$757	$(127)
Effective tax rate	40%	4%

The effective tax rate of (93%) for the three months ended June 30, 2024 was lower than the rate for the three months ended June 30, 2023 of 92% primarily due to discrete events related to the vesting of restricted grants on stock compensation as compared to the year to date pre-tax book income.

The effective tax rate of 40% for the six months ended June 30, 2024 was higher than the rate for the six months ended June 30, 2023 of 4% primarily due to discrete events related to the vesting of restricted grants on stock compensation as compared to the year to date pre-tax book income.

Income tax expense for the three and six months ended June 30, 2024 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustment for production tax credits.

NOTE 14 – SHARE-BASED COMPENSATION

The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified stock options, restricted stock units and restricted share awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted share awards, the officers of the Company made elections under Section 83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports restricted shares and restricted stock units when vested and in the case of options, when such awards are settled in the Company’s common stock. Stock compensation expense related to these awards was $345 and $51 for the three months ended June 30, 2024 and June 30, 2023, respectively and $702 and $594 for the six months ended June 30, 2024 and June 30, 2023, respectively.

In connection with a May 2021 asset acquisition, 1,250,000 restricted share awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with such acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and will only be subject to time-based vesting requirements over a five-year period. The awards were revalued at $15,500. Stock compensation expense related to these awards was $1,097 and $1,227 for the three months ended June 30, 2024 and June 30, 2023, respectively and $2,324 and $2,454 for the six months ended June 30, 2024, and June 30, 2023 respectively.

In April 2023, the board of directors of the Company approved the grant of non-qualified stock options to the executive officers of the Company, which vest ratably over a period of three to five years. In September 2023, the board of directors approved the grant of non-qualified stock options to a new executive officer of the Company, which vest ratably over a period of three to five years. Stock compensation expense related to these awards was $656 and $447 for the three months ended June 30, 2024 and June 30, 2023, respectively and $1,313 and $447 for the six months ended June 30, 2024, and June 30, 2023, respectively.

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

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as of June 30, 2024 and June 30, 2023, respectively:

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2023	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Beginning of period - January 1, 2024	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Granted	—	—	10,000	6.48	—	—
Vested	(285,398)	11.98	—	—	—	—
Forfeited	—	—	—	—	—	—
End of period - Balance at June 30, 2024	1,353,280	$11.89	160,000	$9.87	2,325,000	$7.04

End of period - December 31, 2022	2,028,301	$11.80	280,000	$10.13	—	$—
Beginning of period - January 1, 2023	2,028,301	$11.80	280,000	$10.13	—	$—
Granted	—	—	—	—	2,100,000	4.25
Vested	—	—	—	—	—	—
Forfeited	(73,395)	11.38	(80,000)	10.23	—	—
End of period - June 30, 2023	1,954,906	$11.82	200,000	$10.09	2,100,000	$4.25

As of June 30, 2024 no vested options have been exercised. Unrecognized MRI EICP compensation expense for awards the Company expects to vest as of June 30, 2024, was $13,882 and will be recognized over approximately 4.25 years.

NOTE 15 – DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $191 and $186 for the three months ended June 30, 2024 and 2023, respectively, and $412 and $329 for the six months ended June 30, 2024 and 2023, respectively.

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

Under applicable guidance for variable interest entities in ASC 810, Consolidation, the Company determined that MNK is a variable interest entity. The Company concluded that it is not the primary beneficiary of the variable interest entity, as the Company does not have a controlling financial interest and does not have the power to direct the activities that most significantly impact the economic performance of MNK. Accordingly, the Company concluded that presentation of the Amended Promissory Note as a related party receivable remains appropriate. The maximum exposure to loss is limited to the Promissory Note principal and accrued interest, which totaled $10,158 and $10,138 as of June 30, 2024 and December 31, 2023, respectively.

MNK was delisted from the JSE on January 26, 2021. The MNK Board of Directors and Shareholders held its annual general meeting in March 2023 and voted to take MNK private.

Related Party Reimbursements

Periodically the Company will reimburse MNK and HCI Managerial Services Proprietary Limited, the administrator for the Company’s secondarily listed Johannesburg Stock Exchange trading symbol, for expenses incurred on behalf of the Company. Amounts reimbursed were $5 and $49 for the three months ended June 30, 2024 and 2023, respectively, and $8 and $103 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, respectively, $32 and $11 were owed.

NOTE 17 – SEGMENT INFORMATION

The Company’s operating segments for the three and six months ended June 30, 2024 and 2023 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity plants. The Corporate segment is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s condensed consolidated financial statements. The following tables are consistent with the manner in which the chief operating decision maker evaluates the performance of each segment and allocates the Company’s resources. In the following tables, “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	Three months ended June 30, 2024
	RNG	REG	Corporate	Total
Total revenue	$38,838	$4,500	$—	$43,338
Net income (loss)	11,692	(1,961)	(10,443)	(712)
EBITDA	16,222	(716)	(8,765)	6,741
Adjusted EBITDA (1)	16,442	(716)	(8,765)	6,961
Total assets	182,387	98,219	81,366	361,972
Capital expenditures	6,241	12,315	221	18,777

(1)
Second quarter of 2024 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended June 30, 2024:

	Three months ended June 30, 2024
	RNG	REG	Corporate	Total
Net income (loss)	$11,692	$(1,961)	$(10,443)	$(712)
Depreciation, depletion and amortization	4,530	1,244	49	5,823
Interest expense	—	1	1,285	1,286
Income tax expense	—	—	344	344
EBITDA	$16,222	$(716)	$(8,765)	$6,741
Impairment loss	171	—	—	171
Net loss on sale of assets	49	—	—	49
Adjusted EBITDA	$16,442	$(716)	$(8,765)	$6,961

	Three months ended June 30, 2023
	RNG	REG	Corporate	Total
Total revenue	$48,609	$4,647	$—	$53,256
Net income (loss)	23,029	(536)	(21,490)	1,003
EBITDA	26,921	762	(8,785)	18,898
Adjusted EBITDA (2)	27,195	762	(8,782)	19,175
Total assets	168,669	56,677	110,994	336,340
Capital expenditures	14,949	1,363	(2)	16,310

(2) Second quarter of 2023 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended June 30, 2023:

	Three months ended June 30, 2023
	RNG	REG	Corporate	Total
Net income (loss)	$23,029	$(536)	$(21,490)	$1,003
Depreciation, depletion and amortization	3,892	1,298	61	5,251
Interest expense	—	—	711	711
Income tax expense	—	—	11,933	11,933
EBITDA	$26,921	$762	$(8,785)	$18,898
Impairment loss	274	—	—	274
Transaction costs	—	—	3	3
Adjusted EBITDA	$27,195	$762	$(8,782)	$19,175

For the three months ended June 30, 2024 and 2023, two and three customers, respectively, made up greater than 10% of total revenues.

	Three months ended June 30, 2024
	RNG	REG	Corporate	Total
Customer A	28.9%	—	—	28.9%
Customer B	25.1%	—	—	25.1%

	Three months ended June 30, 2023
	RNG	REG	Corporate	Total
Customer A	20.7%	—	—	20.7%
Customer B	18.8%	—	—	18.8%
Customer C	11.8%	—	—	11.8%

	Six months ended June 30, 2024
	RNG	REG	Corporate	Total
Total revenue	$72,825	$9,300	$—	$82,125
Net income (loss)	23,250	(574)	(21,538)	1,138
EBITDA	31,855	1,968	(18,220)	15,603
Adjusted EBITDA (3)	32,313	2,280	(18,159)	16,434
Total assets	182,387	98,219	81,366	361,972
Capital expenditures	15,282	25,141	341	40,764

(3) First six months of 2024 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the six months ended June 30, 2024:

	Six months ended June 30, 2024
	RNG	REG	Corporate	Total
Net income (loss)	$23,250	$(574)	$(21,538)	$1,138
Depreciation, depletion and amortization	8,605	2,541	111	11,257
Interest expense	—	1	2,450	2,451
Income tax expense	—	—	757	757
EBITDA	$31,855	$1,968	$(18,220)	$15,603
Impairment loss	387	312	—	699
Net loss on sale of assets	71	—	—	71
Transaction costs	—	—	61	61
Adjusted EBITDA	$32,313	$2,280	$(18,159)	$16,434

	Six months ended June 30, 2023
	RNG	REG	Corporate	Total
Total revenue	$63,393	$9,016	$—	$72,409
Net income (loss)	18,689	(801)	(20,673)	(2,785)
EBITDA	26,428	1,784	(18,291)	9,921
Adjusted EBITDA (4)	27,191	1,784	(18,205)	10,770
Total assets	168,669	56,677	110,994	336,340
Capital expenditures	25,190	4,394	4	29,588

(4) First six months of 2023 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the six months ended June 30, 2023:

	Six months ended June 30, 2023
	RNG	REG	Corporate	Total
Net income (loss)	$18,689	$(801)	$(20,673)	$(2,785)
Depreciation, depletion and amortization	7,739	2,585	123	10,447
Interest expense	—	—	2,386	2,386
Income tax benefit	—	—	(127)	(127)
EBITDA	$26,428	$1,784	$(18,291)	$9,921
Impairment loss	726	—	—	726
Net loss on sale of assets	37	—	—	37
Transaction costs	—	—	86	86
Adjusted EBITDA	$27,191	$1,784	$(18,205)	$10,770

For the six months ended June 30, 2024 and 2023, four and three customers, respectively, made up greater than 10% of total revenues.

	Six months ended June 30, 2024
	RNG	REG	Corporate	Total
Customer A	23.0%	—	—	23.0%
Customer B	19.3%	—	—	19.3%
Customer C	15.2%	—	—	15.2%
Customer D	—	10.2%	—	10.2%

	Six months ended June 30, 2023
	RNG	REG	Corporate	Total
Customer A	20.4%	—	—	20.4%
Customer B	13.8%	—	—	13.8%
Customer C	—	11.4%	—	11.4%

NOTE 18 – LEASES

The Company leases office space and other office equipment under operating lease arrangements (with initial terms greater than twelve months), expiring in various years through 2033. These leases have been entered into to better enable the Company to conduct business operations. Office space is leased to provide adequate workspace for employees in Pittsburgh, Pennsylvania and Houston, Texas. Office space and office equipment agreements that exceed 12 months are accounted for as operating leases in accordance with ASC 842, Leases.

The Company also leases safety equipment for the various operational sites in the United States. The term of certain equipment exceeds twelve months and is accordingly classified as a finance lease under ASC 842. These finance leases expire in 2026 and were entered into in order to provide a safe work environment for operational employees.

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

The Company uses its incremental borrowing rate, as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate that would approximate the rate to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

Supplemental information related to operating lease arrangements was as follows:

	For the three months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$178	$86
Weighted average remaining lease term (in years)	5.45	5.99
Weighted average discount rate	5.00%	5.00%

	For the six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$331	$172
Weighted average remaining lease term (in years)	5.45	5.99
Weighted average discount rate	5.00%	5.00%

Future minimum operating lease payments are as follows:

Year Ending
2024	$305
2025	649
2026	599
2027	583
2028	594
Thereafter	2,714
Imputed interest	(1,039)
Total	$4,405

Supplemental information related to finance lease arrangements was as follows:

	For the three months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of financing lease liabilities	$13	$19
Weighted average remaining lease term (in years)	2.54	0.43
Weighted average discount rate	5.00%	5.00%

	For the six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of financing lease liabilities	$32	$38
Weighted average remaining lease term (in years)	2.54	0.43
Weighted average discount rate	5.00%	5.00%

Future minimum finance lease payments are as follows:

Year Ending
2024	$37
2025	76
2026	32
2027	1
2028	1
Thereafter	10
Imputed interest	(11)
Total	$146

NOTE 19 – INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share was computed using the following common share data for the three and six months ended June 30, 2024 and 2023, respectively:

	For the three months ended June 30,
	2024	2023
Net (loss) income	$(712)	$1,003
Basic weighted-average shares outstanding	142,069,697	141,633,417
Dilutive effect of share-based awards	—	412,081
Diluted weighted-average shares outstanding	142,069,697	142,045,498
Basic (loss) income per share	$(0.01)	$0.01
Diluted (loss) income per share	$(0.01)	$0.01

	For the six months ended June 30,
	2024	2023
Net income (loss)	1,138	(2,785)
Basic weighted-average shares outstanding	142,027,943	141,633,417
Dilutive effect of share-based awards	224,142	—
Diluted weighted-average shares outstanding	142,252,085	141,633,417
Basic income (loss) per share	$0.01	$(0.02)
Diluted income (loss) per share	$0.01	$(0.02)

As a result of incurring a net loss for the three months ended June 30, 2024 and the six months ended June 30, 2023, potential common shares of 207,501 and 631,354 were excluded from diluted loss per share, respectively, because the effect would have been antidilutive.

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

Contingencies

The Company, from time to time, may be involved in litigation. At June 30, 2024, management does not believe there are any matters outstanding that would have a material adverse effect on the Company’s financial position or results of operations.

NOTE 21 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2024 condensed consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements, except for the matter discussed below.

In August 2024, the Company accelerated the vesting of certain restricted share awards which were unvested as of June 30, 2024 as a result of the termination of an employee. The Company recognized $2,911 of non-cash stock compensation expense within General and administration expense.

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

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A.–Risk Factors” of our 2023 Annual Report, our Form 10-Q for the period ending March, 31 2024 and elsewhere in this report.

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

Biogas is produced by microbes as they break down organic matter in the absence of oxygen (during a process called anaerobic digestion). Our two current sources of commercial scale biogas are LFG or ADG. We typically secure our biogas feedstock through long-term fuel supply agreements and property lease agreements with biogas site hosts. Once we secure long-term fuel supply rights, we design, build, own, and operate facilities that convert the biogas into RNG or use the processed biogas to produce Renewable Electricity. We sell the RNG and Renewable Electricity through a variety of term length agreements. Because we are capturing waste methane and making use of a renewable source of energy, our RNG and Renewable Electricity generate valuable Environmental Attributes, which we are able to monetize under federal and state renewable initiatives.

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

Recent Developments

RINs Generated but Unsold

Our profitability is highly dependent on the market price of Environmental Attributes, including the market price for RINs. As we self-market a significant portion of our RINs, a decision not to commit to transfer available RINs during a period will impact our revenue and operating profit. We made a strategic decision to not transfer all available D3 RINs generated and available for transfer during the second quarter of 2024. As a result, we had approximately 4,707 RINs in inventory from 2024 second quarter RNG production. We have since entered into commitments to transfer all of these RINs during the third quarter of 2024, at an average realized price of approximately $3.32, higher than the D3 RIN index price for the second quarter of 2024 of $3.20. We have also entered into commitments to transfer approximately 44.1% of our third quarter RNG production with an average realized RIN price of approximately $3.33.

The following table summarizes select historical data related to RINs generated, RINs sold, and RINs generated but unsold. As we self-market a significant portion of our RINs and as the RFS is based on annual compliance, any strategic decision to not monetize available RINs in a quarter could impact the timing of operating revenues recognized during a fiscal year. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments. The timing of RIN transfers can vary year over year and by period within a year and is contingent on various factors including, but not limited to: (a) the Company’s expectations on RIN index price, (b) operational needs of the Company, (c) obligated parties purchase needs, or (d) the type of customer among other matters.

Calendar Quarter	RINs Available for Sale	RINs Sold	RINs sold as % of RINs Available	RINs Available but Unsold	RINs Unsold as % of RINs Available
2023 First Quarter	11,215	2,949	26.3%	8,266	73.7%
2023 Second Quarter	20,407	17,441	85.5%	2,966	14.5%
2023 Third Quarter	14,514	13,750	94.7%	764	5.3%
2023 Fourth Quarter	10,904	10,796	99.0%	108	1.0%
2024 First Quarter	11,240	7,889	70.2%	3,351	29.8%
2024 Second Quarter	14,707	10,000	68.0%	4,707	32.0%

Capital Development Summary

The following summarizes our ongoing development growth plans expected capacity contribution, anticipated commencement of operations, and capital expenditure estimate, respectively excluding the Montauk Ag Renewables Development Project:

Development Opportunity	Estimated Capacity Contribution (MMBtu/day)	Anticipated Commencement Date	Estimated Capital Expenditure
Second Apex RNG Facility	2,100	2025 second quarter	$25,000-$35,000
Blue Granite RNG Facility	900	2026	$25,000-$35,000
Bowerman RNG Facility	3,600	2026	$85,000-$95,000
European Energy Facility	N/A	2027	Up to $15,000/facility

Pico Digestion Capacity Increase

During the first quarter of 2024, we successfully commissioned the last expansion of our digestion capacity which is necessary to process the final tranche of anticipated increased feedstock expected to be received in 2025. We are processing all available feedstock and expect to continue our optimization of our total digestion processing capacity through 2024. With the increased digestion capacity, we produced approximately 39% more MMBtu during the first half of 2024 as compared to the first half of 2023. We still anticipate that our dairy host will deliver the final increase in feedstock volumes in 2025, at which point we will make the final contractual payment to the dairy host.

Second Apex RNG Facility

In 2022, we announced the planned construction of a second RNG processing facility at the Apex landfill. The construction of a second facility under our existing fuel supply agreement was triggered by biogas feedstock volumes exceeding production capabilities and discussions with the landfill host waste intake forecasted projections. As the landfill host continues to increase waste intake, we believe that the additional 2,100 MMBtu per day of production capacity will allow us to process the currently forecasted increase in biogas feedstock volumes. While the landfill host continues to increase waste intake, we expect there could be a period where we have excess available capacity after the second facility is commissioned. We continue to incur capital expenditures for this project and currently expect commercial operations in the second quarter of 2025. We do not expect a material operational production impact in 2024 based on the commissioning of the second facility.

Blue Granite RNG Project

In 2023, we announced the planned entrance into South Carolina with the development of a new landfill gas-to-RNG facility. The planned project is expected to contribute approximately 900 MMBtu per day of production capacity upon commissioning. We continue to review various alternatives related to interconnection opportunities as part of our considerations for offtake options with the understanding those alternatives may differ from initial development project assumptions. We expect the utility interconnection initially included in our development assumptions to accept the production from this facility but will require other upgrades for their system to accommodate our interconnection. These utility upgrades do not directly impact our interconnection project but have delayed our commissioning expectation of the facility in 2026. Our pace of capital deployment for this project will match the expected timing related to the utility interconnection but do not expect to incur significant capital expenditures on this project through the rest of 2024.

Bowerman RNG Project

In 2023, we announced a planned development of a renewable natural gas landfill project in Irvine, CA at the Frank R. Bowerman Landfill. The project is anticipated to process the large and growing volumes of biogas in excess of the existing capacity of the REG facility. We continue to target commissioning in 2026 and expect the capital investment to range between $85,000 - $95,000. The project is anticipated to have production nameplate capacity of approximately 3,600 MMBtu per day, assuming currently forecasted biogas feedstock volumes that are projected to be available from the host landfill at the time of commissioning. We continue to incur capital expenditures for this project.

Carbon Dioxide Beneficial Use Opportunity

In February 2024, we signed a contract for the delivery of 140 thousand tons per year of biogenic carbon dioxide (“CO2”) from our four Texas facilities. We intend to capture, clean and liquefy CO2 at select Texas facilities, at which point it will be transported to

EE North America's (“EENA”), Texas-based e-methanol facility. The delivery term is expected to last at least 15 years and we continue to expect delivery to begin in 2027. During the second quarter of 2024, we completed initial site surveys related to locating the CO2 processing equipment and received the first site plans from EENA. We continue to anticipate commissioning to begin in 2027 and we continue to expect the capital investment to be approximately $15,000 per facility with anticipating spend beginning in the second half of 2024, although we have not yet committed capital to this project.

Montauk Ag Renewables Acquisition

In 2021, through a wholly-owned subsidiary Montauk Ag Renewables, we completed an asset purchase related to developing technology to recover residual natural resources from the waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes in order to produce high quality renewable natural gas to generate renewable electricity, to generate North Carolina swine RECs, and to produce micronutrient organic fertilizer alternatives (the “Montauk Ag Renewables Acquisition”).

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

We continue to engage with regulatory agencies in North Carolina to confirm the means and methods of power generation from swine waste which will be eligible for Renewable Energy Credits under North Carolina’s Renewable Energy Portfolio Standards in anticipation of commercial production. In early 2024, we received notification from the North Carolina Utilities Commission that the Turkey, NC location was approved for a New Renewables Energy Facility ("NREF") designation and Certificate of Public Convenience and Necessity. In the first quarter of 2024, we submitted an amendment to our NREF application and the public staff of the North Carolina Utilities Commission ("NCUC") deemed our amendment complete and in August 2024 we received notice from the NCUC that our NREF amendment application was approved. While this approval is a critical path item in the timing of the utility infrastructure design and other balance-of-plant componentry at our Turkey, NC facility, we continue to work through the regulatory process and with utility providers to confirm the means and methods of power generation from swine waste in NC. We signed a receipt interconnection agreement with Piedmont Natural Gas for the Turkey, NC location. This agreement is structured to coincide with the development timeline at the Turkey, NC location.

In connection with the build-out of the Turkey, NC processing facility, we have substantially completed the engineering of the reactors to be installed. We have placed orders for significant components related to the construction of the reactors, certain electrical componentry, and expect to enter into an engineering, procurement, and construction contract during the last quarter of 2024 to enable us to meet our commissioning schedule.

During the second quarter of 2024, we commissioned the pilot reactor we relocated from Magnolia, NC to our Turkey, NC processing facility. We do not expect this reactor to be operating commercially during 2024, but it will be operated to allow various data collection and testing activities to occur. In connection with the hog space cycle times with our feedstock supply partners, we expect to use this first reactor to test and refine feedstock conveyance, equipment processing, product gas composition, and the composition of the solid output. Though this relocated reactor was previously operated prior to the 2021 Montauk Ag Renewables Acquisition, we plan to use this commissioning process to test the improvements made to the reactor. We are also continuing to staff the Turkey, NC location. We continue to plan for a rolling commissioning schedule for the remaining processing lines through the second half of 2025. We expect to begin generating revenues in 2025 and have sufficient capacity to satisfy the Duke REC agreement after final commissioning during the second half of 2025.

We believe we are on pace to secure approximately up to 200 thousand hog spaces which will provide sufficient feedstock under our Duke Energy REC agreement signed in July 2023. We also believe these agreements are strategic because they will allow us to bring additional hog spaces under contract as we commission our first phase of development for Montauk Ag Renewables.

These feedstock supply agreements have allowed us to continue to refine our expected feedstock collection process. This process will involve installing equipment on the farms under agreements, collect feedstock and process the waste through multiple phases of solids concentration at both the farm and our Turkey, NC location. During the second quarter of 2024, we have completed the majority of the installation of collection process equipment on two farms for which we have feedstock agreements.

During the second quarter of 2024, we continued the process related to both the outbound utility interconnection and related power purchase agreements. These processes are interrelated but we expect to successfully complete the process and complete any interconnection construction activities to support our project timeline.

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

Acquisition and Development Pipeline

The timing and extent of our development pipeline affects our operating results due to:

•
Impact of Higher Selling, General and Administrative Expenses Prior to the Commencement of a Project’s Operation: We incur significant expenses in the development of new RNG projects. Under the Biogas Regulatory Reform Rule, effective July 1, 2024, theoretical storage of RNG for future RIN generation prior to receiving EPA registration is no longer permitted and the receipt of RINs will no longer be delayed after injecting RNG into a pipeline. We expect the elimination of theoretical storage, when combined with more timely EPA registration, to not materially impact the commencement of RIN revenue generation after pipeline injection.

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

The EPA has indicated it will not meet the statutorily required deadline of November 2024 to finalize 2026 obligations under the RFS. The EPA expects to target March 2025 to propose RFS obligations for 2026.

In December 2023, CARB released the formal proposal for new LCFS rules. CARB held a public workshop for the proposed rules on April 10, 2024. Final rules are expected for public comment sometime in the third quarter of 2024 with LCFS amendments in first quarter of 2025. The proposed rules will increase the stringency of CI reduction targets from 20% to 30% in 2030 and create a 2045 target of 90%. This reduction would have the potential impact of reducing the number of net credits in the program. The industry may see pricing volatility including potential increase to LCFS credit prices. However, price increases are not anticipated until after 2025. Also in the proposed rules is a phase-out of avoided methane crediting for dairy and swine manure pathways by 2040 for CNG usage and through 2045 for RNG used to produce hydrogen. The RNG deliverability/book and claim provisions for out-of-region projects will be eliminated for all projects that break ground after 2030. These projects will be required to demonstrate physical deliverability requirements beginning in 2041.

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

We report revenues from two operating segments: Renewable Natural Gas and Renewable Electricity Generation. Corporate relates to additional discrete financial information for the corporate function; primarily used as a shared service center for maintaining functions such as executive, accounting, treasury, legal, human resources, tax, environmental, engineering, and other operations functions not otherwise allocated to a segment. As such, the Corporate segment is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation to the Company’s consolidated financial statements.

•
Renewable Natural Gas Revenues: We record revenues from the production and sale of RNG and the generation and sale of the Environmental Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take counterparties as consideration for such counterparties using the RNG as a transportation fuel. We have certain pathway provider sharing arrangements expiring throughout 2024. While we have not experienced a significant increase in Environmental Attributes shared with pathway providers related to our current renewals, our current pathway renewals have been at higher percentages that our historical counterparty share percentages. If these pathway share percentages continue to increase over our historical counterparty share percentages, we will consider monetizing a larger portion of our RNG through fixed-price contracts to mitigate this impact. We monetize a portion of our RNG production under fixed-price agreements which provide floor prices in excess of commodity indices.
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

•
Though we collaborate with the landfill host at our Rumpke facility on our gas collection efforts wellfield extraction environmental factors have impacted gas extraction at the site. While the site continues to expand its waste intake and we continue to expand wellfield collection, our volumes have been impacted throughout 2024. Mitigation efforts related to wellfield environmental factors will continue through 2024.
•
The landfill host at our McCarty facility changed its wellfield collection system which has contributed to elevated nitrogen in the feedstock received by our facility. Additionally, the landfill host modified the wellfield bifurcation approach which has impacted the quantity of feedstock received at the facility. We are working with the landfill host but continue to have lower volumes of feedstock available to be processed at the McCarty facility.
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

The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, with heavy emphasis on direct sales to obligated parties. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments.

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

•
Project Operating and Maintenance Expenses: Operating and maintenance expenses primarily consist of expenses related to the collection and processing of biogas, including biogas collection system operating and maintenance expenses, biogas processing, operating and maintenance expenses, and related labor and overhead expenses. At the project level, this includes all labor and benefit costs, ongoing corrective and proactive maintenance, project level utility charges, rent, health and safety, employee communication, and other general project level expenses. Unanticipated feedstock processing or gas conditioning equipment failures occurring outside our planned preventative maintenance program can increase project operating and maintenance expenses and reduce production volumes. The timing of gas conditioning and process equipment preventative maintenance intervals could impact the timing and amount of our operating and maintenance expenses within a given quarter.
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
•
General and Administrative Expenses: General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. From time to time, we may be parties to legal proceedings arising in the normal course of business which could increase our legal expenses. We expect increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2024. We also expect continued general and administrative expenses associated with share-based compensation related to the board of directors approval of grants of stock options to the executives of the Company in 2023. In August 2024, we accelerated the vesting of certain restricted share awards to non-executives which were unvested as of June 30, 2024 as a result of the termination of an employee. We recognized $2,911 of non-cash stock compensation expense within general and administration expenses which will not be recurring. We account for share-based compensation related to grants made through its equity and incentive compensation plan under FASB ASC 718. For more information, see Note 14 to our unaudited condensed consolidated financial statements related to share-based compensation.
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

Comparison of Three Months Ended June 30, 2024 and 2023

The following table summarizes the key operating metrics described above, which are metrics we use to measure performance.

	For the three months ended June 30,			Change
	2024	2023	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$38,838	$48,609	$(9,771)	(20.1%)
Renewable Electricity Generation Total Revenues	$4,500	$4,647	$(147)	(3.2%)

RNG Metrics
CY RNG production volumes (MMBtu)	1,382	1,431	(49)	(3.4%)
Less: Current period RNG volumes under fixed/floor- price contracts	(330)	(325)	(5)	1.5%
Plus: Prior period RNG volumes dispensed in current period	384	418	(34)	(8.1%)
Less: Current period RNG production volumes not dispensed	(357)	(367)	10	(2.7%)
Total RNG volumes available for RIN generation (1)	1,079	1,157	(78)	(6.7%)

RIN Metrics
Current RIN generation ( x 11.727) (2)	12,656	13,568	(912)	(6.7%)
Less: Counterparty share (RINs)	(1,300)	(1,427)	127	(8.9%)
Plus: Prior period RINs carried into current period	3,351	8,266	(4,915)	(59.5%)
Less: CY RINs carried into next CY	—	—	—	0.0%
Total RINs available for sale (3)	14,707	20,407	(5,700)	(27.9%)
Less: RINs sold	(10,000)	(17,441)	7,441	(42.7%)
RIN Inventory	4,707	2,966	1,741	58.7%
RNG Inventory (volumes not dispensed for RINs) (4)	357	367	(10)	(2.7%)
Average Realized RIN price	$3.12	$2.16	$0.96	44.4%

Operating Expenses
Renewable Natural Gas Operating Expenses	$22,471	$21,412	$1,059	4.9%
Operating Expenses per MMBtu (actual)	$16.26	$14.96	$1.30	8.7%

REG Operating Expenses	$5,225	$3,926	$1,299	33.1%
$/MWh (actual)	$116.11	$80.12	$35.99	44.9%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	45	49	(4)	(8.2%)
Average Realized Price $/MWh (actual)	$100.00	$94.84	$5.16	5.4%

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
(4)
Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net (loss) income for the periods set forth below:

	For the three months ended June 30,			Change
	2024	2023	Change	%
Total operating revenues	$43,338	$53,256	$(9,918)	(18.6)%
Operating expenses:
Operating and maintenance expenses	18,662	15,221	3,441	22.6%
General and administrative expenses	8,737	8,745	(8)	(0.1)%
Royalties, transportation, gathering and production fuel	9,077	10,205	(1,128)	(11.1)%
Depreciation, depletion and amortization	5,823	5,251	572	10.9%
Impairment loss	171	274	(103)	(37.6)%
Transaction costs	-	3	(3)	(100.0)%
Total operating expenses	42,470	39,699	2,771	7.0%
Operating income	$868	$13,557	$(12,689)	(93.6)%
Other expenses:	1,236	621	615	99.0%
Net (loss) income before income taxes:	(368)	12,936	(13,304)	(102.8)%
Income tax expense	344	11,933	(11,589)	(97.1)%
Net (loss) income	$(712)	$1,003	$(1,715)	(171.0)%

Revenues for the Three Months Ended June 30, 2024 and 2023

Total revenues in the second quarter of 2024 were $43,338 a decrease of $9,918 (18.6%) compared to $53,256 in the second quarter of 2023. The decrease is primarily related to a strategic decision in the second quarter of 2024 to not self-market a significant amount of RINs from 2024 RNG production due to the volatility in the second quarter of 2024 D3 RIN index. As of June 30, 2024, our RINs in inventory have been committed and sold at pricing above the average index for D3 RINs in the second quarter of 2024. The decrease is partially offset by an increase in realized RIN pricing of approximately 44.4% during the second quarter of 2024 compared to the second quarter of 2023.

Renewable Natural Gas Revenues

We produced 1,382 MMBtu of RNG during the second quarter of 2024, a decrease of 49 MMBtu (3.4%) compared to 1,431 MMBtu produced in the second quarter of 2023. Our Texas facilities, specifically, McCarty, Atascocita, and Galveston produced 47 fewer MMBtu in the second quarter of 2024 compared to the second quarter of 2023. The decrease is a result of severe weather causing widespread utility outages across the Houston, Texas area which impacted our production. Our Pico facility produced 13 MMBtu more in the second quarter of 2024 compared to the second quarter of 2023 as a result of commissioning our dairy digestion expansion project.

Revenues from the Renewable Natural Gas segment in the second quarter of 2024 were $38,838, a decrease of $9,771 (20.1%) compared to $48,609 in the second quarter of 2023. Average commodity pricing for natural gas for the second quarter of 2024 was $1.89 per MMBtu, 10.0% lower than the second quarter of 2023. During the second quarter of 2024, we self-monetized 10,000 RINs, representing a 7,441 decrease (42.7%) compared to 17,441 in the second quarter of 2023. Average pricing realized on RIN sales during the second quarter of 2024 was $3.12 as compared to $2.16 in the second quarter of 2023, an increase of 44.4%. This compares to the average D3 RIN index price for the second quarter of 2024 of $3.20 as compared to $2.16 in the second quarter of 2023, an increase of approximately 48.1%. At June 30, 2024, we had approximately 357 MMBtu available for RIN generation and we had approximately 4,707 RINs generated and unsold. At June 30, 2023, we had approximately 367 MMBtu available for RIN generation and 2,966 RINs generated and unsold.

Renewable Electricity Generation Revenues

We produced approximately 45 MWh in Renewable Electricity in the second quarter of 2024, a decrease of 4 MWh (8.2%) from 49 MWh in the second quarter of 2023. Our Security facility produced approximately 3 MWh less in the second quarter of 2024 compared to the second quarter of 2023 as a result us ceasing operations in connection with the first quarter of 2024 sale of the gas rights back to the landfill host.

Revenues from Renewable Electricity facilities in the second quarter of 2024 were $4,500, a decrease of $147 (3.2%) compared to $4,647 in the second quarter of 2023. The decrease is primarily driven by the decrease in our Security facility production volumes.

In the second quarter of 2024, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 100.0% in the second quarter of 2023. This provides us with certainty of price resulting from our Renewable Electricity sites.

Expenses for the Three Months Ended June 30, 2024 and 2023

General and Administrative Expenses

Total general and administrative expenses in the second quarter of 2024 were $8,737, a decrease of $8 (0.1%) compared to $8,745 for the second quarter of 2023. Our professional fees decreased approximately $257 (26.9%) in the second quarter of 2024 compared to the second quarter of 2023. Employee related costs, including stock-based compensation costs were $5,366 in the second quarter of 2024, an increase of $183 (3.5%) compared to $5,183 in the second quarter of 2023. The increase is primarily related to the forfeited stock awards of approximately $696 in the second quarter of 2023.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the second quarter of 2024 were $13,903, an increase of $2,206 (18.9%) as compared to $11,697 in the second quarter of 2023. Included in our second quarter of 2024 total operating and maintenance expenses for our RNG facilities is utility expense of $3,780, an increase of $290 (8.3%) compared to $3,490 in the second quarter of 2023. Our McCarty facility operating maintenance expenses increased approximately $543 primarily related to the timing of gas compression system maintenance expenses. Our Rumpke facility operating maintenance expenses increased approximately $473 primarily related to gas processing equipment maintenance and media change outs and disposal costs. Our Apex facility operating maintenance expenses increased approximately $418 primarily related to the timing of preventative maintenance related to gas processing equipment. Our Coastal facility operating maintenance expenses increased approximately $252 primarily related to wellfield operational enhancements.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities for the second quarter of 2024 were $8,568, a decrease of $1,147 (11.8%) compared to $9,715 in the second quarter of 2023. This decrease is primarily related to lower revenues recognized in the second quarter of 2024. Partially offsetting this decrease was an increase to our Pico facility earnout of approximately 8.3% during the second quarter of 2024. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 22.1% for the second quarter of 2024 from 20.0% in the second quarter of 2023.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the second quarter of 2024 were $4,717, an increase of $1,281 (37.3%) compared to $3,436 in the second quarter of 2023. Our Bowerman facility operating and maintenance expenses increased approximately $932 which was primarily driven by the timing of annual original equipment manufacturer preventative maintenance expenses, which are non-linear period over period. Our Tulsa facility operating and maintenance expenses increased approximately $410 which was driven by wellfield collection enhancements.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the second quarter of 2024 were $508, an increase of $18 (3.7%) compared to $490 in the second quarter of 2023. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses increased to 11.3% from 10.6%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the second quarter of 2024 were $9,077, a decrease of $1,128 (11.1%) compared to $10,205 in the second quarter of 2023. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the second quarter of 2024 was $5,823, an increase of $572 (10.9%) compared to $5,251 in the second quarter of 2023. The increase is associated with timing of capital investment placed into service related to our Pico Digestion Capacity Increase project.

Impairment loss

We calculated and recorded impairment losses of $171 in the second quarter of 2024, a decrease of $103 (37.6%) compared to $274 in the second quarter of 2023. The impairment losses in the second quarter of 2024 primarily relates to various RNG equipment that was deemed obsolete or no longer suitable for current operations. The second quarter of 2023 impairment relates to specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and recorded in the Company's RNG segment.

Other Expenses

Other expenses in the second quarter of 2024 was $1,236, an increase of $615 (99.0%) compared to $621 in the second quarter of 2023. The increase is primarily related to an increase in interest expense of $575 from the second quarter of 2024 compared to the second quarter of 2023.

Income Tax Expense

Income tax expense for the three months ended June 30, 2024 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21.0% primarily due to the benefit from production tax credits.

The effective tax rate of (93.5)% for the three months ended June 30, 2024 was higher than the rate for the three months ended June 30, 2023 of 92.2% primarily due to discrete events related to the vesting of restricted stock grants on stock compensation as compared to the year to date pre-tax book income.

Operating Income for the Three Months Ended June 30, 2024 and 2023

Operating income in the second quarter of 2024 was $868, a decrease of $12,689 (93.6%) compared to $13,557 in the second quarter of 2023. RNG operating income for the second quarter of 2024 was $11,715, a decrease of $11,314 (49.1%) compared to $23,029 in the second quarter of 2023. Renewable Electricity Generation operating loss for the second quarter of 2024 was $1,969, an increase of $1,393 (241.8%) compared to $576 for the second quarter of 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table summarizes the key operating metrics described above, which are metrics we use to measure performance.

	For the six months ended June 30,			Change
	2024	2023	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$72,825	$63,393	$9,432	14.9%
Renewable Electricity Generation Total Revenues	$9,300	$9,016	$284	3.1%

RNG Metrics
CY RNG production volumes (MMBtu)	2,794	2,783	11	0.4%
Less: Current period RNG volumes under fixed/floor-price contracts	(661)	(630)	(31)	4.9%
Plus: Prior period RNG volumes dispensed in current period	358	368	(10)	(2.7%)
Less: Current period RNG production volumes not dispensed	(357)	(367)	10	(2.7%)
Total RNG volumes available for RIN generation (1)	2,134	2,154	(20)	(0.9%)

RIN Metrics
Current RIN generation ( x 11.727) (2)	25,029	25,268	(239)	(0.9%)
Less: Counterparty share (RINs)	(2,541)	(2,651)	110	(4.1%)
Plus: Prior period RINs carried into current period	108	739	(631)	(85.4%)
Less: CY RINs carried into next CY	—	—	—	—
Total RINs available for sale (3)	22,596	23,356	(760)	(3.3%)
Less: RINs sold	(17,889)	(20,390)	2,501	(12.3%)
RIN Inventory	4,707	2,966	1,741	58.7%
RNG Inventory (volumes not dispensed for RINs) (4)	357	367	(10)	(2.7%)
Average Realized RIN price	$3.18	$2.28	$0.90	39.5%

Operating Expenses
Renewable Natural Gas Operating Expenses	$40,609	$36,220	$4,389	12.1%
Operating Expenses per MMBtu (actual)	$14.53	$13.01	$1.52	11.7%

REG Operating Expenses	$8,039	$7,255	$784	10.8%
$/MWh (actual)	$81.20	$76.37	$4.83	6.3%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	99	95	4	4.2%
Average Realized Price $/MWh (actual)	$93.94	$94.91	$(0.97)	(1.0%)

(1) RINs are generated the month following the month gas is produced and dispensed. Volumes under fixed/floor arrangements generate RINs which we not self-market.
(2) One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under RFS program.
(3) Represents RINs available to be self-marketed by us during the reporting period.
(4) Represents gas production on which RINs are not generated.

The following table summarizes our revenues, expenses and net income (loss) for the periods set forth below:

	For the six months ended June 30,			Change
	2024	2023	Change	%
Total operating revenues	$82,125	$72,409	$9,716	13.4%
Operating expenses:
Operating and maintenance expenses	33,113	29,402	3,711	12.6%
General and administrative expenses	18,166	18,220	(54)	(0.3)%
Royalties, transportation, gathering and production fuel	15,593	14,138	1,455	10.3%
Depreciation, depletion and amortization	11,257	10,447	810	7.8%
Impairment loss	699	726	(27)	(3.7)%
Transaction costs	61	86	(25)	(29.1)%
Total operating expenses	78,889	73,019	5,870	8.0%
Operating income (loss)	$3,236	$(610)	$3,846	(630.5)%
Other expenses:	1,341	2,302	(961)	(41.7)%
Net income (loss) before income taxes:	1,895	(2,912)	4,807	(165.1)%
Income tax expense (benefit)	757	(127)	884	(696.1)%
Net income (loss)	$1,138	$(2,785)	$3,923	(140.9)%

Revenues for the Six Months Ended June 30, 2024 and 2023

Total revenues in the first six months of 2024 were $82,125, an increase of $9,716 (13.4%) compared to $72,409 in the first six months of 2023. The increase is primarily related to an increase in Realized RIN pricing of approximately 39.5% during the first six months of 2024 compared to the first six months of 2023.

Renewable Natural Gas Revenues

We produced 2,794 MMBtu of RNG during the first six months of 2024, an increase of 11 MMBtu (0.4%) over the 2,783 MMBtu produced in the first six months of 2023. Our Coastal facility produced 82 MMBtu more in the first six months of 2024 compared to the first six months of 2023 as a result of plant processing equipment improvements and wellfield operational enhancements. Our Pico facility produced 22 MMBtu more in the first six months of 2024 compared to the first six months of 2023 as a result of commissioning our dairy digestion expansion project. Our Raeger facility produced 18 MMBtu more in the first six months of 2024 compared to the first six months of 2023 as a result of plant processing equipment improvements. Offsetting these increases was our Rumpke facility which produced 105 MMBtu less in the first six months of 2024 compared to the first six months of 2023 as a result of reduced feedstock inlet and, process equipment failures which have since been corrected, in the first six months of 2024.

Revenues from the Renewable Natural Gas segment in the first six months of 2024 were $72,825, an increase of $9,432 (14.9%) compared to $63,393 in the first six months of 2023. Average commodity pricing for natural gas for the first six months of 2024 was $2.07 per MMBtu, 25.0% lower than the first six months of 2023. During the first six months of 2024, we self-monetized 17,889 RINs, representing a 2,501 decrease (12.3%) compared to 20,390 in the first six months of 2023. Average pricing realized on RIN sales during the first six months of 2024 was $3.18 as compared to $2.28 in the first six months of 2023, an increase of 39.5%. This compares to the average D3 RIN index price for the first six months of 2024 of $3.16 as compared to $2.10 in the first six months of 2023, an increase of approximately 50.5%. At June 30, 2024, we had approximately 357 MMBtu available for RIN generation and we had approximately 4,707 RINs generated and unsold. At June 30, 2023, we had approximately 367 MMBtu available for RIN generation and 2,966 RINs generated and unsold.

Renewable Electricity Generation Revenues

We produced approximately 99 MWh in Renewable Electricity in the first six months of 2024, an increase of 4 MWh (4.2%) from 95 MWh in the first six months of 2023. Our Tulsa facility produced approximately 2 MWh more in the first six months of 2024 compared to the first six months of 2023 as a result of engine component failures that occurred in the first six months of 2023. Our Bowerman facility produced approximately 1 MWh more in the first six months of 2024 compared to the first six months of 2023 primarily related to the preventative engine maintenance that was completed in the first six months of 2023.

Revenues from Renewable Electricity facilities in the first six months of 2024 were $9,300, an increase of $284 (3.1%) compared to $9,016 in the first six months of 2023. The increase is primarily driven by the increase in our Tulsa and Bowerman facility production volumes.

In the first six months of 2024, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 99.9% in the first six months of 2023. This provides us with certainty of price resulting from our Renewable Electricity sites.

Expenses for the Six Months Ended June 30, 2024 and 2023

General and Administrative Expenses

Total general and administrative expenses were $18,166 for the first six months of 2024, a decrease of $54 (0.3%) compared to $18,220 for the first six months of 2023. Our professional fees decreased approximately $1,263 (41.8%) in the first six months of 2024 compared to the first six months of 2023. Employee related costs, including stock-based compensation costs were $11,090 in the first six months of 2024, an increase of $913 (9.0%) compared to $10,177 in the first six months of 2023. Our corporate insurance fees increased approximately $100 (3.6%) in the first six months of 2024 compared to the first six months of 2023.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the first six months of 2024 were $26,043, an increase of $3,003 (13.0%) as compared to $23,040 in the first six months of 2023. Included in first six months of 2024 total operating and maintenance expenses for our RNG facilities is utility expense of $7,722, an increase of $393 (5.4%) compared to $7,329 in the first six months of 2023. Our Rumpke facility operating maintenance expenses increased approximately $1,132 primarily related to media change outs and disposal costs. Our McCarty facility operating maintenance expenses increased approximately $462 primarily related to a wellfield operational enhancement program. Our Apex facility operating maintenance expenses increased approximately $629 primarily related to the timing of preventative maintenance related to gas processing equipment.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities for the first six months of 2024 were $14,565, an increase of $1,385 (10.5%) compared to $13,180 in the first six months of 2023. We recorded a reduction to our Pico facility earnout of approximately 10.0% during the first six months of 2024. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of RNG revenues to 20.0% for the first six months of 2024 from 20.8% in the first six months of 2023.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the first six months of 2024 were $7,009, an increase of $712 (11.3%) compared to $6,297 in the first six months of 2023. Our Bowerman facility operating and maintenance expenses increased approximately $634 which was primarily driven by the timing of annual original equipment manufacturer preventative maintenance expenses.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first six months of 2024 were $1,030, an increase of $72 (7.5%) compared to $958 in the first six months of 2023. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses increased to 11.1% from 10.6%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the first six months of 2024 were $15,593, an increase of $1,455 (10.3%) compared to $14,138 in the first six months of 2023. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the first six months of 2024 was $11,257, an increase of $810 (7.8%) compared to $10,447 in the first six months of 2023. The increase is associated with timing of capital investment placed into service related to our Pico digestion capacity increase and Raeger capital improvement projects

Impairment loss

We calculated and recorded impairment losses of $699 in the first six months of 2024, a decrease of $27 (3.7%) compared to $726 in the first six months of 2023. The impairment losses in the first six months of 2024 primarily relate to the remaining book value of assets at the Security facility and various RNG equipment that was deemed obsolete for current operations. The first six months of 2023 impairment related to specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use

Other Expenses

Other expenses in the first six months of 2024 was $1,341, a decrease of $961 (41.7%) compared to $2,302 in the first six months of 2023. The decrease is primarily related to proceeds received from the sale of gas rights ahead of the fuel supply agreement expiration of our Security facility.

Income Tax Expense

Income tax expense for the six months ended June 30, 2024 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21.0% primarily due to the benefit from production tax credits.

The effective tax rate of 39.9% for the six months ended June 30, 2024 was higher than the rate for the six months ended June 30, 2023 of 4.4% primarily due to discrete events related to the vesting of restricted stock grants on stock compensation as compared to the year to date pre-tax book income. The prior year period benefit was related to the year to date pre-tax book loss.

Operating Income (Loss) for the Six Months Ended June 30, 2024 and 2023

Operating income in the first six months of 2024 was $3,236, an increase of $3,846 (630.5%) compared to an operating loss of $610 in the first six months of 2023. RNG operating income for the first six months of 2024 was $23,296, an increase of $4,551 (24.3%) compared to $18,745 in the first six months of 2023. Renewable Electricity Generation operating loss for the first six months of 2024 was $1,592, an increase of $769 (93.4%) compared to $823 for the first six months of 2023.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net (loss) income, which is the most directly comparable GAAP measure, for the three months ended June 30, 2024 and 2023:

	For the three months ended June 30,
	2024	2023
Net (loss) income	$(712)	$1,003
Depreciation, depletion and amortization	5,823	5,251
Interest expense	1,286	711
Income tax expense	344	11,933
Consolidated EBITDA	6,741	18,898

Impairment loss (1)	171	274
Net loss on sale of assets	49	—
Transaction costs	—	3
Adjusted EBITDA	$6,961	$19,175

(1)
We recorded impairment losses of $171 and $274 for the three months ended June 30, 2024 and 2023, respectively. The impairment losses in the second quarter of 2024 primarily relate to various RNG equipment that was deemed obsolete for current operations. The second quarter of 2023 impairment relates to specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and recorded in our RNG segment.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss), which is the most directly comparable GAAP measure, for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023
Net income (loss)	$1,138	$(2,785)
Depreciation, depletion and amortization	11,257	10,447
Interest expense	2,451	2,386
Income tax expense (benefit)	757	(127)
Consolidated EBITDA	15,603	9,921

Impairment loss (1)	699	726
Net loss of sale of assets	71	37
Transaction costs	61	86
Adjusted EBITDA	$16,434	$10,770

(1)
We recorded impairment losses of $699 and $726 for the six months ended June 30, 2024 and 2023, respectively. The impairment losses in the first six months of 2024 primarily relate to the remaining book value of assets at the Security facility and various RNG equipment that was deemed obsolete for current operations. The first six months of 2023 impairment relates to specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2024 and June 30, 2023, our cash and cash equivalents, net of restricted cash, was $42,285 and $77,630 respectively. We intend to fund development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.

At June 30, 2024, we had debt before debt issuance costs of $60,000, compared to debt before debt issuance costs of $64,000 at December 31, 2023.

Our debt before issuance costs (in thousands) are as follows:

	June 30, 2024	December 31, 2023
Term loan	$60,000	64,000
Revolving credit facility	—	—
Debt before debt issuance costs	$60,000	$64,000

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

As of June 30, 2024, $60,000 was outstanding under the term loan and we had no outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through 2024, then increases to $3,000 through 2026, with a final payment of $32,000 in late 2026 with an interest rate of 6.19% and 6.11% at June 30, 2024 and December 31, 2023, respectively. The revolving and term loans under the Amended Credit Agreement bear interest at the Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement).

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

As of June 30, 2024, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.

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

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2024 capital expenditures to range between $14,000 and $16,000. Our 2024 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, other specific facility improvements, and information technology improvements. Additionally, we currently estimate that our existing 2024 development capital expenditures will range between $70,000 and $90,000. The primary reason for this decrease relates to the timing of project components payments associated with our Bowerman RNG project. The majority of our 2024 development capital expenditures are related to our ongoing development of Montauk Ag Renewables, the second Apex facility, the Blue Granite RNG project, the Bowerman RNG project, and our EENA CO2 project. Our Amended Credit Agreement provides us with a $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. We are currently in various stages of discussions regarding a variety of strategic growth opportunities. Included amongst these opportunities are: approximately up to six LFG RNG, waste-water treatment RNG, and CNG distribution opportunities. If we ultimately enter into definitive agreements for any of these opportunities, we expect to incur material capital expenditures related to either acquisition costs or development costs, or both. As we continue to explore strategic growth opportunities and while we have entered into nonbinding letters of intent for certain of these opportunities, we provide no assurances that our plans related to any or all of these strategic opportunities will progress to definitive agreements. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Amended Credit Agreement would allow us to pursue and close on our identified strategic growth opportunities in addition to the previously discussed non-development and development capital expenditures.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$14,485	$6,077
Investing activities	(41,555)	(29,587)
Financing activities	(4,427)	(4,036)
Net decrease in cash and cash equivalents	(31,497)	(27,546)
Restricted cash, end of the period	460	430
Cash and cash equivalents, end of period	42,745	78,060

For the first six months of 2024, we generated $14,485 of cash provided by operating activities compared to $6,077 in the first six months of 2023. For the first six months of 2024, income and adjustments to income from operating activities provided $17,356 compared to income and adjustments to income provided $12,624 in first six months of 2023. Working capital and other assets and liabilities provided $2,871 in the first six months of 2024 compared to working capital and other assets and liabilities provided $6,547 in the first six months of 2023.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. Our capital expenditures for the first six months of 2024 were $40,764, of which $19,001, $6,896, $6,745, $1,795, and $1,260 were related to the Montauk Ag Renewables in North Carolina, second Apex RNG facility, Bowerman RNG project, Blue Granite RNG project, and the Pico facility digestion capacity increase, respectively. We completed a land acquisition in Turkey, NC for 42 acres during the first six months of 2024 for $820.

Our net cash flows used in financing activities of $4,427 for the first six months of 2024 increased by $391 compared to cash used in financing activities in the first six months of 2023 of $4,036.

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

We have contractual obligations under our debt agreement, including interest payments and principal repayments. See Note 12 in the unaudited condensed consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During the first six months of 2024, we had approximately $2,505 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no draw downs on these outstanding letters of credit. During the first six months of 2023, we did not have off-balance sheet arrangements other than outstanding letters of credit of approximately $2,405.

We have contractual obligations involving operating leases. We lease office space and other office equipment under operating lease arrangements, expiring in various years through 2033. See Note 18 in the unaudited condensed consolidated financial statements for further information related to the lease obligations.

We have other contractual obligations associated with our fuel supply agreements. The expiration of these agreements range between 3-19 years. The minimum royalty and capital obligation associated with these agreements range from $8 to $1,645.

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

Finite-Lived Asset Impairment

In accordance with FASB ASC Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material. We identified discrete events and recorded impairment of $699 and $726 for the six months ended June 30 2024 and 2023, respectively. See Note 3 in the unaudited condensed consolidated financial statements for further information related to asset impairments.

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

August 8, 2024	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Financial and Accounting Officer)