Form 10-Q
period 2024-09-30
Montauk Renewables, Inc.
filed 2024-11-12
CIK 1826600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of outstanding shares of the registrant’s common stock on November 8, 2024 was 143,367,622 shares.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. Forward-looking statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “strive,” “aim,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our future results of operations, financial condition, expectations and plans, including those related to the Montauk Ag project in North Carolina, the Second Apex RNG Facility, the Blue Granite RNG Facility, the Bowerman RNG Facility, the delivery of biogenic carbon dioxide volumes to European Energy, the Emvolon collaboration and pilot project, the resolution of gas collection issues at the McCarty facility, the delays and cancellations of landfill host wellfield expansion projects, the mitigation of wellfield extraction environmental factors at the Rumpke and Apex facilities, how we may monetize RNG production, and weather-related anomalies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•
our ability to develop and operate new renewable energy projects, including with livestock farms, and related challenges associated with new projects, such as identifying suitable locations and potential delays in acquisition financing, construction, and development;
•
reduction or elimination of government economic incentives to the renewable energy market, whether as a result of the new presidential administration or otherwise;
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
•
taxes, tariffs, duties or other assessments on equipment necessary to generate renewable energy or continued inflation could raise our operating costs or increase the construction costs of our existing or new projects;
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

•
existing regulations and changes to regulations and policies that effect our operations, whether as a result of the new presidential administration or otherwise;
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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONTAUK RENEWABLES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data):

	as of September 30,	as of December 31,
ASSETS	2024	2023
Current assets:
Cash and cash equivalents	$54,973	$73,811
Accounts and other receivables	19,217	12,752
Current restricted cash	82	8
Current portion of derivative instruments	428	785
Prepaid expenses and other current assets	4,576	2,819
Total current assets	$79,276	$90,175
Non-current restricted cash	$374	$423
Property, plant and equipment, net	249,845	214,289
Goodwill and intangible assets, net	18,460	18,421
Deferred tax assets	33	2,076
Non-current portion of derivative instruments	179	470
Operating lease right-of-use assets	4,054	4,313
Finance lease right-of-use assets	129	36
Related party receivable	10,168	10,138
Other assets	11,600	9,897
Total assets	$374,118	$350,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,154	$7,916
Accrued liabilities	15,763	12,789
Income tax payable	1,584	313
Current portion of operating lease liability	457	420
Current portion of finance lease liability	71	26
Current portion of long-term debt	10,868	7,886
Total current liabilities	$38,897	$29,350
Long-term debt, less current portion	$46,719	$55,614
Non-current portion of operating lease liability	3,849	4,133
Non-current portion of finance lease liability	58	10
Asset retirement obligations	6,226	5,900
Other liabilities	3,032	4,992

Total liabilities	$98,781	$99,999

Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value, authorized 690,000,000 shares; 143,732,811 shares issued at September 30, 2024 and December 31, 2023; 142,567,055 and 141,986,189 shares outstanding at September 30, 2024 and December 31, 2023, respectively	$1,425	$1,420
Treasury stock, at cost, 1,315,403 and 984,762 shares September 30, 2024 and December 31, 2023, respectively	(12,882)	(11,173)
Additional paid-in capital	222,994	214,378
Retained earnings	63,800	45,614
Total stockholders' equity	$275,337	$250,239
Total liabilities and stockholders' equity	$374,118	$350,238

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Total operating revenues	$65,917	$55,688	$148,042	$128,097

Operating expenses:
Operating and maintenance expenses	15,484	14,212	48,596	43,614
General and administrative expenses	10,037	7,848	28,202	26,069
Royalties, transportation, gathering and production fuel	11,107	11,450	26,702	25,588
Depreciation, depletion and amortization	6,048	5,346	17,305	15,792
Impairment loss	533	51	1,232	777
Transaction costs	—	—	61	86
Total operating expenses	$43,209	$38,907	$122,098	$111,926
Operating income	$22,708	$16,781	$25,944	$16,171

Other expenses (income):
Interest expense	$1,835	$1,295	$4,285	$3,681
Other income	(140)	(256)	(1,249)	(340)
Total other expenses	$1,695	$1,039	$3,036	$3,341
Income before income taxes	$21,013	$15,742	$22,908	$12,830

Income tax expense	3,965	2,808	4,722	2,681
Net income	$17,048	$12,934	$18,186	$10,149

Income per share:
Basic	$0.12	$0.09	$0.13	$0.07
Diluted	$0.12	$0.09	$0.13	$0.07

Weighted-average common shares outstanding:
Basic	142,410,940	141,717,612	142,156,540	141,661,790
Diluted	142,620,332	142,299,875	142,331,541	142,000,827

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data):

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total equity
Balance at June 30, 2024	142,186,722	$1,422	1,069,627	$(11,570)	$218,717	$46,752	$255,321
Issuance of common stock	380,333	3	—	—	—	—	3
Treasury stock	—	—	245,776	(1,312)	—	—	(1,312)
Net income	—	—	—	—	—	17,048	17,048
Stock-based compensation	—	—	—	—	4,277	—	4,277
Balance at September 30, 2024	142,567,055	$1,425	1,315,403	$(12,882)	$222,994	$63,800	$275,337

Balance at June 30, 2023	141,633,417	$1,416	971,306	$(11,051)	$209,555	$27,881	$227,801
Vesting of stock awards	215,165	—	—	—	—	—	—
Net income	—	—	—	—	—	12,934	12,934
Stock-based compensation	—	—	—	—	2,500	—	2,500
Balance at September 30, 2023	141,848,582	$1,416	971,306	$(11,051)	$212,055	$40,815	$243,235

Balance at December 31, 2023	141,986,189	$1,420	984,762	$(11,173)	$214,378	$45,614	$250,239
Issuance of common stock	580,866	5	—	—	—	—	5
Treasury stock	—	—	330,641	(1,709)	—	—	(1,709)
Net income	—	—	—	—	—	18,186	18,186
Stock-based compensation	—	—	—	—	8,616	—	8,616
Balance at September 30, 2024	142,567,055	$1,425	1,315,403	$(12,882)	$222,994	$63,800	$275,337

Balance at December 31, 2022	141,633,417	$1,416	971,306	$(11,051)	$206,060	$30,666	$227,091
Vesting of stock awards	215,165	—	—	—	—	—	—
Net income	—	—	—	—	—	10,149	10,149
Stock-based compensation	—	—	—	—	5,995	—	5,995
Balance at September 30, 2023	141,848,582	$1,416	971,306	$(11,051)	$212,055	$40,815	$243,235

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands):

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$18,186	$10,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,305	15,792
Provision for deferred income taxes	2,044	1,786
Stock-based compensation	8,616	5,995
Derivative mark-to-market adjustments and settlements	648	(160)
Net loss on sale of assets	72	37
(Decrease) increase in earn-out liability	(1,744)	959
Accretion of asset retirement obligations	333	304
Liabilities associated with properties sold	(225)	—
Amortization of debt issuance costs	270	276
Impairment loss	1,232	777
Changes in operating assets and liabilities:
Accounts and other receivables and other current assets	(9,997)	(18,123)
Accounts payable and other accrued expenses	6,331	1,795
Net cash provided by operating activities	$43,071	$19,587
Cash flows from investing activities:
Capital expenditures	$(53,334)	$(45,406)
Asset acquisition	(820)	—
Cash collateral deposits	25	2
Net cash used in investing activities	$(54,129)	$(45,404)
Cash flows from financing activities:
Repayments of long-term debt	$(6,000)	$(6,000)
Common stock issuance	5	—
Treasury stock purchase	(1,709)	—
Finance lease payments	(51)	(54)
Net cash used in financing activities	$(7,755)	$(6,054)
Net decrease in cash and cash equivalents and restricted cash	$(18,813)	$(31,871)
Cash and cash equivalents and restricted cash at beginning of period	$74,242	$105,606
Cash and cash equivalents and restricted cash at end of period	$55,429	$73,735
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$54,973	$73,304
Restricted cash and cash equivalents - current	82	22
Restricted cash and cash equivalents - non-current	374	409
	$55,429	$73,735

Supplemental cash flow information:
Cash paid for interest	$3,895	$3,713
Cash paid for income taxes	1,407	1,034
Accrual for purchase of property, plant and equipment included in accounts payable and accrued liabilities	6,928	2,595

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per-share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS

Operations and organization

Montauk Renewables’ Business

Montauk Renewables, Inc. (the “Company” or “Montauk Renewables”) is a renewable energy company specializing in the management, recovery and conversion of biogas into Renewable Natural Gas (“RNG”). The Company captures methane, preventing it from being released into the atmosphere, and converts it into either RNG or electrical power for the electrical grid (“Renewable Electricity Generation” or "REG"). The Company, headquartered in Pittsburgh, Pennsylvania, has more than 30 years of experience in the development, operation and management of landfill methane-fueled renewable energy projects. The Company has operations at 14 projects and ongoing development projects located in California, Idaho, Ohio, Oklahoma, Pennsylvania, North Carolina, South Carolina and Texas. The Company sells RNG and Renewable Electricity, taking advantage of Environmental Attribute premiums available under federal and state policies that incentivize their use.

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

Another key revenue driver is the sale of generated electricity and the associated environmental premiums related to electricity sales. The Company’s electric facilities are designed to conform to and monetize various state renewable portfolio standards requiring a percentage of the electricity produced in that state to come from a renewable resource. Such premiums are in the form of Renewable Energy Credits (“RECs”). The Company’s largest electric facility, located in California, receives revenue for the monetization of RECs as a part of a purchase power agreement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 (the “2023 Annual Report”). The results of operations for the three and nine months ended September 30, 2024 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2023, has been derived from the audited financial statements as of that date. For further information, refer to the Company’s audited financial statements and notes thereto included for the year ended December 31, 2023 in the 2023 Annual Report.

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

The RNG segment represents the sale of gas sold at fixed-price contracts, counterparty shares of RNG volumes and applicable Environmental Attributes. This business unit represents the majority of the revenues generated by the Company. The Renewable Electricity Generation segment represents the sale of generated electricity and applicable Environmental Attributes.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The FASB included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. The sunset provision has been amended from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company’s current debt agreement bears interest at the Bloomberg Short-Term Bank Yield Index Rate, "BSBY", plus an applicable margin. The BSBY index will cease on November 15, 2024, and the current debt agreement has been amended to utilize the Secured Overnight Financing Rate Index, "SOFR", plus an applicable margin.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments. The amendments in 2023-07 aim to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. Other than enhanced disclosures, the Company does not expect a material impact from the adoption of this standard on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the Company's Annual Report on Form 10-K for the year ended December 31, 2025, with early adoption permitted. Other than enhanced disclosures, the Company does not expect a material impact from the adoption of this standard on its consolidated financial statements.

NOTE 3 – ASSET IMPAIRMENT

The Company recorded an impairment loss of $533 and $51 for the three months ended September 30, 2024 and 2023, respectively and $1,232 and $777 for the nine months ended September 30, 2024 and 2023, respectively. On February 18, 2024, for one of its REG sites, the Company entered into a bill of sale, assignment and assumption agreement to sell its rights to the existing fuel supply agreement and property back to the site host in advance of the fuel supply agreement termination date and received $1,000 in proceeds. The effective date of the sale, assignment and assumption agreement is October 1, 2024. The Company elected to cease operations prior to the assignment date and consequently the remaining book value of long lived assets and intangibles were impaired for $312. The remaining impairments included $591 for various RNG equipment that was deemed obsolete or inoperable for current operations and $329 in REG assets that were impacted under initial startup testing for one of its REG construction work in progress sites. The 2023 impairments were for specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and recorded in the Company's RNG segment.

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

The Company’s performance obligations related to the sale of renewable energy (i.e. RNG and Renewable Electricity Generation) are generally satisfied over time. Revenue related to the sale of renewable energy is generally recognized over time using an output based upon the product quantity delivered to the customer. This measure is used to best depict the Company’s performance to date under the terms of the contract. Revenue from products transferred to customers over time accounted for approximately 16% and 18% of revenue for the three months ended September 30, 2024 and 2023, respectively, and 20% and 24% of revenue for the nine months ended September 30, 2024 and 2023, respectively.

The nature of the Company’s contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of the Company’s influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the contracts is considered fully constrained.

The Company’s performance obligations related to the sale of Environmental Attributes are generally satisfied at a point in time and were approximately 84% and 82% of revenue for the three months ended September 30, 2024 and 2023, respectively, and 80% and 76% for the nine months ended September 30, 2024 and 2023, respectively. The Company recognizes Environmental Attribute revenue at the point in time in which the customer obtains control of the Environmental Attributes, which is generally when the title of the Environmental Attribute passes to the customer upon delivery. In limited cases, title does not transfer to the customer and revenue is not recognized until the customer has accepted the Environmental Attributes.

The following tables display the Company’s disaggregated revenue by major source based on product type and timing of transfer of goods and services for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$333	$8,100	$8,433
Natural gas environmental attributes	53,206	—	53,206
Electric commodity	—	2,402	2,402
Electric environmental attributes	1,876	—	1,876
	$55,415	$10,502	$65,917
Operating segment:
RNG	$53,539	$8,100	$61,639
REG	1,876	2,402	4,278
	$55,415	$10,502	$65,917

	Three months ended September 30, 2023
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$232	$7,060	$7,292
Natural gas environmental attributes	43,612	—	43,612
Electric commodity	—	2,821	2,821
Electric environmental attributes	1,963	—	1,963
	$45,807	$9,881	$55,688
Operating segment:
RNG	$43,844	$7,060	$50,904
REG	1,963	2,821	4,784
	$45,807	$9,881	$55,688

	Nine months ended September 30, 2024
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$1,023	$22,024	$23,047
Natural gas environmental attributes	111,281	—	111,281
Electric commodity	—	7,983	7,983
Electric environmental attributes	5,731	—	5,731
	$118,035	$30,007	$148,042
Operating segment:
RNG	$112,304	$22,024	$134,328
REG	5,731	7,983	13,714
	$118,035	$30,007	$148,042

	Nine months ended September 30, 2023
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$638	$21,931	$22,569
Natural gas environmental attributes	91,630	—	91,630
Electric commodity	—	8,244	8,244
Electric environmental attributes	5,654	—	5,654
	$97,922	$30,175	$128,097
Operating segment:
RNG	$92,268	$21,931	$114,199
REG	5,654	8,244	13,898
	$97,922	$30,175	$128,097

Practical expedients and remaining performance obligations

The Company recognizes the sale of natural gas and electric commodities using the right to invoice practical expedient. The Company determined that the revenues recognized as of period end correspond directly with the value transferred to customers and the Company's satisfaction of the performance obligations to date. Furthermore, with the application of the right to invoice practical expedient and in consideration that contracts related to future environmental attributes sales do not exceed one year, there were no remaining unsatisfied or partially satisfied performance obligations as of September 30, 2024 and December 31, 2023, respectively.

NOTE 5 – ACCOUNTS AND OTHER RECEIVABLES

The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the consolidated statements of operations. No reserve expense was recorded for the three and nine months ended September 30, 2024 and 2023.

Accounts and other receivables consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accounts receivables	$19,056	$12,557
Other receivables	145	148
Reimbursable expenses	16	47
Accounts and other receivables, net	$19,217	$12,752

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Land	$1,568	$748
Buildings and improvements	36,506	30,329
Machinery and equipment	276,078	255,421
Gas mineral rights	35,526	35,526
Construction work in progress	90,122	67,747
Total	$439,800	$389,771
Less: Accumulated depreciation and amortization	(189,955)	(175,482)
Property, plant & equipment, net	$249,845	$214,289

Depreciation expense for property plant and equipment was $5,691 and $4,956 for the three months ended September 30, 2024 and 2023, respectively, and $16,245 and $14,624 for the nine months ended September 30, 2024 and 2023, respectively. Depletion expense for gas mineral rights was $91 and $129 for the three months ended September 30, 2024 and 2023, respectively, and $273 and $385 for the nine months ended September 30, 2024 and 2023, respectively.

Construction work in progress consists of RNG and REG capital expenditures on developmental projects and improvements to existing sites. Projects, on average, last between 18 to 36 months, and when completed for their intended use, costs are placed in service and begin depreciating.

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

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	328	329
Total intangible assets with indefinite lives:	$328	$329
Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $4,406 and $3,847	$14,803	$14,584
Customer contracts, net of accumulated amortization of $17,415 and $17,254	3,269	3,448
Total intangible assets with finite lives:	$18,072	$18,032
Total Goodwill and Intangible assets	$18,460	$18,421

As of September 30, 2024, the weighted average remaining useful lives for customer contracts and interconnections were 13 and 14 years, respectively. Amortization expense was $248 and $243 for the three months ended September 30, 2024 and 2023, respectively and $738 and $729 for the nine months ended September 30, 2024 and 2023, respectively.

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

The $218 change in estimates for the nine months ended September 30, 2024 was due to RNG fuel supply agreement extensions and an RNG project that necessitated reassessments. The $225 reduction in the liability was due to an REG site sale as described in Note 3.

The following table summarizes the activity associated with asset retirement obligations of the Company as of September 30, 2024 and December 31, 2023:

	Nine months ended September 30,	Year ended December 31,
	2024	2023
Asset retirement obligations—beginning of period	$5,900	$5,493
Accretion expense	333	407
Changes in estimate	218	—
Liabilities associated with properties sold	(225)	—
Asset retirement obligations—end of period	$6,226	$5,900

NOTE 9 – DERIVATIVE INSTRUMENTS

To mitigate market risk associated with fluctuations in interest rates, the Company utilizes swap contracts under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the Company had the following cash gains/losses and non-cash gains/losses in the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

		For the three months ended September 30,
Derivative Instrument	Location	2024	2023
Interest rate swaps	Interest expense	$(674)	$41
Net (loss) gain		$(674)	$41

		For the nine months ended September 30,
Derivative Instrument	Location	2024	2023
Interest rate swaps	Interest expense	$(648)	$160
Net (loss) gain		$(648)	$160

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of September 30, 2024 and December 31, 2023, set forth by level, within the fair value hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$607	$—	$607
Asset retirement obligations	—	—	(6,226)	(6,226)
Pico earn-out liability	—	—	(3,365)	(3,365)
	$—	$607	$(9,591)	$(8,984)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,255	$—	$1,255
Asset retirement obligations	—	—	(5,900)	(5,900)
Pico earn-out liability	—	—	(5,109)	(5,109)
	$—	$1,255	$(11,009)	$(9,754)

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

A summary of change in the fair value of the Company’s Level 3 instrument, attributable to asset retirement obligations, for the nine months ended September 30, 2024 and the year ended December 31, 2023 is included in Note 8. The Company’s earn-out fair value liability at its Idaho agricultural digester site is determined by calculating the estimated present value of the future obligation. The present value is assessed quarterly and is based on macro-economic factors such as inflation and risk free US Treasury rates. Company specific estimates utilized include current and future interest rates, digester inlet gas flow and projected EBITDA. A weighted average probability approach is utilized for the variables discussed above. The earn-out is classified as a Level 3 financial instrument and changes in the balance are recorded in Accrued liabilities and Other liabilities within the consolidated balance sheets and in the Royalties, transportation, gathering and production fuel within the consolidated statements of operations. Interest rate swap derivatives are classified as Level 2 financial instruments and are valued utilizing quoted forward Bloomberg Short-Term Bank Yield Index Rates. In addition, certain assets are measured at fair value on a non-recurring basis when an indicator of impairment is identified and the assets’ fair values are determined to be less than its carrying value. See Note 3 for additional information.

NOTE 11 – ACCRUED LIABILITIES

The Company’s accrued liabilities consists of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accrued expenses	$5,160	$3,983
Payroll and related benefits	2,541	2,355
Royalty	6,006	3,897
Utility	1,585	1,653
Accrued interest	329	827
Other	142	74
Accrued liabilities	$15,763	$12,789

NOTE 12 – DEBT

The Company’s debt consists of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Term loans	$58,000	$64,000
Less: current principal maturities	(11,000)	(8,000)
Less: debt issuance costs (on long-term debt)	(281)	(386)
Long-term debt	$46,719	$55,614
Current portion of long-term debt	10,868	7,886
Total debt	$57,587	$63,500

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

The Company accounted for the Fourth Amendment as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense was $90 and $92 for the three months ended September 30, 2024 and 2023, respectively, and $270 and $276 for the nine months ended September 30, 2024 and 2023, respectively, and was recorded within interest expense on the Consolidated Statement of Operations.

As of September 30, 2024, $58,000 was outstanding under the term loan. In addition, the Company had $2,185 of outstanding letters of credit as of September 30, 2024. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of September 30, 2024, the Company’s capacity available for borrowing under the revolving credit facility was $117,815. As of September 30, 2024, borrowings of the term loans and revolving credit facility bear interest at the Bloomberg Short-Term Bank Yield Index Rate, plus an applicable margin. Interest rates as of September 30, 2024 and December 31, 2023 were 6.12% and 6.11%, respectively.

As of September 30, 2024, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

NOTE 13 – INCOME TAXES

The Company’s provision for income taxes in interim periods is typically computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. For the nine months ended September 30, 2024, the Company utilized an estimated effective tax rate.

	For the three months ended September 30,
	2024	2023
Expense provision for income taxes	$3,965	$2,808
Effective tax rate	19%	18%

	For the nine months ended September 30,
	2024	2023
Expense provision for income taxes	$4,722	$2,681
Effective tax rate	21%	21%

The effective tax rate of 19% for the three months ended September 30, 2024 differed slightly from the rate for the three months ended September 30, 2023 of 18% primarily due to both periods having discrete events related to stock compensation and production tax credits.

The effective tax rate of 21% for the nine months ended September 30, 2024 was unchanged compared to the rate for the nine months ended September 30, 2023 of 21% primarily due to both periods having discrete events related to stock compensation as compared to the year to date pre-tax book income.

Income tax expense for the three and nine months ended September 30, 2024 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the benefit from production tax credits and stock related discrete items.

NOTE 14 – SHARE-BASED COMPENSATION

The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified stock options, restricted stock units and restricted share awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted share awards, the officers of the Company made elections under Section 83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports restricted shares and restricted stock units when vested and in the case of options, when such awards are settled in the Company’s common stock. Stock compensation expense related to these awards was $502 and $685 for the three months ended September 30, 2024 and September 30, 2023, respectively and $1,203 and $1,279 for the nine months ended September 30, 2024 and September 30, 2023, respectively.

In connection with a May 2021 asset acquisition, 1,250,000 restricted share awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with such acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and will only be subject to time-based vesting requirements over a five-year period. The awards were revalued at $15,500. Stock compensation expense related to these awards was $3,122 and $1,227 for the three months ended September 30, 2024 and September 30, 2023, respectively and $5,446 and $3,681 for the nine months ended September 30, 2024, and September 30, 2023 respectively. During the third quarter of 2024, the Company recognized $2,911 of non-cash stock compensation expense. This nonrecurring expense recorded within General and administration expense was related to the acceleration of previously unrecognized stock compensation expense related to an employment termination.

In 2023, the board of directors of the Company approved the grant of non-qualified stock options to the executive officers of the Company, which vest ratably over a period of three to five years. Stock compensation expense related to these awards was $657 and $588 for the three months ended September 30, 2024 and September 30, 2023, respectively and $1,972 and $1,035 for the nine months ended September 30, 2024, and September 30, 2023, respectively.

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

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as of September 30, 2024 and September 30, 2023, respectively:

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2023	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Beginning of period - January 1, 2024	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Granted	—	—	10,000	6.48	—	—
Vested	(911,507)	11.95	—	—	—	—
Forfeited	—	—	—	—	—	—
End of period - Balance at September 30, 2024	727,171	$11.85	160,000	$9.87	2,325,000	$7.04

End of period - December 31, 2022	2,028,301	$11.80	280,000	$10.13	—	$—
Beginning of period - January 1, 2023	2,028,301	$11.80	280,000	$10.13	—	$—
Granted	—	—	—	—	2,325,000	4.39
Vested	(215,165)	11.38	—	—	—	—
Forfeited	(73,395)	11.38	(80,000)	10.23	—	—
End of period - September 30, 2023	1,739,741	$11.87	200,000	$10.09	2,325,000	$4.39

As of September 30, 2024 no vested options have been exercised. Unrecognized MRI EICP compensation expense for awards the Company expects to vest as of September 30, 2024, was $9,600 and will be recognized over approximately 4 years.

NOTE 15 – DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $168 and $166 for the three months ended September 30, 2024 and 2023, respectively, and $580 and $496 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 16 – RELATED PARTY TRANSACTIONS

Intercompany Transactions

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

Under applicable guidance for variable interest entities in ASC 810, Consolidation, the Company determined that MNK is a variable interest entity. The Company concluded that it is not the primary beneficiary of the variable interest entity, as the Company does not have a controlling financial interest and does not have the power to direct the activities that most significantly impact the economic performance of MNK. Accordingly, the Company concluded that presentation of the Amended Promissory Note as a related party receivable remains appropriate. The maximum exposure to loss is limited to the Promissory Note principal and accrued interest, which totaled $10,168 and $10,138 as of September 30, 2024 and December 31, 2023, respectively.

MNK was delisted from the JSE on January 26, 2021. The MNK Board of Directors and Shareholders held its annual general meeting in March 2023 and voted to take MNK private.

Employment Transactions

The Company signed a long-term immaterial lease in December 2023 with a landowner in North Carolina. This lease enabled the Company to construct a feedstock collection system on the property which is owned by the Company. In September 2024, the Company hired the landowner as an employee to assist in the procuring of additional long-term leases on farms for additional collection system installations related to feedstock in North Carolina.

Related Party Reimbursements

Periodically the Company will reimburse MNK and HCI Managerial Services Proprietary Limited, the administrator for the Company’s secondarily listed Johannesburg Stock Exchange trading symbol, for expenses incurred on behalf of the Company. Amounts reimbursed were $4 for each of the three months ended September 30, 2024 and 2023 and $12 and $106 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, respectively, $44 and $11 were owed.

NOTE 17 – SEGMENT INFORMATION

The Company’s operating segments for the three and nine months ended September 30, 2024 and 2023 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity plants. The Corporate segment is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s condensed consolidated financial statements. The following tables are consistent with the manner in which the chief operating decision maker evaluates the performance of each segment and allocates the Company’s resources. In the following tables, “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	Three months ended September 30, 2024
	RNG	REG	Corporate	Total
Total revenue	$61,750	$4,167	$—	$65,917
Net income (loss)	33,615	(619)	(15,948)	17,048
EBITDA	38,320	667	(10,091)	28,896
Adjusted EBITDA (1)	38,525	996	(10,091)	29,430
Total assets	184,201	103,673	86,244	374,118
Capital expenditures	5,803	6,627	141	12,571

(1)
Third quarter of 2024 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended September 30, 2024:

	Three months ended September 30, 2024
	RNG	REG	Corporate	Total
Net income (loss)	$33,615	$(619)	$(15,948)	$17,048
Depreciation, depletion and amortization	4,705	1,286	57	6,048
Interest expense	—	—	1,835	1,835
Income tax expense	—	—	3,965	3,965
EBITDA	$38,320	$667	$(10,091)	$28,896
Impairment loss	204	329	—	533
Net loss on sale of assets	1	—	—	1
Adjusted EBITDA	$38,525	$996	$(10,091)	$29,430

	Three months ended September 30, 2023
	RNG	REG	Corporate	Total
Total revenue	$50,935	$4,753	$—	$55,688
Net income (loss)	24,159	704	(11,929)	12,934
EBITDA	28,143	2,005	(7,765)	22,383
Adjusted EBITDA (2)	28,194	2,005	(7,765)	22,434
Total assets	172,888	65,048	107,675	345,611
Capital expenditures	8,673	7,105	41	15,819

(2) Third quarter of 2023 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the three months ended September 30, 2023:

	Three months ended September 30, 2023
	RNG	REG	Corporate	Total
Net income (loss)	$24,159	$704	$(11,929)	$12,934
Depreciation, depletion and amortization	3,984	1,301	61	5,346
Interest expense	—	—	1,295	1,295
Income tax expense	—	—	2,808	2,808
EBITDA	$28,143	$2,005	$(7,765)	$22,383
Impairment loss	51	—	—	51
Adjusted EBITDA	$28,194	$2,005	$(7,765)	$22,434

For the three months ended September 30, 2024 and 2023, two and four customers, respectively, made up greater than 10% of total revenues.

	Three months ended September 30, 2024
	RNG	REG	Corporate	Total
Customer A	29.1%	—	—	29.1%
Customer B	15.1%	—	—	15.1%

	Three months ended September 30, 2023
	RNG	REG	Corporate	Total
Customer A	21.9%	—	—	21.9%
Customer B	19.0%	—	—	19.0%
Customer C	13.8%	—	—	13.8%
Customer D	10.9%	—	—	10.9%

	Nine months ended September 30, 2024
	RNG	REG	Corporate	Total
Total revenue	$134,575	$13,467	$—	$148,042
Net income (loss)	56,866	(1,193)	(37,487)	18,186
EBITDA	70,176	2,635	(28,313)	44,498
Adjusted EBITDA (3)	70,839	3,276	(28,252)	45,863
Total assets	184,201	103,673	86,244	374,118
Capital expenditures	21,085	31,767	482	53,334

(3) First nine months of 2024 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the nine months ended September 30, 2024:

	Nine months ended September 30, 2024
	RNG	REG	Corporate	Total
Net income (loss)	$56,866	$(1,193)	$(37,487)	$18,186
Depreciation, depletion and amortization	13,310	3,827	168	17,305
Interest expense	—	1	4,284	4,285
Income tax expense	—	—	4,722	4,722
EBITDA	$70,176	$2,635	$(28,313)	$44,498
Impairment loss	591	641	—	1,232
Net loss on sale of assets	72	—	—	72
Transaction costs	—	—	61	61
Adjusted EBITDA	$70,839	$3,276	$(28,252)	$45,863

	Nine months ended September 30, 2023
	RNG	REG	Corporate	Total
Total revenue	$114,328	$13,769	$—	$128,097
Net income (loss)	42,847	(97)	(32,601)	10,149
EBITDA	54,570	3,788	(26,055)	32,303
Adjusted EBITDA (4)	55,384	3,788	(25,969)	33,203
Total assets	172,888	65,048	107,675	345,611
Capital expenditures	33,863	11,498	45	45,406

(4) First nine months of 2023 EBITDA Reconciliation

The following table is a reconciliation of the Company’s reportable segments’ net income (loss) from continuing operations to Adjusted EBITDA for the nine months ended September 30, 2023:

	Nine months ended September 30, 2023
	RNG	REG	Corporate	Total
Net income (loss)	$42,847	$(97)	$(32,601)	$10,149
Depreciation, depletion and amortization	11,723	3,885	184	15,792
Interest expense	—	—	3,681	3,681
Income tax benefit	—	—	2,681	2,681
EBITDA	$54,570	$3,788	$(26,055)	$32,303
Impairment loss	777	—	—	777
Net loss on sale of assets	37	—	—	37
Transaction costs	—	—	86	86
Adjusted EBITDA	$55,384	$3,788	$(25,969)	$33,203

For both the nine months ended September 30, 2024 and 2023, four customers made up greater than 10% of total revenues.

	Nine months ended September 30, 2024
	RNG	REG	Corporate	Total
Customer A	17.5%	—	—	17.5%
Customer B	16.3%	—	—	16.3%
Customer C	16.1%	—	—	16.1%
Customer D	11.8%	—	—	11.8%

	Nine months ended September 30, 2023
	RNG	REG	Corporate	Total
Customer A	21.1%	—	—	21.1%
Customer B	13.0%	—	—	13.0%
Customer C	12.0%	—	—	12.0%
Customer D	10.9%	—	—	10.9%

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

Supplemental information related to operating lease arrangements was as follows:

	For the three months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$152	$108
Weighted average remaining lease term (in years)	5.58	6.08
Weighted average discount rate	5.00%	5.00%

	For the nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$484	$280
Weighted average remaining lease term (in years)	5.58	6.08
Weighted average discount rate	5.00%	5.00%

Future minimum operating lease payments are as follows:

Year Ending
2024	$152
2025	649
2026	599
2027	583
2028	594
Thereafter	2,713
Imputed interest	(984)
Total	$4,306

Supplemental information related to finance lease arrangements was as follows:

	For the three months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of financing lease liabilities	$19	$19
Weighted average remaining lease term (in years)	2.75	0.40
Weighted average discount rate	5.00%	5.00%

	For the nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of financing lease liabilities	$51	$57
Weighted average remaining lease term (in years)	2.75	0.40
Weighted average discount rate	5.00%	5.00%

Future minimum finance lease payments are as follows:

Year Ending
2024	$19
2025	76
2026	32
2027	1
2028	1
Thereafter	10
Imputed interest	(10)
Total	$129

NOTE 19 – INCOME PER SHARE

Basic and diluted income per share was computed using the following common share data for the three and nine months ended September 30, 2024 and 2023, respectively:

	For the three months ended September 30,
	2024	2023
Net income	$17,048	$12,934
Basic weighted-average shares outstanding	142,410,940	141,717,612
Dilutive effect of share-based awards	209,392	582,263
Diluted weighted-average shares outstanding	142,620,332	142,299,875
Basic income per share	$0.12	$0.09
Diluted income per share	$0.12	$0.09

	For the nine months ended September 30,
	2024	2023
Net income	$18,186	$10,149
Basic weighted-average shares outstanding	142,156,540	141,661,790
Dilutive effect of share-based awards	175,001	339,037
Diluted weighted-average shares outstanding	142,331,541	142,000,827
Basic income per share	$0.13	$0.07
Diluted income per share	$0.13	$0.07

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

Contingencies

The Company, from time to time, may be involved in litigation. At September 30, 2024, management does not believe there are any matters outstanding that would have a material adverse effect on the Company’s financial position or results of operations.

NOTE 21 – SUBSEQUENT EVENTS

The Company evaluated its September 30, 2024 condensed consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements, except for the matter described below.

On October 22, 2024, the Company entered into an asset purchase agreement to sell one of its renewable natural gas sites for a purchase price of $1,000. The Company entered into this agreement for this immaterial site with the site host in advance of the expiration of the gas rights agreement at this site. The sale process is contingent on the completion of various closing conditions and administrative items.

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

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A.–Risk Factors” of our 2023 Annual Report, and elsewhere in this report.

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

Calendar Quarter	RINs Available for Sale	RINs Sold	RINs sold as % of RINs Available	RINs Available but Unsold	RINs Unsold as % of RINs Available
2023 First Quarter	11,215	2,949	26.3%	8,266	73.7%
2023 Second Quarter	20,407	17,441	85.5%	2,966	14.5%
2023 Third Quarter	14,514	13,750	94.7%	764	5.3%
2023 Fourth Quarter	10,904	10,796	99.0%	108	1.0%
2024 First Quarter	11,240	7,889	70.2%	3,351	29.8%
2024 Second Quarter	14,707	10,000	68.0%	4,707	32.0%
2024 Third Quarter	15,895	15,750	99.1%	145	0.9%

Capital Development Summary

The following summarizes our ongoing development growth plans expected capacity contribution, anticipated commencement of operations, and capital expenditure estimate, respectively excluding the Montauk Ag Renewables Development Project:

Development Opportunity	Estimated Capacity Contribution (MMBtu/day)	Anticipated Commencement Date	Estimated Capital Expenditure
Second Apex RNG Facility	2,100	2025 second quarter	$30,000-$40,000
Blue Granite RNG Facility	900	2027	$25,000-$35,000
Bowerman RNG Facility	3,600	2027	$85,000-$95,000
European Energy Facilities	N/A	2027	$65,000-$75,000

Second Apex RNG Facility

In 2022, we announced the planned construction of a second RNG processing facility at the Apex landfill. The construction of a second facility under our existing fuel supply agreement was triggered by biogas feedstock volumes exceeding production capabilities and discussions with the landfill host waste intake forecasted projections. As the landfill host continues to increase waste intake, we believe that the additional 2,100 MMBtu per day of production capacity will allow us to process the currently forecasted increase in biogas feedstock volumes. While the landfill host continues to increase waste intake, we continue to expect there could be a period where we have excess available capacity after the second facility is commissioned. We continue to incur capital expenditures for this project and continue to expect commercial operations in the second quarter of 2025.

Blue Granite RNG Project

In 2023, we announced the planned entrance into South Carolina with the development of a new landfill gas-to-RNG facility. The planned project is expected to contribute approximately 900 MMBtu per day of production capacity upon commissioning. We continue to experience delays with our interconnection, most recently due to the utility informing us of their near-term prioritization of remediation efforts from the impacts of Hurricane Helene. We continue to review various alternatives related to interconnection opportunities as part of our considerations for offtake options with the understanding those alternatives may differ from initial development project assumptions. We expect the utility interconnection initially included in our development assumptions to accept the production from this facility but will require other upgrades for their system to accommodate our interconnection. The prioritization of recovery from Hurricane Helene will delay these utility upgrades and directly impact our interconnection schedule delaying our commissioning expectation of this facility into 2027. Our pace of capital deployment for this project has slowed due to the delay of the utility and we do not expect to incur significant capital expenditures on this project through the remainder of 2024. We expect to resume capital expenditures for this project mid 2025.

Bowerman RNG Project

In 2023, we announced a planned development of a renewable natural gas landfill project in Irvine, CA at the Frank R. Bowerman Landfill. The project is anticipated to process the large and growing volumes of biogas in excess of the existing capacity of the REG facility. We currently expect facility commissioning in 2027 and continue to expect the capital investment to range between $85,000 and $95,000. As part of the agreement to develop the RNG plant, we also agreed to work with the landfill host on the landfill's management of its wellfield and its flare facility permit requirements. The landfill has proposed corresponding changes to our agreement which could have impacts to our existing, agreed upon commissioning schedule. We continue to work with the landfill on these proposed changes to assess what, if any, impact these changes could additionally have related to receipt of required regional regulatory construction permits. The project is anticipated to have production nameplate capacity of approximately 3,600 MMBtu per day, assuming currently forecasted biogas feedstock volumes that are projected to be available from the host landfill at the time of commissioning. We continue to incur capital expenditures for this project.

Carbon Dioxide Beneficial Use Opportunity

In February 2024, we signed a contract for the delivery of 140 thousand tons per year of biogenic carbon dioxide (“CO2”) from our Texas facilities. We intend to capture, clean and liquefy CO2 at select Texas facilities, at which point it will be transported to EE North America's (“EENA”), Houston Texas-based e-methanol facility. The delivery term is expected to last at least 15 years and we continue to expect delivery to begin in 2027. During the second quarter of 2024, we completed initial site surveys related to locating the CO2 processing equipment. We have also received equipment proposals from multiple vendors all having prior experience with liquid CO2 capture and processing. We continue to anticipate commissioning in 2027 and we expect the capital investment to range between $65,000 and $75,000 with capital expenditure beginning in 2025 for long lead equipment and design engineering.

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

In connection with the July 2023 REC agreement with Duke Energy (“Duke”), our Board of Directors approved funding for the first phase of the North Carolina development project in September 2023. Once construction has been completed on the first phase and the facility has been fully commissioned, the project will provide sufficient capacity to satisfy the Duke REC agreement through the deployment of up to seven operational processing lines at the Turkey Creek facility. Including the original equipment acquired in the Montauk Ag Renewables Acquisition, the Turkey, NC asset acquisition, and the relocation of the Magnolia, NC site reactor to Turkey, NC, we currently expect the first phase capital investment to range between $140,000 and $160,000.

We continue to engage with regulatory agencies in North Carolina to confirm the means and methods of power generation from swine waste which will be eligible for Renewable Energy Credits under North Carolina’s Renewable Energy Portfolio Standards in anticipation of commercial production. In early 2024, we received notification from the North Carolina Utilities Commission that the Turkey, NC location was approved for a New Renewables Energy Facility ("NREF") designation and Certificate of Public Convenience and Necessity (“CPCN”). In the first quarter of 2024, we submitted an amendment to our NREF application, deemed complete by the public staff of the North Carolina Utilities Commission ("NCUC"). In August 2024, we received notice from the NCUC that our NREF amendment application was approved. In October 2024, we received notice from the NCUC that our application for a CPCN and registration for a NREF related to the sale of electricity to generate swine RECs was approved for public notice. We continue to work with the utility providers regarding the utility infrastructure design for the electricity interconnection. Survey and pre-construction activities for the electricity interconnection remain ongoing and in line with our commissioning schedule.

We signed a receipt interconnection agreement with Piedmont Natural Gas for the Turkey, NC location. This agreement is structured to coincide with the development timeline at the Turkey, NC location. Piedmont Natural Gas has submitted the design of the gas interconnection for regulatory approval and we expect the interconnection construction to begin in 2024 and be completed in line with our commissioning timeline. This gas interconnection is a necessary for the project to begin the registration process to obtain regulatory approvals under either the federal RFS or state LCFS programs. Completing this process will enable the Turkey, NC location to have ability to use the RNG to produce electricity or to inject into the natural gas supply.

We continue to use the pilot reactor that was relocated and previously operated prior to the 2021 Montauk Ag Renewables Acquisition. In connection with the hog space cycle times with our feedstock supply partners, the pilot reactor testing includes refining feedstock conveyance, equipment processing, product gas composition, and the composition of the solid output. We have processed tested both the biogas and micronutrient organic fertilizer alternatives. We are also continuing to staff the Turkey, NC location. We continue to plan for a rolling commissioning schedule for the remaining processing lines through the second half of 2025. We expect to begin generating revenues in 2025 and have sufficient capacity to satisfy the Duke REC agreement after final commissioning during the second half of 2025.

The feedstock supply agreements we have signed allowed us to continue to refine our expected feedstock collection process. This process involves installing equipment on the farms under agreements, collecting feedstock and processing the waste through multiple phases of solids concentration at both the farm and our Turkey, NC location. We have completed the majority of the installation of collection process equipment on two farms for which we have feedstock agreements but continue to refine our collection methods. During the fourth quarter of 2024, we continue to bring additional farms under contract to secure additional feedstock supply.

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

Waste-stream Biogas Recovery

In October 2024, a collaboration with Emvolon was announced to transform methane emissions from waste stream biogas into high-value carbon negative fuel. Leveraging Emvolon's patented technology, the initial pilot is a small-scale demonstration of recovering and converting biogas into green methanol. We expect the pilot to take place at our Atascocita facility in Houston, Texas. The pilot is designed to provide proof of concept to eventually move to a commercial facility capable of producing up to 15 thousand gallons of green methanol per year and may eventually lead to a full-scale, commercial system capable of producing up to 2,400 gallons of methanol annually at the same or similar sites. We do not expect short term financial benefits from this demonstration nor a disruption to our operations.

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

Factors Affecting Our Future Operating Results:

Conversion of Electricity Projects to RNG Projects:

We continue to evaluate opportunities to convert our remaining facilities from Renewable Electricity to RNG production. These opportunities tend to be most attractive for any merchant electricity facilities given the favorable economics for the combined sale of RNG and RINs relative to the combined sale of market rate electricity and RECs. This strategy has been an increasingly attractive avenue for growth since 2014 when RNG from landfills became eligible for D3 RINs. However, during the conversion of a project, there is a gap in production while the electricity project is offline until it commences operation as an RNG facility, which can adversely affect us. This timing effect may adversely affect our operating results as a result of our potential conversion of Renewable Electricity projects. Upon completion of a conversion, we expect that the increase in revenue upon commencement of RNG production will more than offset the loss of revenue from Renewable Electricity production. Historically, we have taken advantage of these opportunities on a gradual basis at our merchant electricity facilities, such as Atascocita and Coastal Plains.

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

Regulatory, Environmental and Social Trends

Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. On July 12, 2023, the EPA issued final rules in the Federal Register for the RFS volume requirements for 2023-2025. Final volumes for cellulosic biofuel were set at 838, 1,090 and 1,376 million D3 RINs for the three years 2023, 2024 and 2025, respectively. While new RNG projects in the US in 2024 have grown at a rate of approximately 20% over 2023, there is still a shortage of cellulosic biofuel (D3 RINs) compared to the volumes set for 2024 and 2025. While the EPA denied all small refinery exemptions in 2022, a federal appeals court rejected EPA’s denial of these small refinery exemptions in July 2024. This appeal, along with the shortfall of cellulosic biofuels (D3 RINs) are expected to impact a future EPA action possibly in 2025 to balance the market. The final rule also included significant changes to the existing RFS program, referred to as biogas regulatory reform, that will require the RNG industry to modify how all RINs are generated. New RFS participating facilities that register July 1, 2024, or after will have to meet the biogas regulatory reform provisions beginning July 1, 2024. Existing RFS participating facilities which registered prior to July 1, 2024, will have until January 1, 2025, to come into compliance with biogas regulatory reforms. For existing registrants, registration updates must be submitted by October 1, 2024. On January 1, 2025, all RFS participants must comply with biogas regulatory reform provisions. The EPA finalized a limitation that biogas from one facility has a single use under the RFS as proposed (i.e., biointermediate, RNG or CNG/LNG via biogas closed distribution system). The EPA clarified that this does not preclude non-RFS uses at same facility.

The EPA has indicated it will not meet the statutorily required deadline of November 2024 to finalize 2026 obligations under the RFS. The EPA expects to target March 2025 to propose RFS obligations for 2026.

In December 2023, CARB released the formal proposal for new LCFS rules. CARB held a public workshop for the proposed rules on April 10, 2024. In early October 2024, CARB released another set of 15-day amendments with the most notable near-term change of increasing CI reduction stringency from 5% to 9% in 2025 along with a 20% to 30% reduction by 2030. The proposed rule also creates a 2045 target of 90% reduction. This reduction would have the potential impact of reducing the number of net credits in the program. A public hearing for the proposed rule is set for November 8, 2024. Final rules are expected to be submitted to CARB’s board for approval sometime in the first quarter of 2025. The industry may see pricing volatility including potential increase to LCFS credit prices. However, price increases are not anticipated until after 2025. Also in the proposed rules is a phase-out of avoided methane crediting for dairy and swine manure pathways by 2040 for CNG usage and through 2045 for RNG used to produce hydrogen. RNG projects with avoided methane that were certified before the effective date of the new regulation will be allowed three consecutive 10-year crediting periods. Avoided methane RNG projects that break ground on or after the effective date of the regulation and before January 1, 2030, will be allowed up to two consecutive 10-year crediting periods. If the executive officer of CARB approves a gas map by July 1, 2026, then physical flow of gas to California must be demonstrated by December 31, 2037. If no gas map is approved, the proposed rules will allow reporting entities until January 1, 2041 to demonstrate gas flow.

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

•
Renewable Natural Gas Revenues: We record revenues from the production and sale of RNG and the generation and sale of the Environmental Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take counterparties as consideration for such counterparties using the RNG as a transportation fuel. We have certain pathway provider sharing arrangements expiring at the end of 2024. While we have not experienced a significant increase in Environmental Attributes shared with pathway providers related to our current renewals in 2024, our current pathway renewals have been at higher percentages than our historical counterparty share percentages. We are seeing current proposed pathway renewals for percentages significantly higher than our historical arrangements. Historically, we have monetized less than 25% of our RNG volumes under these fixed-price agreements. The Company is considering its entry into multiple short term contracts throughout 2025, some potentially increasing its historical percentage of volumes monetized under fixed-price arrangements, to provide time for mitigation of these recent market trends.
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

•
In the third quarter of 2024, we began to experience trends with several of our landfill hosts delaying its installation of or delaying our ability to install wellfield collection infrastructure in active waste placement areas, a practice historically common and critical to our projections of feedstock gas and, therefore, production. These landfill-driven delays will impact the timing of collection system enhancement installations and the resulting timing of our production increases. We expect these trends to continue through 2025.
•
Despite collaboration with the landfill host at our Rumpke facility on our gas collection efforts, wellfield extraction environmental factors continue to impact gas extraction at the site. While the landfill continues to expand its waste intake and we continue to expand wellfield collection, our volumes have been impacted during 2024. Mitigation efforts related to wellfield environmental factors will continue in in 2025 as the benefits from 2024 efforts have not currently achieve anticipated results.
•
Similar wellfield extraction environmental factors have begun to impact gas extraction at our Apex site. We have initiated collaboration efforts with the landfill to mitigate these impacts but we expect these mitigation efforts to continue in 2025.
•
The landfill host changes to their wellfield collection system at our McCarty facility has contributed to elevated nitrogen in the feedstock received by our facility. Additionally, the landfill host modified the wellfield bifurcation approach which has impacted the quantity of feedstock received at our facility. We are working with the landfill host but continue to have lower volumes of feedstock available to be processed at the McCarty facility.

•
Quality of Biogas: We are reliant upon the quality and availability of biogas from our site partners. The quality of the waste at our landfill project sites is subject to change based on the volume and type of waste accepted. Variations in the quality of the biogas could affect our RNG production levels. At three of our projects, we operate the wellfield collection system, which allows greater control over the quality and consistency of the collected biogas. At two of our projects, McCarty and Galveston, we have operating and management agreements by which we earn revenue for managing the wellfield collection systems. Additionally, our dairy farm project benefits from the consistency of feedstock and controlled environment of collection of waste to improve biogas quality.
•
RNG Production from Our Growth Projects: We anticipate increased production at certain of our existing projects as open landfills continue to take in additional waste and the amount of gas available for collection increases. Delays in commencement of production or extended commissioning issues at a new project or a conversion project, such as those we are currently experiencing at Blue Granite as described above, would delay any realization of production from that project.

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
•
General and Administrative Expenses: General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. From time to time, we may be parties to legal proceedings arising in the normal course of business which could increase our legal expenses. We expect increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2024. In August 2024, we accelerated the vesting of certain restricted share awards to a non-executive which were unvested as of June 30, 2024 as a result of the termination of the employee. We recognized $2,911 of non-cash stock compensation expense within general and administration expenses which will not be recurring. We account for share-based compensation related to grants made through its equity and incentive compensation plan under FASB ASC 718. For more information, see Note 14 to our unaudited condensed consolidated financial statements related to share-based compensation.
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

Key Operating Metrics

Total operating revenues reflect both sales of renewable energy and sales of related Environmental Attributes. As a result, our revenues are primarily affected by unit production of RNG and Renewable Electricity, production of Environmental Attributes, and the prices at which we monetize such production. Set forth below is an overview of these key metrics:

•
Production volumes: We review performance by site based on unit of production calculations for RNG and Renewable Electricity, measured in terms of MMBtu and MWh, respectively. While unit of production measurements can be influenced by facility maintenance schedules, the metric is used to measure the efficiency of operations and the impact of optimization improvement initiatives. We monetize a majority of our RNG commodity production under variable-price agreements, based on indices. A portion of our Renewable Natural Gas segment commodity production is monetized under fixed-priced contracts. Our Renewable Electricity Generation segment commodity production is primarily monetized under fixed-priced PPAs.
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

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes the key operating metrics described above, which are metrics we use to measure performance.

	For the three months ended September 30,			Change
	2024	2023	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$61,750	$50,935	$10,815	21.2%
Renewable Electricity Generation Total Revenues	$4,167	$4,753	$(586)	(12.3%)

RNG Metrics
CY RNG production volumes (MMBtu)	1,392	1,380	12	0.9%
Less: Current period RNG volumes under fixed/floor- price contracts	(389)	(327)	(62)	19.0%
Plus: Prior period RNG volumes dispensed in current period	360	367	(7)	(1.9%)
Less: Current period RNG production volumes not dispensed	(308)	(320)	12	(3.8%)
Total RNG volumes available for RIN generation (1)	1,055	1,100	(45)	(4.1%)

RIN Metrics
Current RIN generation ( x 11.727) (2)	12,374	12,898	(524)	(4.1%)
Less: Counterparty share (RINs)	(1,185)	(1,351)	166	(12.3%)
Plus: Prior period RINs carried into current period	4,707	2,967	1,740	58.6%
Less: CY RINs carried into next CY	—	—	—	0.0%
Total RINs available for sale (3)	15,896	14,514	1,382	9.5%
Less: RINs sold	(15,750)	(13,750)	(2,000)	14.5%
RIN Inventory	146	764	(618)	(80.9%)
RNG Inventory (volumes not dispensed for RINs) (4)	308	320	(12)	(3.8%)
Average Realized RIN price	$3.34	$3.05	$0.29	9.5%

Operating Expenses
Renewable Natural Gas Operating Expenses	$23,226	$22,837	$389	1.7%
Operating Expenses per MMBtu (actual)	$16.69	$16.55	$0.14	0.8%

REG Operating Expenses	$3,170	$2,753	$417	15.1%
$/MWh (actual)	$77.32	$57.35	$19.97	34.8%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	41	48	(7)	(14.6%)
Average Realized Price $/MWh (actual)	$101.63	$99.02	$2.61	2.6%

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
(4)
Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income for the periods set forth below:

	For the three months ended September 30,			Change
	2024	2023	Change	%
Total operating revenues	$65,917	$55,688	$10,229	18.4%
Operating expenses:
Operating and maintenance expenses	15,484	14,212	1,272	9.0%
General and administrative expenses	10,037	7,848	2,189	27.9%
Royalties, transportation, gathering and production fuel	11,107	11,450	(343)	(3.0)%
Depreciation, depletion and amortization	6,048	5,346	702	13.1%
Impairment loss	533	51	482	945.1%
Total operating expenses	43,209	38,907	4,302	11.1%
Operating income	$22,708	$16,781	$5,927	35.3%
Other expenses:	1,695	1,039	656	63.1%
Net income before income taxes:	21,013	15,742	5,271	33.5%
Income tax expense	3,965	2,808	1,157	41.2%
Net income	$17,048	$12,934	$4,114	31.8%

Revenues for the Three Months Ended September 30, 2024 and 2023

Total revenues in the third quarter of 2024 were $65,917 an increase of $10,229 (18.4%) compared to $55,688 in the third quarter of 2023. The increase was primarily related to an increase in the number of RINs we self-marketed from 2024 RNG production in the third quarter of 2024 compared to the third quarter of 2023. In addition, realized RIN pricing increased approximately 9.5% during the third quarter of 2024 compared to the third quarter of 2023.

Renewable Natural Gas Revenues

We produced 1,392 MMBtu of RNG during the third quarter of 2024, an increase of 12 MMBtu (0.9%) compared to 1,380 MMBtu produced in the third quarter of 2023. Our Pico facility produced 27 MMBtu more in the third quarter of 2024 compared to the third quarter of 2023 as a result of commissioning our dairy digestion expansion project. Our Raeger facility produced 15 MMBtu more in the third quarter of 2024 compared to the third quarter of 2023 as a result of plant processing equipment improvements and increased inlet flows. Our Galveston and Coastal facilities produced 27 more MMBtu in the third quarter of 2024 compared to the third quarter of 2023 due to previously disclosed third quarter of 2023 dry weather conditions impacting gas feedstock availability. Our Rumpke facility produced 59 fewer MMBtu in the third quarter of 2024 compared to the third quarter of 2023 as a result of reduced feedstock inlet due to ongoing wellfield extraction environmental factors. Our Atascocita facility produced 22 fewer MMBtu in the third quarter of 2024 compared to the third quarter of 2023 as a result of weather driven utility outages which impacted our production.

Revenues from the Renewable Natural Gas segment in the third quarter of 2024 were $61,750, an increase of $10,815 (21.2%) compared to $50,935 in the third quarter of 2023. Average commodity pricing for natural gas for the third quarter of 2024 was $2.16 per MMBtu, 15.3% lower than the third quarter of 2023. During the third quarter of 2024, we self-monetized 15,750 RINs, representing a 2,000 increase (14.5%) compared to 13,750 in the third quarter of 2023. Average pricing realized on RIN sales during the third quarter of 2024 was $3.34 as compared to $3.05 in the third quarter of 2023, an increase of 9.5%. This compares to the average D3 RIN index price for the third quarter of 2024 of $3.36 as compared to $3.01 in the third quarter of 2023, an increase of approximately 11.6%. At September 30, 2024, we had approximately 308 MMBtu available for RIN generation and we had approximately 146 RINs generated and unsold. At September 30, 2023, we had approximately 320 MMBtu available for RIN generation and 764 RINs generated and unsold.

Renewable Electricity Generation Revenues

We produced approximately 41 MWh in Renewable Electricity in the third quarter of 2024, a decrease of 7 MWh (14.6%) from 48 MWh in the third quarter of 2023. Our Security facility produced approximately 5 MWh less in the third quarter of 2024 compared to the third quarter of 2023 as a result us ceasing operations in connection with the first quarter of 2024 sale of the gas rights back to the landfill host.

Revenues from Renewable Electricity facilities in the third quarter of 2024 were $4,167, a decrease of $586 (12.3%) compared to $4,753 in the third quarter of 2023. The decrease was primarily driven by the cessation of operations at our Security facility.

In the third quarter of 2024, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 100.0% in the third quarter of 2023. This provides us with certainty of price resulting from our Renewable Electricity sites.

Expenses for the Three Months Ended September 30, 2024 and 2023

General and Administrative Expenses

Total general and administrative expenses in the third quarter of 2024 were $10,037, an increase of $2,189 (27.9%) compared to $7,848 for the third quarter of 2023. Employee related costs, including stock-based compensation costs were $7,216 in the third quarter of 2024, an increase of $2,695 (59.6%) compared to $4,521 in the third quarter of 2023. The increase was primarily related to the accelerated vesting of certain restricted share awards as a result of the termination of an employee. Our corporate insurance fees decreased approximately $262 (17.1%) in the third quarter of 2024 compared to the third quarter of 2023.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the third quarter of 2024 were $12,586, an increase of $667 (5.6%) as compared to $11,919 in the third quarter of 2023. Our McCarty facility operating and maintenance expenses increased approximately $444 primarily related to the wellfield operational enhancements. Our Atascocita facility operating and maintenance expenses increased approximately $434 primarily related to an increase in utility expense and a property tax refund received in the third quarter of 2023. Our Pico facility operating and maintenance expenses increased approximately $197 as a result of timing of digester preventative maintenance. Our Apex facility operating and maintenance expenses decreased approximately $338 primarily related to the reduced utility expense and waste disposal costs. Our Coastal facility operating and maintenance expenses decreased approximately $197 primarily related to reduced utility expense and wellfield operational enhancements.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities for the third quarter of 2024 were $10,640, a decrease of $277 (2.5%) compared to $10,917 in the third quarter of 2023. We recorded a decrease to our Pico facility earnout of approximately 27.5% during the third quarter of 2024. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of RNG revenues to 17.2% for the third quarter of 2024 from 21.4% in the third quarter of 2023.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the third quarter of 2024 were $2,703, an increase of $483 (21.8%) compared to $2,220 in the third quarter of 2023. Our Magnolia facility operating and maintenance expenses increased approximately $458 as a result of non-capitalizable costs.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the third quarter of 2024 were $467, a decrease of $66 (12.4%) compared to $533 in the third quarter of 2023. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses remained unchanged at 11.2%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the third quarter of 2024 were $11,107, a decrease of $343 (3.0%) compared to $11,450 in the third quarter of 2023. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the third quarter of 2024 was $6,048, an increase of $702 (13.1%) compared to $5,346 in the third quarter of 2023. The increase was associated with timing of capital investment placed into service primarily driven by our Pico Digestion Capacity Increase project.

Impairment loss

We calculated and recorded impairment losses of $533 in the third quarter of 2024, an increase of $482 (945.1%) compared to $51 in the third quarter of 2023. The specifically identified impairments were for various RNG equipment that was deemed obsolete or inoperable for current operations and REG assets that were impacted under initial startup testing for one of our REG construction work-in-progress sites. The third quarter of 2023 impairment related to specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and recorded in our RNG segment. None of the impairments were related to expected future cash flows.

Other Expenses

Other expenses in the third quarter of 2024 was $1,695, an increase of $656 (63.1%) compared to $1,039 in the third quarter of 2023. The increase was primarily related to an increase in interest expense of $540 from the third quarter of 2024 compared to the third quarter of 2023.

Income Tax Expense

Income tax expense for the three months ended September 30, 2024 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21.0% primarily related to vesting of restricted stock grants on stock compensation and the benefit from production tax credits.

The effective tax rate of 18.9% for the three months ended September 30, 2024 was higher than the rate for the three months ended September 30, 2023 of 17.8% primarily related to vesting of restricted stock grants on stock compensation and the benefit from production tax credits.

Operating Income (Loss) for the Three Months Ended September 30, 2024 and 2023

Operating income in the third quarter of 2024 was $22,708, an increase of $5,927 (35.3%) compared to $16,781 in the third quarter of 2023. RNG operating income for the third quarter of 2024 was $33,616, an increase of $9,553 (39.7%) compared to $24,063 in the third quarter of 2023. Renewable Electricity Generation operating loss for the third quarter of 2024 was $618, a decrease of $1,318 (188.3%) compared to operating income of $700 for the third quarter of 2023.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table summarizes the key operating metrics described above, which are metrics we use to measure performance.

	For the nine months ended September 30,			Change
	2024	2023	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$134,575	$114,328	$20,247	17.7%
Renewable Electricity Generation Total Revenues	$13,467	$13,769	$(302)	(2.2%)

RNG Metrics
CY RNG production volumes (MMBtu)	4,188	4,163	25	0.6%
Less: Current period RNG volumes under fixed/floor-price contracts	(1,049)	(957)	(92)	9.6%
Plus: Prior period RNG volumes dispensed in current period	358	368	(10)	(2.7%)
Less: Current period RNG production volumes not dispensed	(308)	(320)	12	(3.8%)
Total RNG volumes available for RIN generation (1)	3,189	3,254	(65)	(2.0%)

RIN Metrics
Current RIN generation ( x 11.727) (2)	37,403	38,167	(764)	(2.0%)
Less: Counterparty share (RINs)	(3,726)	(4,002)	276	(6.9%)
Plus: Prior period RINs carried into current period	108	739	(631)	(85.4%)
Less: CY RINs carried into next CY	—	—	—	—
Total RINs available for sale (3)	33,785	34,904	(1,119)	(3.2%)
Less: RINs sold	(33,639)	(34,140)	501	(1.5%)
RIN Inventory	146	764	(618)	(80.9%)
RNG Inventory (volumes not dispensed for RINs) (4)	308	320	(12)	(3.8%)
Average Realized RIN price	$3.25	$2.59	$0.66	25.5%

Operating Expenses
Renewable Natural Gas Operating Expenses	$63,835	$59,057	$4,778	8.1%
Operating Expenses per MMBtu (actual)	$15.24	$14.19	$1.05	7.4%

REG Operating Expenses	$11,208	$10,008	$1,200	12.0%
$/MWh (actual)	$80.06	$69.99	$10.07	14.4%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	140	143	(3)	(2.1%)
Average Realized Price $/MWh (actual)	$96.19	$96.29	$(0.10)	(0.1%)

(1) RINs are generated the month following the month gas is produced and dispensed. Volumes under fixed/floor arrangements generate RINs which we not self-market.
(2) One MMBtu of RNG has the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under RFS program.
(3) Represents RINs available to be self-marketed by us during the reporting period.
(4) Represents gas production on which RINs are not generated.

The following table summarizes our revenues, expenses and net income for the periods set forth below:

	For the nine months ended September 30,			Change
	2024	2023	Change	%
Total operating revenues	$148,042	$128,097	$19,945	15.6%
Operating expenses:
Operating and maintenance expenses	48,596	43,614	4,982	11.4%
General and administrative expenses	28,202	26,069	2,133	8.2%
Royalties, transportation, gathering and production fuel	26,702	25,588	1,114	4.4%
Depreciation, depletion and amortization	17,305	15,792	1,513	9.6%
Impairment loss	1,232	777	455	58.6%
Transaction costs	61	86	(25)	(29.1)%
Total operating expenses	122,098	111,926	10,172	9.1%
Operating income	$25,944	$16,171	$9,773	60.4%
Other expenses:	3,036	3,341	(305)	(9.1)%
Net income before income taxes:	22,908	12,830	10,078	78.6%
Income tax expense	4,722	2,681	2,041	76.1%
Net income	$18,186	$10,149	$8,037	79.2%

Revenues for the Nine Months Ended September 30, 2024 and 2023

Total revenues in the first nine months of 2024 were $148,042, an increase of $19,945 (15.6%) compared to $128,097 in the first nine months of 2023. The increase was primarily related to an increase in Realized RIN pricing of approximately 25.5% during the first nine months of 2024 compared to the first nine months of 2023.

Renewable Natural Gas Revenues

We produced 4,188 MMBtu of RNG during the first nine months of 2024, an increase of 25 MMBtu (0.6%) over the 4,163 MMBtu produced in the first nine months of 2023. Our Pico facility produced 49 MMBtu more in the first nine months of 2024 compared to the first nine months of 2023 as a result of commissioning our dairy digestion expansion project. Our Coastal facility produced 95 MMBtu more in the first nine months of 2024 compared to the first nine months 2023 as a result of plant processing equipment improvements completed in 2023 and continued wellfield operational enhancements. Certain of our Houston, TX based operating sites were impacted by severe weather events during the first nine month of 2024 including multiple day extended outages from Hurricane Beryl in July 2024. We estimate that the impact from these specific storm events contributed to our volumes being reduced by approximately 100 MMBtu during the 2024 period.

Revenues from the Renewable Natural Gas segment in the first nine months of 2024 were $134,575, an increase of $20,247 (17.7%) compared to $114,328 in the first nine months of 2023. Average commodity pricing for natural gas for the first nine months of 2024 was $2.10 per MMBtu, 21.9% lower than the first nine months of 2023. During the first nine months of 2024, we self-monetized 33,639 RINs, representing a 501 decrease (1.5%) compared to 34,140 in the first nine months of 2023. Average pricing realized on RIN sales during the first nine months of 2024 was $3.25 as compared to $2.59 in the first nine months of 2023, an increase of 25.5%. This compares to the average D3 RIN index price for the first nine months of 2024 of $3.22 as compared to $2.40 in the first nine months of 2023, an increase of approximately 34.3%. At September 30, 2024, we had approximately 308 MMBtu available for RIN generation and we had approximately 146 RINs generated and unsold. At September 30, 2023, we had approximately 320 MMBtu available for RIN generation and 764 RINs generated and unsold.

Renewable Electricity Generation Revenues

We produced approximately 140 MWh in Renewable Electricity in the first nine months of 2024, a decrease of 3 MWh (2.1%) from 143 MWh in the first nine months of 2023. Our Tulsa facility produced approximately 2 MWh more in the first nine months of 2024 compared to the first nine months of 2023 as a result of engine component failures that occurred in the first nine months of 2023. Our Security facility produced approximately 5 MWh less in the first nine months of 2024 compared to the first nine months of 2023 as a result us ceasing operations in connection with the first quarter of 2024 sale of the gas rights back to the landfill host.

Revenues from Renewable Electricity facilities in the first nine months of 2024 were $13,467, a decrease of $302 (2.2%) compared to $13,769 in the first nine months of 2023. The decrease was primarily driven by the decrease in our Security facility production volumes.

In the first nine months of 2024, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 99.9% in the first nine months of 2023. This provides us with certainty of price resulting from our Renewable Electricity sites.

Expenses for the Nine Months Ended September 30, 2024 and 2023

General and Administrative Expenses

Total general and administrative expenses were $28,202 for the first nine months of 2024, an increase of $2,133 (8.2%) compared to $26,069 for the first nine months of 2023. Employee related costs, including stock-based compensation costs were $18,306 in the first nine months of 2024, an increase of $3,479 (23.5%) compared to $14,827 in the first nine months of 2023. The increase was primarily related to the accelerated vesting of certain restricted share awards as a result of the termination of an employee. Our professional fees decreased approximately $1,514 (40.0%) in the first nine months of 2024 compared to the first nine months of 2023.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the first nine months of 2024 were $38,629, an increase of $3,669 (10.5%) as compared to $34,960 in the first nine months of 2023. Our Rumpke facility operating and maintenance expenses increased approximately $1,092 primarily related to media change outs and disposal costs. Our McCarty facility operating and maintenance expenses increased approximately $933 primarily related to a wellfield operational enhancement program. Our Atascocita facility operating and maintenance expenses increased approximately $905 primarily related to increased utility expense.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities for the first nine months of 2024 were $25,206, an increase of $1,109 (4.6%) compared to $24,097 in the first nine months of 2023. We recorded a reduction to our Pico facility earnout of approximately 10.0% during the first nine months of 2024. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of RNG revenues to 18.7 % for the first nine months of 2024 from 21.1% for the first nine months of 2023.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the first nine months of 2024 were $9,712, an increase of $1,195 (14.0%) compared to $8,517 in the first nine months of 2023. Our Bowerman facility operating and maintenance expenses increased approximately $868 which was primarily driven by the timing of annual original equipment manufacturer preventative maintenance expenses. Our Magnolia facility operating and maintenance expenses increased approximately $840 as a result of non-capitalizable costs..

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first nine months of 2024 were $1,496, an increase of $5 (0.3%) compared to $1,491 in the first nine months of 2023. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses increased to 11.1% from 10.8%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the first nine months of 2024 were $26,702, an increase of $1,114 (4.4%) compared to $25,588 in the first nine months of 2023. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the first nine months of 2024 was $17,305, an increase of $1,513 (9.6%) compared to $15,792 in the first nine months of 2023. The increase was associated with timing of capital investment placed into service related to our Pico digestion capacity increase and Raeger capital improvement projects.

Impairment loss

We calculated and recorded impairment losses of $1,232 in the first nine months of 2024, an increase of $455 (58.6%) compared to $777 in the first nine months of 2023. The impairment losses in the first nine months of 2024 primarily relate to the remaining book value of assets at the Security facility, various RNG equipment that was deemed obsolete for current operations, and REG assets that were impacted under initial startup testing for one of our REG construction work-in-progress sites. The first nine months of 2023 impairment related to specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use.

Other Expenses

Other expenses in the first nine months of 2024 was $3,036, a decrease of $305 (9.1%) compared to $3,341 in the first nine months of 2023. The decrease was primarily related to proceeds received from the sale of gas rights ahead of the fuel supply agreement expiration of our Security facility which offset increased interest expense of $604.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2024 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21.0% primarily due discrete events related to stock compensation as compared to the year to date pre-tax book income.

The effective tax rate was 20.6% for the nine months ended September 30, 2024 and 20.9% for the nine months ended September 30, 2023 as a result of both periods having discrete events related to the vesting of restricted stock grants on stock compensation as compared to the year to date pre-tax book income.

Operating Income (Loss) for the Nine Months Ended September 30, 2024 and 2023

Operating income in the first nine months of 2024 was $25,944, an increase of $9,773 (60.4%) compared to $16,171 in the first nine months of 2023. RNG operating income for the first nine months of 2024 was $56,911, an increase of $14,104 (32.9%) compared to $42,807 in the first nine months of 2023. Renewable Electricity Generation operating loss for the first nine months of 2024 was $2,210, an increase of $2,086 (1,682.3%) compared to $124 for the first nine months of 2023.

Non-GAAP Financial Measures:

The following table presents EBITDA and Adjusted EBITDA, non-GAAP financial measures, for each of the periods presented below. We present EBITDA and Adjusted EBITDA because we believe the measures assist investors in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, EBITDA and Adjusted EBITDA are financial measurements of performance that management and the board of directors use in their financial and operational decision-making and in the determination of certain compensation programs. EBITDA and Adjusted EBITDA are supplemental performance measures that are not required by or presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to net income (loss) or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities or a measure of our liquidity or profitability.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income, which is the most directly comparable GAAP measure, for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023
Net income	$17,048	$12,934
Depreciation, depletion and amortization	6,048	5,346
Interest expense	1,835	1,295
Income tax expense	3,965	2,808
Consolidated EBITDA	28,896	22,383

Impairment loss (1)	533	51
Net loss on sale of assets	1	—
Adjusted EBITDA	$29,430	$22,434

(1)
We recorded impairment losses of $533 and $51 for the three months ended September 30, 2024 and 2023, respectively. The impairment losses in the third quarter of 2024 primarily relate to various RNG equipment that was deemed obsolete for current operations and REG assets that were impacted under initial startup testing for one of our REG construction work-in-progress sites. The third quarter of 2023 impairment relates to specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and recorded in our RNG segment.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income, which is the most directly comparable GAAP measure, for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023
Net income	$18,186	$10,149
Depreciation, depletion and amortization	17,305	15,792
Interest expense	4,285	3,681
Income tax expense	4,722	2,681
Consolidated EBITDA	44,498	32,303

Impairment loss (1)	1,232	777
Net loss of sale of assets	72	37
Transaction costs	61	86
Adjusted EBITDA	$45,863	$33,203

(1)
We recorded impairment losses of $1,232 and $777 for the nine months ended September 30, 2024 and 2023, respectively. The impairment losses in the first nine months of 2024 primarily relate to the remaining book value of assets at the Security facility, various RNG equipment that was deemed obsolete for current operations, REG assets that were impacted under initial startup testing for one of our REG construction work-in-progress sites. The first nine months of 2023 impairment relates to specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2024 and September 30, 2023, our cash and cash equivalents, net of restricted cash, was $54,973 and $73,304 respectively. We intend to fund development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.

At September 30, 2024, we had debt before debt issuance costs of $58,000, compared to debt before debt issuance costs of $64,000 at December 31, 2023.

Our debt before issuance costs (in thousands) are as follows:

	September 30, 2024	December 31, 2023
Term loan	$58,000	64,000
Revolving credit facility	—	—
Debt before debt issuance costs	$58,000	$64,000

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

As of September 30, 2024, $58,000 was outstanding under the term loan and we had no outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through 2024, then increases to $3,000 through 2026, with a final payment of $32,000 in late 2026 with an interest rate of 6.12% and 6.11% at September 30, 2024 and December 31, 2023, respectively. The revolving and term loans under the Amended Credit Agreement bore interest at the BSBY plus an applicable margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement) as of September 30, 2024. The BSBY will cease on November 15, 2024, and the current debt agreement was amended to utilize the SOFR, plus an applicable margin.

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

Under the Amended Credit Agreement, we are required to maintain the following ratios:

•
a Total Leverage Ratio (as defined in the Amended Credit Agreement) of not more than 3.00 to 1.00 as of the end of any fiscal quarter from June 30, 2024 and thereafter; and
•
as of the end of each fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.2 to 1.0.

As of September 30, 2024, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.

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

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2024 capital expenditures to range between $14,000 and $16,000. Our 2024 capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, other specific facility improvements, and information technology improvements. Additionally, we currently estimate that our existing 2024 development capital expenditures will range between $55,000 and $65,000. The refinement in our 2024 development capital range is primarily related to the aforementioned delay of our Bowerman RNG Project. The majority of our 2024 development capital expenditures are related to our ongoing development of Montauk Ag Renewables, the second Apex facility, and the Bowerman RNG project. Our Amended Credit Agreement provides us with a $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. We are currently in various stages of discussions regarding a variety of strategic growth opportunities. Included amongst these opportunities are: approximately up to three LFG RNG, waste-water treatment RNG, and CNG distribution opportunities. If we ultimately enter into definitive agreements for any of these opportunities, we expect to incur material capital expenditures related to either acquisition costs or development costs, or both. As we continue to explore strategic growth opportunities and while we have entered into nonbinding letters of intent for certain of these opportunities, we provide no assurances that our plans related to any or all of these strategic opportunities will progress to definitive agreements. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Amended Credit Agreement would allow us to pursue and close on our identified strategic growth opportunities in addition to the previously discussed non-development and development capital expenditures.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$43,071	$19,587
Investing activities	(54,129)	(45,404)
Financing activities	(7,755)	(6,054)
Net decrease in cash and cash equivalents	(18,813)	(31,871)
Restricted cash, end of the period	456	431
Cash and cash equivalents, end of period	55,429	73,735

For the first nine months of 2024, we generated $43,071 of cash provided by operating activities compared to $19,587 in the first nine months of 2023. For the first nine months of 2024, income and adjustments to income from operating activities provided $46,737 compared to income and adjustments to income provided $35,915 in first nine months of 2023. Working capital and other assets and liabilities used $3,666 in the first nine months of 2024 compared to working capital and other assets and liabilities used $16,328 in the first nine months of 2023.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. Our capital expenditures for the first nine months of 2024 were $53,334, of which $24,977, $10,021, $7,871, $1,795, and $1,297 were related to the Montauk Ag Renewables in North Carolina, second Apex RNG facility, Bowerman RNG project, Blue Granite RNG project, and the Pico facility digestion capacity increase, respectively. We completed a land acquisition in Turkey, NC for 42 acres during the first nine months of 2024 for $820.

Our net cash flows used in financing activities of $7,755 for the first nine months of 2024 increased by $1,701 compared to cash used in financing activities in the first nine months of 2023 of $6,054.

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

We have contractual obligations under our debt agreement, including interest payments and principal repayments. See Note 12 in the unaudited condensed consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During the first nine months of 2024, we had approximately $2,185 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no draw downs on these outstanding letters of credit. During the first nine months of 2023, we did not have off-balance sheet arrangements other than outstanding letters of credit of approximately $2,505.

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

Finite-Lived Asset Impairment

In accordance with FASB ASC Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material. We identified discrete events and recorded impairment of $1,232 and $777 for the nine months ended September 30, 2024 and 2023, respectively. See Note 3 in the unaudited condensed consolidated financial statements for further information related to asset impairments.

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

10.14

Fifth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 8, 2024 by and among Montauk Energy Holdings, LLC, the financial institutions from time to time signatory thereto and Comerica Bank, as Administrative Agent

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

November 12, 2024	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Accounting Officer)