Form 10-K
period 2024-12-31
Montauk Renewables, Inc.
filed 2025-03-14
CIK 1826600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024;

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the Nasdaq Capital Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $260,519,691.

The number of outstanding shares of the registrant’s common stock on March 7, 2025 was 142,434,501 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held in 2025 (the “Proxy Statement”), which definitive proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

-ii-

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. Forward-looking statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “strive,” “aim,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our future results of operations, financial condition, expectations and plans, including those related to the Montauk Ag project in North Carolina, the Second Apex RNG Facility, the Blue Granite RNG Facility, the Bowerman RNG Facility, the delivery of biogenic carbon dioxide volumes to European Energy, the Emvolon collaboration and pilot project, the Tulsa facility project, the resolution of gas collection issues at the McCarty facility, the delays and cancellations of landfill host wellfield expansion projects, the mitigation of wellfield extraction environmental factors at the Rumpke and Apex facilities, how we may monetize RNG production and weather-related anomalies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

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
•
taxes, tariffs, duties or other assessments on equipment necessary to generate or deliver renewable energy or continued inflation could raise our operating costs or increase the construction costs of our existing or new projects;
•
rising interest rates could increase the borrowing costs of future indebtedness;
•
the failure to attract and retain qualified personnel or a possible increased reliance on third-party contractors as a result, and the potential unenforceability of non-compete clauses with our employees;
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
•
expected impacts of the Production Tax Credit and other tax credit benefits under the Inflation Reduction Act of 2022;
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
•
impacts of climate change, extreme and changing weather patterns and conditions and natural disasters;
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

Overview

We are a renewable energy company specializing in the recovery and processing of biogas from landfills and other non-fossil fuel sources to beneficial use as a replacement to fossil fuels. We develop, own, and operate RNG projects, using proven technologies that supply renewable fuel into the transportation and electrical power sectors. We are one of the largest U.S. producers of RNG, having participated in the industry for over 30 years. We established our currently operating portfolio of eleven RNG and two Renewable Electricity projects and development projects through self-development, partnerships, and acquisitions that span seven states.

Corporate History

On January 4, 2021, the Company, Montauk Holdings Limited (“MNK”) and Montauk Holdings USA, LLC (a direct wholly-owned subsidiary of MNK at the time, “Montauk USA”) entered into a series of transactions, including an equity exchange (the “Equity Exchange”) and a distribution collectively referred to as the “Reorganization Transactions,” that resulted in the Company owning all of the assets and entities (other than Montauk USA) previously owned by Montauk USA, and Montauk Renewables became a direct wholly-owned subsidiary of MNK. Prior to the Reorganization Transactions, MNK’s business and operations were conducted entirely through Montauk USA and its U.S. subsidiaries, and MNK held no substantial assets other than equity of Montauk USA. The Company had no significant operations or assets prior to January 4, 2021, when it engaged in the equity exchange with Montauk USA and MNK.

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

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (as amended, the “Promissory Note”) with MNK. MNK is currently an affiliate of the Company and certain of the Company’s directors are also directors of MNK. Pursuant to the Promissory Note, the Company initially advanced a cash loan of $5,000 to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). The current principal balance of the Promissory Note is $10,690 and the maturity date is December 31, 2033. The Company holds a security interest in 976,623 shares of common stock of the Company held by MNK. MNK is required to use the proceeds of any sale of the shares to repay the Promissory Note. The Promissory Note has default provisions pursuant to which MNK will deliver any unsold shares of the Company back to the Company to satisfy repayment of the Promissory Note.

MNK was delisted from the JSE on January 26, 2021. The MNK Board of Directors and Shareholders held its annual general meeting in March 2023 and voted to take MNK private.

Products Sold

The revenues Montauk receives from selling renewable energy consist of two main components. The first component consists of revenues from the commodity value of the natural gas or electricity generated, which we sell through a variety of term-length agreements. The second component consists of revenues from the Environmental Attributes derived from the production of RNG and Renewable Electricity.

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

RNG

The RNG we process is pipeline-quality and can be used for transportation fuel when compressed or liquefied. Virtually all of the RNG we produce is used as a transportation fuel because this market generally provides the most value for our RNG production. CNG has been the most common fuel used by fleets where medium-duty trucks are close to the fueling station, such as city fleets, local delivery trucks and waste haulers. Additionally, landfill gas and gas from livestock digesters can be processed into pipeline-quality RNG by removing the majority of the non-methane components including carbon dioxide, water, sulfur, nitrogen, and other trace compounds.

RNG, like traditional natural gas, is traded nationally. Once in an interstate pipeline, RNG can be transported to vehicle fueling stations to be used as a transportation fuel, to utilities to generate power, or for use in generating fuel cell energy anywhere within the North American pipeline system. This flexibility enables us to capture value from the renewable attributes of biogas by delivering RNG to markets and customers that place a premium on renewable energy. Although RNG has the same chemical composition as natural gas from fossil sources, government incentive programs assign unique Environmental Attributes to it due to its origin from low-carbon, renewable sources, which we also monetize.

RNG is priced in-line with the wholesale natural gas market, based on Henry Hub pricing, with regional variation according to demand. We sell the RNG produced from our projects under a variety of short-term and medium-term agreements to counterparties, with tenures generally varying from three to five years. Our contracts with counterparties are typically structured to be based on varying natural gas price indices for the RNG produced. We also share a portion of our Environmental Attributes with certain pathway providers as consideration for the counterparty using our RNG as a transportation fuel.

Renewable Electricity

Renewable electricity is generated using gas-fueled engines or turbine-driven electrical generators, which are designed to operate efficiently on medium-Btu gas. As such, electricity generation typically involves producing medium-Btu gas, which is then pumped into a generating facility. Electricity is a commodity that trades and is priced on a regional basis in and among regional control areas. Pricing for commodity-sold electricity can be based on day-ahead prices for scheduled deliveries or hourly, real-time prices for unscheduled deliveries. Prices vary across the country based on weather, load patterns and local or regional power and transmission restrictions. The Renewable Electricity produced at our biogas-to-electricity projects is sold under long-term contracts to creditworthy counterparties, typically under a fixed price with escalators. The terms of these contracts range up to 19 years, excluding renewal periods, with a weighted average remaining tenure of 17 years, based on 2024 electricity production.

Environmental Attributes

When used as a transportation fuel or to produce electricity, RNG can generate additional revenue streams through the generation and sale of Environmental Attributes under various programs, including the national renewable fuels standard and state-level California LCFS. The Environmental Attributes that we generate and sell are composed of RINs and LCFS credits, which are generated from the conversion of biogas to RNG that is used as a transportation fuel, as well as RECs generated from the conversion of biogas to Renewable Electricity. In addition to revenues generated from our product sales, we also generate revenues by providing various value-added services to certain of our biogas site partners. In 2024 and 2023, our projects generated approximately 6.2% and 7.7%, respectively, of all CNG and LNG D3 RINs in the United States. During 2021, we entered into an agreement to sell a portion of our production as a renewable component of refinery fuel exports into the European Union’s Renewable Energy Directive from certain RNG production facilities that have achieved International Sustainability & Carbon Certification registration. This diversification strategy accounted for approximately 1.1% of the reduction in generation of D3 RINs in 2024. We continue to sell a portion of our production as a renewable component of refinery fuel exports.

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

RINs are saleable regulatory credits that represent a quantity of qualifying fuel and are used by refiners and importers to evidence compliance with their RFS obligations. Given that the RFS is a national program, the price of a RIN is the same anywhere in the United States. The RFS program originally contemplated 1.75 billion gallons of fuel from cellulosic biofuels by 2014, the use of which would be tracked through D3 RINs. However, cellulosic biofuel production grew slower than expected and prompted the EPA to expand the definition of biofuels that could qualify for D3 RINs to include fuels from cellulosic biogas, including biogas from landfills, livestock farms, and WRRFs. This significantly increased the quantity of D3 RINs produced, with production increasing to approximately 33 million net RINs in 2014 and approximately 704 million net RINs in 2023. In addition, given the historic shortage in supply of D3 RINs to meet blending requirements, the EPA allows obligated refiners to satisfy RFS compliance obligations for D3 RINs by either purchasing CWC plus D5 RINs or by purchasing D3 RINs. CWC prices were set annually and were typically published by the EPA each November. Historically, the value of a D3 RIN is therefore a derivative of the market price for D5 RINs and CWCs, which in turn, are inversely linked to the wholesale price of gasoline. On July 12, 2023, the EPA issued final rules in the Federal Register which indicated that it will not be utilizing its cellulosic waiver authority to reduce cellulosic biofuel volume for 2023-2025, thus CWCs will not be available unless actual production is lower than the RVO. On December 5, 2024, the EPA proposed rules to partially waive the 2024 cellulosic biofuel volume requirement using the general waiver authority and revise the associated percentage standard under the RFS. Despite this proposed rule, the EPA has indicated it will not utilize the CWC. This rule has not yet been finalized and, under the current administration’s rollback of climate policies, it is not certain when or if it will be finalized in 2025.

The EPA is still expected to release the 2026 RVO in March 2025, according to the Fall Unified Agenda and Regulatory Plan from the White House Office of Management and Budget, published on Friday December 13, 2024. However, with a new president in office, on February 20, 2025, U.S. oil and biofuel groups banded together to urge the new Trump administration to increase volumes of renewable fuels that must be blended into the nation’s fuel mix in 2026 and beyond.

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

The value of an CA LCFS credit varies according to the CI value of the fuel source as determined by CARB. Fuels that have a lower CI score benefit from a higher percentage of a CA LCFS credit. RNG from LFG and livestock digester biogas that are used as a transportation fuel both qualify for CA LCFS credits. The number of CA LCFS credits for RNG from livestock digesters is significantly higher than the number of CA LCFS credits for RNG from landfills, due to the relative CI scores of the two fuels. Fuel that is eligible for RINs can also receive CA LCFS credits. As a result, CA LCFS credits represent a revenue stream incremental to the value RNG producers receive for RINs. For livestock digester RNG projects, CA LCFS credits are a substantial revenue driver. We have four projects that are currently approved and eligible to earn CA LCFS credits, one of which is a livestock digester RNG project. Because of the growth in the number of RNG projects developed in 2023-2024, the CA LCFS program has been saturated in credits. As a result, the lower CI score projects (e.g. livestock digester RNG projects) have the financial advantage of being accepted into the

LCFS program. We expect the revenue generated by CA LCFS credits to increase as we continue to develop and bring additional livestock digester projects online over the next few years.

On January 3, 2025, CARB submitted to the State of California Office of Administrative Law ("OAL") proposed amendments to the LCFS regulations. On February 18, 2025, the OAL notified CARB that it disapproved the proposed regulatory action pursuant to the Administrative Procedure Act ("APA"). In referencing the APA, the OAL found that the language of many of the proposed regulations was unclear and confusing to persons who must comply with the regulations. CARB may rewrite and resubmit the amendments to OAL within 120 days of its receipt of OAL’s written decision (by June 2025), which CARB has said it plans to do.

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

The value of a REC is dependent on each state’s renewable energy requirements as mandated by its RPS. REC values are higher in states that require a percentage of total electricity to come from renewable resources. In states with no renewable energy requirements, RECs can have no value at all. In some markets, we have entered into PPAs under which we sell RECs bundled with the power being sold at a combined price. This occurs where the utility off-take counterparty offers a combined rate for the renewable energy it needs to satisfy RPS or other business requirements that is the best combined price for one of our projects.

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

As part of our overall capacity expansion at the Pico facility, in 2021 and 2024, we undertook significant efforts to improve the performance of the existing digestion process at our Pico facility. We temporarily idled RNG production at this facility in order to clean out settled solids in the digester, replace the cover of the digester, and make various other efficiency improvements. The dairy began delivering the first and second increases in feedstock during the third quarter of 2022 and we have made two payments to the dairy as required in the Pico Feedstock Amendment. The improved efficiencies of our existing digestion process and the water management improvements have enabled us to process the increased feedstock volumes. We completed the design of the digestion capacity expansion project in 2022, commenced construction of the digestion expansion, and commissioned the digestion expansion project in 2024. We currently expect the dairy to begin delivering the final increase in feedstock volumes during 2025 when we will make the final payment to the dairy as required under the Pico Feedstock Amendment.

CARB finalized in the first quarter of 2023 Pico's initial CI Score Pathway model. We have been recognizing revenues from RINs and LCFS credits since the fourth quarter of 2022.

Montauk Ag Renewables

In 2021, through our wholly owned subsidiary, Montauk Ag Renewables, we completed an asset purchase related to developing technology to recover residual natural resources from waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes to produce high quality renewable natural gas to generate renewable electricity, to generate North Carolina swine RECs, and to produce micronutrient organic fertilizer alternatives (the "Montauk Ag Renewables Acquisition”). The assets acquired include real property, intellectual property, mobile equipment, and other equipment related to operating the business and real property of an approximate 9.35 acre parcel in Magnolia, North Carolina. We subsequently closed on a transaction to acquire approximately 146 acres and an approximately 500,000 square foot existing structure in Turkey, North Carolina where we plan to consolidate and expand the production processes purchased in the Montauk Ag Renewables Acquisition. In February 2024, we purchased approximately 41 acres of undeveloped land contiguous to our already existing acreage at our Turkey, North Carolina location.

While these project developments continue, we continue to engage with regulatory agencies in North Carolina related to the resulting power generation derived from swine waste to confirm its eligibility for RECs under North Carolina’s Clean Energy and Energy Efficiency Portfolio Standards ("CEPS") in anticipation of commercial production. The Turkey location was approved to participate in the Piedmont Natural Gas Renewable Gas Pilot Program which is a step towards obtaining the New Renewable Energy Facility (“NREF”) designation under the North Carolina Utilities Commission ("NCUC"). In January 2024, we received notification from the NCUC that the Turkey, NC location was approved for an NREF and Certificate of Public Convenience and Necessity. In October 2024, our amended NREF application was approved.

In 2024, the North Carolina legislature approved a statutory change to its CEPS governing the generation of RECs from swine waste that established a REC multiplier for swine waste produced in a Tier 1 county. Our Turkey, NC location is located in Sampson County, NC, which is a Tier 1 county. The implementation of this change continues and is subject to limitations, including but not limited to, the annual generation of swine RECs. We signed a receipt interconnection agreement with Piedmont Natural Gas Company, Inc. ("Piedmont") for the Turkey, NC location, with the agreement structured to coincide with the development timeline at that location, which has been accepted into the Piedmont RNG Pilot Program.

We continue to develop the opportunities associated with Montauk Ag Renewables and can give no assurances that our plans related to this acquisition will meet our expectations. Utility interconnection, both inbound to and outbound from our centralized Turkey, NC processing facility is dependent on factors outside of our control. Regulatory development and offtake negotiations could delay our ability to fully optimize or meet the timing expectations related to revenue producing activities. We continue to design and plan for the development of the Turkey, North Carolina facility to be used for commercial production. We do not currently expect commercial production to commence until 2026 based on the current development timeline. We intend to contract with additional farms to secure feedstock sources, as we commission commercial production and increase our production capabilities, which we anticipate will secure additional feedstock for future production processes.

Other Opportunities

Other industries that present opportunities of scale for biogas conversion include swine farms and WRRFs. Biogas production from swine farms is a nascent biogas industry with great growth potential because swine manure is the second largest source of manure methane from livestock and only a small percentage of farms currently have biogas conversion capabilities. Additionally, while a larger percentage of WRRFs have biogas processing facilities, many process biogas for electricity production creating additional opportunities for acquisition and conversion to RNG facilities. As with LFG and dairy farms, biogas from both swine farms and WRRFs qualify for D3 RINs under the RFS program. We believe our demonstrated versatility to operate processing facilities using multiple fuel supply sources will give us a competitive advantage in these markets relative to other new entrants who have only demonstrated capabilities with one fuel supply source. The drive toward voluntary and most likely regulatory-required organic waste diversion from landfills is of particular interest as we leverage our current experience base. As our biogas processing technology continues to improve and the required energy intensity of the RNG and Renewable Electricity production process is reduced, we expect that we will be able to enter new markets for our products.

Optimize Existing Assets and Project Portfolio and Opportunistically Develop New Projects

Expanding Operations at Existing Project Sites. We monitor biogas supply availability across our portfolio and seek to maximize production at existing projects by expanding operations when economically feasible. Most of our landfill locations continue to accept waste deliveries and the available LFG at these sites is expected to increase over time, which we expect to support expanded production. In 2024, this has allowed us to maintain average production availability of approximately 92% at our RNG projects and 93% at our Renewable Electricity projects.

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

Our Current Operating Portfolio

We currently own and operate 13 projects, 11 of which are RNG projects and two of which are Renewable Electricity projects. We are currently in the process of expanding two RNG project from LFG. We are also working on other projects which will repurpose equipment from existing biogas facilities for use at new project sites. The below graphic does not include the Montauk Ag project, which is currently under development.

				Renewable Natural Gas
				Site	COD(1)	Capacity (MMBtu/ day) (2)	Source
				Rumpke Cincinnati, OH	1986	7,271	Landfill
				Atascocita Humble, TX	2002*/ 2018	5,570	Landfill
				McCarty Houston, TX	1986	4,415	Landfill
				Apex Amsterdam, OH	2018	2,673	Landfill
				Monroeville Monroeville, PA	2004	2,372	Landfill
				Valley Harrison City, PA	2004	2,372	Landfill
				Galveston Galveston, TX	2019	1,857	Landfill
Renewable Electricity Generation				Raeger Johnston, PA	2006	1,857	Landfill
Site	COD (1)	Capacity (MW)	Source	Shade Cairnbrook, PA	2007	1,857	Landfill (3)
Bowerman Irvine, CA	2016	23.6	Landfill	Coastal Plains Alvin, TX	2020	1,775	Landfill
AEL Sand Spring, OK	2013	3.2	Landfill	Pico Jerome, ID	2020	903	Livestock (Dairy)
Total Capacity (MW)		26.8		Total Capacity (MMBtu)		32,922

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

We have a long history of operating our projects with partners, with our oldest relationship going back nearly 50 years. On average, we have had an approximate 20-year history with our current project site owners. As of December 31, 2024, our operating RNG projects have an average expected remaining useful life of approximately 18 years and our operating Renewable Electricity projects have an average expected remaining useful life of approximately 34 years, including renewal periods.

Approximately 69% of our 2024 RNG production has been monetized under fuel supply agreements with expiration dates more than 15 years from December 31, 2024. Approximately 92% of our 2024 Renewable Electricity production has been monetized under fuel supply agreements with expiration dates more than 15 years from December 31, 2024. Concurrent with our fuel supply agreements, we typically enter into property leases with our project hosts, which govern access rights, permitted activities, easements and other property rights. We own all equipment and facilities on each leased property, other than equipment provided by utility companies providing services on-site. Lease termination typically requires the restoration of the leased area to its original condition. We have successfully ended leases on six of our former facilities.

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

RNG Projects

We currently own and operate 11 RNG projects across four states: Ohio (two), Pennsylvania (four), Texas (four) and Idaho (one) which, in the aggregate, have a total design capacity of approximately 32,922 MMBtu/day.

RNG Projects

Site	Location	Capacity*
Rumpke	Cincinnati, OH	7,271 MMBtu/day
Atascocita	Humble, TX	5,570 MMBtu/day
McCarty	Houston, TX	4,415 MMBtu/day
Apex (1)	Amsterdam, OH	2,673 MMBtu/day
Monroeville	Monroeville, PA	2,372 MMBtu/day
Valley	Harrison City, PA	2,372 MMBtu/day
Galveston	Galveston, TX	1,857 MMBtu/day
Raeger Mountain	Johnstown, PA	1,857 MMBtu/day
Shade	Cairnbrook, PA	1,857 MMBtu/day
Coastal Plains	Alvin, TX	1,775 MMBtu/day
Pico	Jerome, ID	903 MMBtu/day
Total		32,922 MMBtu/day

(1) The capacity for Apex will increase to approximately 5,273 when we commission the second facility in the second quarter of 2025.

* Assumes inlet methane content of 56% for all sites other than Pico, which assumes inlet methane content of 62%, and process efficiency of 91%.

Renewable Electricity Projects

We currently own and operate the following two Renewable Electricity projects in California and Oklahoma, which, in the aggregate, have a total design capacity of approximately 29.1 MW. Our Renewable Electricity projects utilize reciprocating engine generator sets to generate electricity at landfills. This does not include the Montauk Ag Renewables project in North Carolina, which is not yet operational.

Renewable Electricity Projects

Site	Location	Capacity(1)
Bowerman Power	Irvine, CA	23.6 MW
Tulsa/AEL	Sand Springs, OK	3.2 MW
Pico(1)	Jerome, ID	2.3 MW

Total		29.1 MW

(1)
Beginning in October 2020, we began reporting the result of operations of Pico within RNG, but Pico continues to generate electricity.

* Assumes inlet methane content of 56% and process efficiency of 91%,

A critical component of our business is our ability to negotiate and maintain long-term fuel supply agreements at our project sites. We have developed strong working relationships with our landfill site owners, including eight of 13 operating projects and other potential development projects each with Waste Management and Republic Services, the two largest waste companies in the United States, and actively seek to strategically extend our tenure at our project sites.

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

Fuel Supply Agreement Summary

RNG Projects

Fuel Supply Agreement Expiration Dates	Current Sites as of December 31, 2024	% of 2024 Total RNG Production
Within 0-5 years	2	7.8%
Between 6-15 years	3	32.3%
Greater than 15 years	6	60.0%

Renewable Electricity Projects

Fuel Supply Agreement Expiration Dates	Current Sites as of December 31, 2024	% of 2024 Total Renewable Electricity Production
Within 0-5 years	—	3.4%
Between 6-15 years	—	—%
Greater than 15 years(1)	2	91.9%

(1)
Our Pico project continues to generate both RNG and Renewable Electricity and is accounted for above in the RNG Projects summary.

Customers

Our customers for RNG and RINs typically include large, long-term owner-operators of landfills and livestock farms, local utilities, and large refiners in the natural gas and refining sectors. Royalty structures included in our agreements, as well as the large size of our counterparties, limit their credit risk. Valero, GE Warren, Exxon and Mercuria represented approximately 17.6%, 15.7%, 13.8% and 11.8%, respectively, of our operating revenues in 2024 from the sale of Environmental Attributes. We sell RINs to numerous RIN off-take parties and our largest RIN off-taker as a percentage of revenue can vary year to year given the short-term nature of these contracts. In addition to revenues from sales of RNG and RINs, we also share a portion of our Environmental Attributes with our pathway providers as in-kind consideration for the counterparty using our RNG as a transportation fuel.

Our customers for electricity typically include investor-owned and municipal electricity utilities. For the sale of Renewable Electricity and RECs, the City of Anaheim represented approximately 9.3% of our operating revenues in 2024. These sales occurred under a PPA between us and the City of Anaheim, in which electricity and RECs are sold at fixed prices. In 2024, we converted 100% of the monetization of our Renewable Electricity production and Environmental Attributes under fixed-price agreements. For our electricity sales, all of our customers with whom we have off-take agreements are investment-grade entities with low credit risk.

No other single customer represented more than 10% of our total 2024 operating revenues.

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

We have made substantial investments in a centralized Enterprise Resource Planning (“ERP”) system (Microsoft Dynamics) to better integrate operations across our projects. This system centralizes maintenance operations across all of our projects. Our proactive approach to maintenance, corrective maintenance, root cause analysis, failure reporting, project management, and budgeting are all completed using the ERP system. We are currently in the process of migrating our ERP to the latest version of the Microsoft Dynamics system. We anticipate having this system migration complete in 2025.

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

We are subject to the Clean Air Act, which regulates the emissions of air pollutants to protect the environmental and public health. The combustion of biogas results in emissions of carbon monoxide, oxides of nitrogen, sulfur dioxide, volatile organic compounds and particulate matter. Federal, state and local laws may require us to obtain permits or impose other burdens, including monitoring, testing, recordkeeping and reporting by us in order for us to conduct operations. In addition, our operations and the operations of landfills may be subject to additional air emissions laws and regulations, such as those designed to address the emission of methane, a potent GHG.

Among other laws, we are subject to Subtitle D of the Resource Conservation and Recovery Act and other federal, state and local laws, which impose conditions on the handling of hazardous and non-hazardous waste, including the emission of methane in landfills. Likewise, we are subject to the Comprehensive Environmental Response Compensation and Liability Act of 1980 and other federal, state and local laws, which govern the investigation and cleanup of sites contaminated with hazardous substances. We have not been identified as a potentially responsible party with respect to environmental remedial costs at any site to date. We also may be required to obtain permits to discharge wastewater and stormwater pursuant to the Clean Water Act’s National Pollutant Discharge Elimination System and other federal, state and local laws governing such discharges.

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

Our RNG projects are also subject to state renewable fuel standard regulations. The CA LCFS program requires producers of petroleum-based fuels to reduce the CI of their products, beginning with a quarter of a percent in 2011, a 10% total reduction in 2020, and a 30% total reduction in 2030. Petroleum importers, refiners and wholesalers can either develop their own low-carbon fuel products, or buy CA LCFS credits from other companies that develop and sell low-carbon alternative fuels, such as biofuels, electricity, natural gas or hydrogen. We are subject to a qualification process for CA LCFS credits that is similar to that for RINs, including verification of CI levels and other requirements.

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

We monitor regulatory trends and developments in the U.S. regarding the regulation of greenhouse gas emissions. The EPA published final regulations for methane emissions, a greenhouse gas, from oil and gas facilities in March 2024. The regulation does not apply to our operations and could, combined with another public policy and private sector initiatives, increase interest in developing more renewable energy projects in the U.S. We will continue to monitor greenhouse gas regulatory initiatives in the U.S. and assess their potential relevance to our business and operations.

We routinely conduct compliance audits on our projects to proactively identify and correct potential compliance deficiencies or risks. Additionally, we closely monitor emerging regulatory developments that may impact our operations or business strategy. Montauk also participates in industry trade groups, such as the RNG Coalition and American Biogas Council, to advocate policies and regulatory frameworks that support continued expansion of renewable energy in the United States.

The operation of our business may expose us to certain liabilities and compliance costs related to environmental matters. These liabilities or compliance costs did not have a material effect on our capital expenditures or competitive position for fiscal 2024, nor do we expect them to have a material effect in the future. We believe we are in material compliance with all environmental regulations applicable to our operations.

Inflation Reduction Act. The Inflation Reduction Act ("IRA" or the "Act") will be administered by multiple federal agencies including EPA, U.S. Department of Energy and the Internal Revenue Service of the U.S. Department of the Treasury. The goals of the IRA include incentivizing the development and production of renewable energy. We cannot speculate on exactly how the IRA will be implemented; however, the Act does contain numerous incentives for the production of clean energy which may impact our products. President Trump signed Executive Order 14154 on January 20, 2025, which immediately paused the disbursement of funds under the IRA. The funding pause has been challenged by several states and the District of Columbia.

Employees and Human Capital Resources

Employee Profile

We employed 166 people on December 31, 2024, located in California, Idaho, Ohio, Oklahoma, Pennsylvania, North Carolina and Texas. Our employee population is comprised of a mix of field operations personnel and office-based professionals. As of December 31, 2024, none of our employees were represented by a collective bargaining unit or labor union. We consider our employee relations to be good across our organization.

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

Our recordable cases and total recordable incident rate (“TRIR”), excluding COVID-19 related incidents, was 2.89 and 0.00 in 2024 and 2023, respectively. The 2023 TRIR national average was 2.4 for all industries. We continue to focus on practices and measures to lower our TRIR.

Employee Development and Training

The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain talented individuals at all levels of our organization. To succeed in a competitive labor market, we have developed and implemented various recruitment and retention strategies. These include competitive salary structures, bonus programs and competitive benefits, as well as paid time off, sick leave, disability coverage, group term life insurance, and a retirement savings program. We also offer our employees tuition reimbursement for job-related education and training opportunities. We continue to provide leadership and developmental training for our executive, director and manager level employees.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements, non-compete, and license agreements to protect our intellectual property. We acquired certain technology associated with the Montauk Ag Renewables Acquisition for which we received a patent during 2021 with a term of 20 years. In 2022, we filed a provisional patent application pertaining to a combustion-based oxygen removal condensate neutralization technology we developed. The provisional patent covers a new low pH neutralization technology designed to mitigate unfavorable pH condensate that is produced when wastewater is removed from the biogas conversion process. In 2024, we filed a provisional patent application pertaining to a renewable natural gas processing skid that we developed. While we hold patents related to our business, we do not view our patents to be material to our total business.

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

Information About Our Executive Officers

Below is a list of the names, ages, and positions of our executive officers, and a brief summary of the business experience of our executive officers (ages as of March 1, 2025).

Name	Age	Position
Sean F. McClain	50	President and Chief Executive Officer, Director
Kevin A. Van Asdalan	47	Chief Financial Officer and Treasurer
James A. Shaw	53	Vice President of Operations
Michael Barsch	51	Vice President of Business Development
John Ciroli	54	Chief Legal Officer and Secretary
Sharon Frank	68	Vice President of Environmental, Health and Safety

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

Landfills contain organic material whose decomposition causes the generation of gas consisting primarily of methane, which our RNG projects use to generate power or renewable natural gas, and carbon dioxide. The estimation of landfill gas production volume is an inexact process and dependent on many site-specific conditions, including the estimated annual waste volume, composition of waste, regional climate and the capacity and construction of the landfill. Production levels are subject to a number of additional risks, including a failure or wearing out of our or our landfill operators’, customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply or quality of the project’s source of biogas and faster than expected diminishment of such biogas supply; or volume disruption in our fuel supply collection system. Any extended interruption and/or volume disruption in the project’s operation, or failure of the project for any reason to generate the expected amount of output, could adversely affect our business and operating results. For example, certain of our Houston-based operating sites were impacted by severe weather events during the first nine month of 2024 including multiple day extended outages from Hurricane Beryl in July 2024. Furthermore, we produced fewer MMBTu and MWh in the third quarter of 2023 compared with the third quarter of 2022 due to dry weather conditions and higher ambient temperatures. In addition, we have in the past, and may in the future, incur material asset impairment charges if any of our renewable energy projects incurs operational issues that indicate our expected future cash flows from the project are less than the project’s carrying value. Any such impairment charge could adversely affect our operating results in the period in which the charge is recorded.

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

A substantial portion of our revenues are generated from five project sites. For the years ended December 31, 2024 and 2023, excluding the effect of derivative instruments, approximately 69.1% and 68.4%, respectively, of operating revenues were derived from these locations. During 2024, RNG production at our Atascocita, Rumpke, McCarty and Galveston facilities accounted for approximately 20.3%, 18.9%, 16.4% and 11.0% of our RNG revenues, respectively, and 18.7%, 21.4%, 15.0% and 8.7% of the RNG we produced, respectively. During 2024, Renewable Electricity production at our Bowerman Power LFG, LLC (“Bowerman”) facility accounted for approximately 92.2% of our Renewable Electricity Generation revenues and 82.6% of the Renewable Electricity we produced during 2024. A lengthy interruption of production or transmission of renewable energy from one or more of these projects, as a result of a severe weather event, failure or degradation of our or a landfill operator’s equipment or interconnection transmission problems could have a disproportionate effect on our revenues and cash flow.

Our Atascocita, McCarty, Galveston and Coastal Plains projects are located within 20 miles of each other near Houston, Texas and six of our other RNG projects are located in relatively close proximity to each other in Pennsylvania and Ohio. Regional events, such as gas transmission interruptions, regional availability of replacement parts and service in the event of equipment failures and severe weather events in either of those geographic regions have previously adversely affected, and if the future could adversely affect, our RNG production and transmission. These impacts are greater than would be if our business was more geographically diverse.

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

Our success will depend on our ability to create and maintain a competitive position in the renewable energy industry. Other than the patented technology acquired through the Montauk Ag Renewables Acquisition, our internally developed condensate neutralization technology and an RNG processing skid we developed, we do not have any exclusive rights to any of the technologies that we utilize, and our competitors may currently use and may be planning to use identical, similar or superior technologies. While significant to the development associated with our emerging North Carolina Montauk Ag Renewables business, we do not currently consider patented technology material to the total business. In addition, the technologies that we use may be rendered obsolete or uneconomical by technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others.

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

We aim to maintain and grow our position as a leading producer of RNG in the United States. Our specific focus on the renewable energy sector exposes us to risks related to the supply of, demand for and the ultimate price of energy commodities and Environmental Attributes, inflation, taxes, tariffs, duties or other assessments on necessary equipment, the cost of capital expenditures, government regulation, world and regional events and economic conditions, and the acceptance of alternative power sources. As a renewable energy producer, we may also be negatively affected by lower energy output resulting from variable inputs, mechanical breakdowns, faulty technology, competitive electricity markets or changes to the laws and regulations that mandate the use of renewable energy sources by refiners and importers of gasoline and diesel fuel and electric utilities.

In addition, several other factors related to the development and operation of individual renewable energy projects could adversely affect our business, including:

•
regulatory changes, whether as a result of the new presidential administration or otherwise, that affect the demand for or supply of Environmental Attributes and the prices thereof, which could have a significant effect on the financial performance of our projects and the number of potential projects with attractive economics;
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
•
the ability to obtain financing for a project on acceptable terms or at all and the need for substantially more capital than initially budgeted to complete projects and exposure to liabilities as a result of unforeseen costs or environmental, construction, technological or other complications;
•
entering into markets where we have less experience, such as our projects for biogas recovery at livestock farms;

•
exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;
•
failures or delays in obtaining desired or necessary land rights, including ownership, leases, easements, zoning rights and building permits;
•
a decrease in the availability and timeliness of delivery of raw materials and components necessary for the projects to function or an increase in the costs of raw materials and components due to, among other reasons, inflation, tariffs, duties, taxes or assessments;
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

Our business is currently focused on converting methane into renewable energy. In the future, we may expand our strategy to include other types of projects. For example, we have entered into an agreement with European Energy North America under which we supply biogenic carbon dioxide for the creation of e-methanol and have announced a pilot project with Emvolon in which we will recover and convert biogas into green methanol. We cannot assure you that we will be able to identify attractive opportunities outside of our current area of focus or acquire or develop such projects at a price and on terms that are attractive or that, once acquired or developed, such projects will operate profitably. In addition, these projects could expose us to increased operating costs, unforeseen liabilities or risks, and regulatory and environmental concerns associated with entering into new sectors of the energy industry, including requiring a disproportionate amount of our management’s attention and resources, which could adversely affect our business, as well as place us at a competitive disadvantage relative to more established market participants. A failure to successfully integrate such new projects into our existing project portfolio as a result of unforeseen operational difficulties or otherwise, could adversely affect our business, financial condition and results of operations.

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

We depend on Environmental Attributes, which are federal, state and local government incentives in the United States, provided in the form of RINs, RECs, LCFS credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy. RINs are created through the RFS program administered by the EPA, which requires transportation fuel sold in the United States to contain a minimum volume of renewable fuel and has historically permitted refineries and importers of transportation fuel to satisfy their RVOs by purchasing either (i) D5 RINs and cellulosic waiver credits (“CWCs”) or (ii) D3 RINs. In a December 1, 2022 proposed rule, EPA proposed to not utilize its cellulosic waiver authority for the years 2023-2025. However, if actual production is lower than the RVO, the EPA will have discretion to utilize CWC. This rule was finalized in July 2023. On December 12, 2024, EPA proposed a partial waiver of 2024 Cellulosic Biofuel Volume Requirements due to the projected shortfall of D3 RINs available to meet the 2024 RVO. This proposal is still pending and, with a new presidential administration, it is unknown when this proposed rule will be finalized (if at all) in 2025. In addition, under the RFS, EPA was required to finalize RVO volumes for 2026 by November 1, 2024 but did not meet that deadline. According to the White House Office of Management and Budget’s Fall Unified Agenda and Regulatory Plan, published on December 13, 2024, EPA indicates that it expects in March 2025 to (i) publish a rule finalizing its December 12, 2024 proposed partial waiver of 2024 Cellulosic Biofuel Volume Requirements and (ii) propose RVO volumes for 2026 (which EPA expects to finalize in December 2025). There can be no assurance that EPA will meet its proposed timelines for these actions. RECs are created through state law requirements for utilities to purchase a portion of their energy from renewable energy sources. 74% and 76% of our operating revenues for 2024 and 2023, respectively, were generated from the sale of Environmental Attributes. These government economic incentives could be reduced or eliminated altogether, or the categories of renewable energy qualifying for such government economic incentives could be changed. These renewable energy program incentives are subject to regulatory oversight and could be administratively or legislatively changed in a manner that could adversely affect our operations. Further, the generation of LCFS credits on our dairy farm project is expected to increase the percentage of our revenues generated from Environmental Attributes. Reductions in, changes to, or eliminations or expirations of governmental incentives could result in decreased demand for, and lower revenues from, our projects. Changes in the level or structure of the RPS of a state for electricity could also result in a decline in our revenues or decreased demand for, and lower revenues from, our electricity projects.

We may be unable to obtain, modify or maintain the regulatory permits, approvals and consents required to construct and operate our projects.

Our operations are subject to various federal, state, and local EHS laws and regulations, including those relating to the release, emission or discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and wastes, the health and safety of our employees and other persons, and the generation of RINs and LCFS credits.

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

New laws, changes to existing laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our plants under federal or state law. Present and future federal and state environmental laws and regulations, and interpretations of those laws and regulations, applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition. In January 2025, President Trump’s Putting America First in International Environmental Agreements executive order withdrew the United States from the United Nations Framework Convention on Climate Change’s (UNFCCC) Paris Agreement, which aims to reduce net greenhouse gas emissions by 61% below 2005 levels by 2030. This order also withdrew the United States from any similar climate-related agreements made under the UNFCCC. The stated purpose of Trump’s Initial Rescissions of Harmful Executive Orders and Actions executive order is to retract certain practices of President Biden, including those addressing public health and the environment, the climate crisis and climate-related financial risks. The order rescinds identified initiatives related to environmental justice, clean energy and electric vehicles, and energy and infrastructure. These executive orders present risks to federal incentives available to promote renewable energy, as can be seen in the Unleashing American Energy executive order signed by President Trump that explicitly calls for an immediate pause of the disbursement of funds under the IRA and the Infrastructure Investment and Jobs Act, both of which contain renewable energy incentives.

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

Since 2015, EPA has been attempting to regulate carbon dioxide (CO2) emissions from existing fossil-fuel fired electric power generation facilities under section 111(d) of the Clean Air Act. Depending on how these regulations are structured, they could result in favorable treatment for renewable energy, as happened with the 2015 Clean Power Plan, which allowed facility owners to reduce emissions with “outside the fence” measures, including those associated with renewable energy projects. EPA’s first two efforts to regulate these emissions from power generation facilities, including the Clean Power Plan and the later Affordable Clean Energy Rule, have been struck down through a combination of changes in administration and judicial review. EPA’s most recent regulation is the 2024 Power Plant GHG Rule, which was published on May 9, 2024. The Power Plant GHG Rule rule includes performance-based mechanisms for EGUs burning coal and incentivizes the early retirement of coal-fired plants by having less stringent (or no) emission limits for plants that agree to retire by certain dates. States are required to submit their individual compliance plans by May 11, 2026. State plans could include compliance flexibilities such as emission trading. However, the Power Plant GHG Rule has been heavily litigated, and EPA recently filed a motion that was granted to hold the case in abeyance so that new leadership at EPA can review the rule and consider next steps. Given the emphasis in President Trump’s executive orders regarding favoring fossil fuel production and rescinding the Biden administration’s executive orders on climate change, it is expected that EPA will reconsider this rule. In addition, in the Unleashing American Energy executive order, President Trump also directed the EPA Administrator to submit a report on the “legality and continuing applicability” of its 2009 endangerment finding for GHGs under the CAA. Revoking this finding would undermine the EPA’s regulations covering CO2 and other GHG emissions from power plants and its climate regulatory authority in general.

Revenue from any projects we complete may be adversely affected if there is a decline in public acceptance or support of renewable energy, or regulatory agencies, local communities, or other third parties delay, prevent, or increase the cost of constructing and operating our projects.

Certain persons, associations and groups could oppose renewable energy projects in general or our projects specifically, citing, for example, misuse of water resources, landscape degradation, land use, food scarcity or price increase and harm to the environment. Moreover, regulation may restrict the development of renewable energy plants in certain areas. In order to develop a renewable energy project, we are typically required to obtain, among other things, environmental impact permits or other authorizations and building permits, which in turn require environmental impact studies to be undertaken and public hearings and comment periods to be held during which any person, association or group may oppose a project. Any such opposition may be considered by government officials responsible for granting the relevant permits, which could result in the permits being delayed or not being granted or being granted solely on the condition that we carry out certain corrective measures to the proposed project. Opposition to our projects’ requests for permits or successful challenges or appeals to permits issued for our projects could adversely affect our operating plans.

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

The market for renewable energy is influenced by U.S. federal, state and local government regulations and policies concerning renewable energy. These regulations and policies are continuously being modified, which could result in a significant future reduction in the potential demand for renewable energy, including RINs, RECs and LCFS credits, renewable energy project development and investments. For example, on December 12, 2024, EPA proposed a partial waiver of 2024 Cellulosic Biofuel Volume Requirements due to the projected shortfall of D3 RINs available to meet the 2024 RVO. This proposal is still pending, and, with a new presidential administration, it is unknown when this proposed rule will be finalized (if at all) in 2025. Any new government regulations applicable to our renewable energy projects or markets for renewable energy may result in significant additional expenses or related development costs and, as a result, could cause a significant reduction in demand for our renewable energy. For additional information on regulatory developments, see “Item 7A.—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Key Trends—Regulatory, Environmental and Social Trends.”

In order to benefit from RINs and LCFS credits, our RNG projects are required to be registered and are subject to regulatory audit.

We are required to register an RNG project with the EPA and relevant state regulatory agencies to generate Environmental Attributes. As a participant of the EPA's RFS program, we qualify our RINs through a voluntary Quality Assurance Plan, which typically takes from three to five months from first injection of RNG into the commercial pipeline system. The Biogas Regulatory Reform Rule ("BRRR") implemented changes to the RFS program effective January 1, 2025. The BRRR requires that all unseparated K3 RINs generated by the RNG producer on RNG volumes injected into the commercial pipeline distribution system only become valid for sale once they are separated with the support of dispensing statements by a registered dispenser or RIN separator. This process could result in delays to the RNG producer's receipt of the separated K2 RINs from the dispenser. This rule change could also result in a RNG producer's failure to generate K3 RINs for a given gas flow month if the registered biogas producer negligently fails to generate the necessary biogas tokens before the end of the subsequent gas flow month. Furthermore, although no similar qualification process currently exists for LCFS credits, we expect such a process to be implemented and would expect to seek qualification on a state-by-state basis under such future programs. Changes to the LCFS program require annual verification of the CI score assigned to a project. Annual verification could significantly affect the profitability of a project, particularly in the case of a livestock farm project. Delays in obtaining registration, RIN qualification, and any future LCFS credit qualification, or CI rescoring through CARB annual audits, of a new project could delay future revenues from the project and could adversely affect our cash flow. Further, we typically make a large investment in the project prior to receiving the regulatory approval and RIN qualification. BRRR now requires that all RNG producers register their projects and use a Quality Assurance Plan (QAP). QAPs required third-party audits and semi-annual on-site visits of projects to validate generated RINs and overall compliance with the RFS program. We are also subject to a separate third party’s annual attestation review. The QAP provides a process for RIN owners to follow, for an affirmative defense to civil liability, if used or transferred QAP verified RINs were invalidly generated. A project’s failure to comply could result in remedial action by the EPA, including penalties, fines, retirement of RINs, or termination of the project’s registration, any of which could adversely affect our business, financial condition and results of operations. For additional information on recent developments in this area, including the Pico facility’s CI score, see “Item 7A.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends—Regulatory, Environmental and Social Trends.”

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

The United States has not implemented comprehensive federal climate change legislation. Furthermore, the new presidential administration froze all funding provided by the Bipartisan Infrastructure Law (“Infrastructure Investment and Jobs Act”) and Section 7 of the IRA. However, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions.

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

We currently operate seven renewable energy projects (six RNG projects and one Renewable Electricity project) on landfills operated by Waste Management and two RNG projects on landfills operated by Republic Services. Our projects located on Waste Management operated landfills represented 38.5%, 37.3% and 38.9% of our revenue in 2024, 2023 and 2022, respectively. Our projects located on Republic Services operated landfills represented 24.6%, 22.2% and 25.1% of our revenue in 2024, 2023 and 2022, respectively. We are dependent upon Waste Management and Republic Services to operate and maintain their landfill facilities and provide a continuous supply of waste for conversion to RNG and Renewable Electricity. Further, we consider our relationship with these landfill operators an important factor in our growth strategy for additional projects. In the event that we fall out of favor with either of these landfill operators due to a dispute, problems with our operations at one of their facilities or otherwise, the landfill operator may seek to terminate the related project and be less inclined to work with us on future projects.

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

In 2024, sales to Valero, GE Warren, ExxonMobil and Mercuria represented approximately 17.6%, 15.7%, 13.8 and 11.8%, respectively of our operating revenue. In 2023, sales to Valero, GE Warren and HF Sinclair represented approximately 22.0%, 11.7% and 11.7%, respectively of our operating revenue. Five customers made up approximately 68.2% and 70.7% of our accounts receivable as of December 31, 2024 and 2023, respectively. Revenues from our largest customers may fluctuate from time to time based on our customers’ business needs, market conditions or other factors outside of our control. If any of our largest customers terminates its relationship with us, such termination could adversely affect our revenues and results of operations.

Capital and Credit Risks

Our senior credit facility may not be sufficient to meet our financial needs and contains financial and operating restrictions that may limit our business activities and our access to other forms of credit.

Our senior credit facility consists of an $80.0 million principal amount term loan, of which $56.0 remains outstanding as of December 31, 2024, and a $120.0 million revolving credit line, which is undrawn as of December 31, 2024. This facility may not be sufficient to meet our financial needs as our business grows. The senior credit facility matures in December 2026 and we may be unable to extend or replace it on acceptable terms, or at all. Furthermore, the credit agreement governing our facility (the “Amended Credit Agreement”) imposes business restrictions and contains other covenants that require us to meet specified financial ratios and financial tests. Under the Amended Credit Agreement, we are required to maintain:

•
a fixed charge coverage ratio of at least 1.20 to 1.00; and
•
a total leverage ratio of not more than 3.00 to 1.00.

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

Our failure to comply with these covenants could result in the declaration of an event of default and cause us to be unable to borrow under the Amended Credit Agreement. In addition to preventing additional borrowings under the Amended Credit Agreement, an event of default, if not cured or waived, could result in the acceleration of the maturity of indebtedness outstanding under the facility, which would require us to immediately repay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, or at all. As of December 31, 2024, we were in compliance with all covenants.

We may be required to write-off or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which would harm our earnings.

In accordance with GAAP, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, project development costs, interest costs related to project financing and certain energy assets. In addition, we have considerable unamortized assets. In 2024, we recorded impairment charges of $1.6 million of which $1.0 related to RNG and REG assets that were deemed obsolete or inoperable for current operations, $0.3 million related to an REG site that ceased operations and was subsequently sold, and $0.3 related to REG assets following initial startup testing failures for one of our construction work in progress sites. In 2023, we recorded impairment charges of $0.9 million of which $0.8 million related to specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and $0.1 related to obsolete REG critical spares. In 2022, we recorded impairment charges of $2.1 million related to our estimate of future cash flows not exceeding the carrying amount of a Renewable Electricity facility and discrete charges of $1.4 million and $1.1 million related to the ongoing development of the Montauk Ag Renewables and an asset component of an RNG facility. In addition, from time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (i) any operation or other asset that is being sold, permanently shut down, impaired or has not generated or is not expected to generate sufficient cash flow; (ii) any pending acquisition that is not consummated; (iii) any project that is not expected to be successfully completed; and (iv) any goodwill or other intangible assets that are determined to be impaired. A material write-off or impairment change could adversely affect our ability to comply with the financial covenants under the Amended Credit Agreement, and otherwise adversely affect our business, financial condition and results of operations.

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

Stockholder affiliates of Mr. Copelyn and Mr. Govender have entered into a Consortium Agreement whereby they agree to act together when voting our common stock in the election of directors, among other matters. The parties to the Consortium Agreement beneficially owned, in the aggregate, approximately 52.3% of our common stock as of February 28, 2025. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

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

Risk Management and Strategy

Enterprise risk management is the responsibility of our executive management team consisting of our chief executive officer, chief financial officer, chief legal officer and our vice presidents of operations, business development and environmental, health and safety. Our executive management team meets on a weekly basis and discusses cybersecurity on an ad hoc basis when it is relevant. Our director of Information Technology, who reports directly to our chief executive officer, and our director of Internal Audit are primarily responsible for management of cybersecurity risk. Our director of Information Technology is an active ISC2 accredited member with 15 years of information technology experience, namely in developing solutions focused on private and hybrid cloud computing systems for small scale organizations. In accordance with our overall enterprise risk management process, our executive management team supervises our director of Information Technology to assess, identify, report and manage material risks from cybersecurity threats and relies on our director of Internal Audit to assess, identify and report those risks. As part of this process, we rely significantly on third-party providers to assist us with our cybersecurity risk management and strategy. These providers supply ongoing services including consulting services, access to a virtual CISO, threat monitoring and detection, threat response and mitigation strategies, updates on emerging trends and developments with policy and procedure guidance. Other service providers offer targeted assistance such as security and forensic expertise on an as needed basis. We also maintain cybersecurity insurance.

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

As of December 31, 2024, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected us, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the heading, “Cybersecurity and Information Technology Risks” in this Form 10-K.

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

ITEM 2. PROPERTIES.

We own approximately 216 acres in Turkey, NC for which we are using to develop Montauk Ag Renewables. Montauk Ag Renewables is reported in our Renewable Electricity Generation segment.

Our principal executive office is located in Pittsburgh, Pennsylvania. We lease an approximate 24,000 square foot office space at this site for approximately $45,000 per month pursuant to a lease which expires on April 30, 2033.

We also lease an 8,400 square foot regional office and warehouse to service our sites in Houston, Texas, pursuant to a lease which expires on December 31, 2026, for approximately $8,000 per month. We currently own and operate 13 projects, 11 of which are RNG projects and two of which are Renewable Electricity projects. See “Item 1. Business—Our Current Operating Portfolio” for further descriptions of our projects, which information is incorporated into this item by reference.

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

Holders of Montauk Common Stock

As of March 7, 2025, there were 12 holders of record of 143,717,391 shares of Montauk common stock outstanding as of such date. The number of holders of record of Montauk common stock does not reflect the number of beneficial holders whose shares are held by depositaries, brokers or other nominees.

Performance Graph

The following stock performance graph compares our total stock return with the total return for (a) NASDAQ Composite Index and (b) an industry peer group. Our 2024 and 2023 peer group, which is comprised of companies that we believe have comparable characteristics and are in the same industry or line-of-business, consists of Ameresco, Inc., Aemetis, Inc., Anaergia, Inc., Clean Energy Fuels Corp., Gevo, Inc., and Opal Fuels, Inc. Our 2022 peer group consisted of Aemetis Inc., Clean Energy Fuels Corp., and Gevo Inc. Our eleven month 2021 peer group also included Archaea Energy, Inc., and Renewable Energy Group Inc. but these entities were acquired and ceased trading during 2022 and, as such, a separate line showing the total returns for this group is not possible in the below performance graph through December 31, 2022. The graph assumes that on January 22, 2021, the date our common stock began trading on the Nasdaq Capital Market, $100 was invested in our common stock and in each index based on the closing market price on that day and that all dividends were reinvested. The returns shown are based on historical events and are not intended to suggest future performance.

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

	1/22/21	3/21	6/21	9/21	12/21	3/22	6/22	9/22	12/22
Montauk Renewables, Inc.	100.00	116.49	73.87	108.29	98.84	108.00	96.91	168.18	106.36
NASDAQ Composite	100.00	102.95	112.92	112.66	122.18	111.25	86.46	83.08	82.43
Peer Group	100.00	105.94	94.35	87.29	88.23	89.02	50.82	64.52	55.01

	3/23	6/23	9/23	12/23	3/24	6/24	9/24	12/24
Montauk Renewables, Inc.	75.89	71.75	87.85	85.92	40.12	54.97	50.24	38.38
NASDAQ Composite	96.48	109.07	104.77	119.22	130.32	141.36	145.26	154.48
Peer Group	47.23	49.77	42.25	35.22	28.09	27.16	33.85	27.12

Dividend Policy

The Company did not pay any dividends in the fiscal year ended December 31, 2024 and currently intends to retain future earnings, if any, to finance the operations, growth and development of its business. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness and the DGCL. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, and other factors that our Board of Directors may deem relevant.

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

This section generally discusses our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For discussion and analysis of our results for the year ended December 31, 2023 compared to the year ended December 31, 2022 , refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 14, 2024.

Overview

Montauk is a renewable energy company specializing in the recovery and processing of biogas from landfills and other non-fossil fuel sources for beneficial use as a replacement to fossil fuels. We develop, own, and operate RNG projects, using proven technologies that supply RNG into the transportation industry and use RNG to produce Renewable Electricity. We are one of the largest U.S. producers of RNG, having participated in the industry for over 30 years. We established our currently operating portfolio of 11 RNG and two Renewable Electricity and development projects through self-development, partnerships, and acquisitions that span seven states.

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

Recent Developments

RINs Generated but Unsold

Our profitability is highly dependent on the market price of Environmental Attributes, including the market price for RINs. As we self-market a significant portion of our RINs, a decision not to commit to transfer available RINs during a period will impact our revenue and operating profit. We decided to not transfer all available D3 RINs generated and available for transfer during the fourth quarter of 2024. As a result, in the first quarter of 2025, we had approximately 9,885 RINs in inventory related to 2024 RNG production. We have entered into commitments to transfer all RINs generated and available for sale from 2024 RNG production. We have not entered into commitments to transfer future RINs generated from forecasted future 2025 RNG production. The average D3 RIN index price for the fourth quarter of 2024 and January 2025 through February 28, 2025 was approximately $2.80 and $2.42, respectively.

Calendar Quarter	RINs Available for Sale	RINs Sold	RINs sold as % of RINs Available	RINs Available but Unsold	RINs Unsold as % of RINs Available
2023 First Quarter	11,215	2,949	26.3%	8,266	73.7%
2023 Second Quarter	20,407	17,441	85.5%	2,966	14.5%
2023 Third Quarter	14,514	13,750	94.7%	764	5.3%
2023 Fourth Quarter	10,904	10,796	99.0%	108	1.0%
2024 First Quarter	11,240	7,889	70.2%	3,351	29.8%
2024 Second Quarter	14,707	10,000	68.0%	4,707	32.0%
2024 Third Quarter	15,895	15,750	99.1%	145	0.9%
2024 Fourth Quarter	9,822	3,000	30.5%	6,822	69.5%

Capital Development Summary

The following summarizes our ongoing development growth plans expected capacity contribution, anticipated commencement of operations, and capital expenditure estimate, respectively, excluding Montauk Ag Renewables Development project:

Development Opportunity	Estimated Capacity Contribution (MMBtu/day)	Anticipated Commencement Date	Estimated Capital Expenditure
Second Apex RNG Facility	2,100	2025 second quarter	$30,000-$40,000
Blue Granite RNG Facility	900	Delayed	TBD
Bowerman RNG Facility	3,600	2027	$85,000-$95,000
European Energy Facilities	N/A	2027	$65,000-$75,000
Tulsa RNG Facility	1,500	2027	$25,000-$35,000

Pico Digestion Capacity Increase

In 2024, we successfully commissioned the expansion of our digestion capacity which is necessary to process the final tranche of increased feedstock expected to be received in the second quarter of 2025. Upon receipt of the final tranche, we will make the final contractual payment to the dairy host. As a result of the increased digestion capacity, we produced approximately 73.4% more MMBtu during 2024 as compared to 2023.

Carbon Dioxide Beneficial Use Opportunity

In 2024, we signed a contract for the delivery of 140 thousand tons per year of biogenic carbon dioxide (“CO2”) from our four Texas facilities. We intend to capture, clean and liquefy CO2 at select Texas facilities, at which point it will be transported to EE North America (“EENA”), a Texas-based e-methanol facility. The delivery term is expected to last at least 15 years with first delivery expected to begin in 2027. During 2024, we completed the initial site surveys related to locating the CO2 processing equipment, evaluated equipment suppliers, and started engineering design. We continue to target a commissioning start in 2027 and currently expect the capital investment to begin in the second quarter of 2025 for long lead equipment and design engineering.

Waste-stream Biogas Recovery

In 2024, a collaboration with Emvolon was announced to transform methane emissions from waste stream biogas into high-value carbon negative fuel. Leveraging Emvolon's patented technology, the initial pilot at our Atascocita facility in Houston, Texas is a small-scale demonstration of recovering and converting biogas into green methanol. The pilot is designed to provide proof of concept and we may eventually move to a commercial facility capable of producing up to 15 thousand gallons of green methanol per year. The ultimate goal is to lead to a full-scale, commercial system capable of producing up to 2,400 gallons of methanol annually at the same or similar sites. We do not expect any short term financial benefits from this demonstration nor a disruption to our operations.

REG Facility Sale

In 2024, we reached an agreement with the site host to sell the gas rights ahead of the fuel supply expiration of one of our existing REG operating facilities. We received proceeds of $1,000 and no longer have obligations to decommission or remove any machinery or equipment at the site. The proceeds received were in excess of the carrying value of the site. The PPA at this site expired during 2024 at which time we estimated that the revenues from this site would significantly decrease adversely impacting this sites future cash flows from operations. The effective date of the sale was October 1, 2024. In connection with the sale, we secured fuel supply agreement amendments to extend the terms of our existing RNG operating facilities, Atascocita and Coastal Plains.

RNG Facility Sale

In December 2024, we entered into an asset purchase agreement to sell an RNG site for a purchase price of $1,000. We entered into the agreement regarding this immaterial site in advance of the expiration of the gas rights agreement at this site. The proceeds received were in excess of the carrying value of the site.

Tulsa REG Conversion to RNG

In 2025, we began an initiative to convert our Tulsa, Oklahoma Renewable Electric Generation facility project through the design and construction of an RNG facility. The project will offer a variable inlet capacity providing production capacity of approximately 1,500 MMBtu per day and designed to beneficially process all of the available inlet gas feedstock from its landfill host.

We expect the capital investment to range from approximately $25,000 to $35,000 and be commissioned during the first quarter of 2027.

Second Apex RNG Facility

In 2022, we announced the planned construction of a second RNG processing facility at the Apex landfill. The construction of a second facility under our existing fuel supply agreement was triggered by biogas feedstock volumes exceeding production capabilities discussions with the landfill host, and the host's waste intake forecasted projections. As the landfill host increases waste intake, we believe the additional 2,100 MMBtu per day of production capacity will enable us to process the forecasted increase in biogas feedstock volumes. We continue to expect there will be a period where we have excess availability capacity after the second facility is commissioned while the landfill host increases their waste intake. We are incurring capital expenditures for the project and expect commercial operations in the second quarter of 2025.

Montauk Ag Asset Acquisition

In 2021, through a wholly-owned subsidiary Montauk Ag Renewables, we completed an asset purchase related to developing technology and a centralized processing location to recover residual natural resources from the waste streams of modern agriculture and to refine and recycle such waste products through proprietary and other processes in order to produce high quality renewable natural gas and recapture nitrogen, phosphorus, and micronutrient organic fertilizer alternatives (the “Montauk Ag Renewables Acquisition”).

Regulatory update

Our progress with regulatory agencies in North Carolina related to the resulting power generation derived from swine waste to confirm its eligibility for RECs under North Carolina’s Renewable Energy Portfolio Standards in anticipation of commercial production remains ongoing. The Turkey location was approved to participate in the Piedmont Natural Gas Renewable Gas Pilot Program which is a step towards obtaining the NREF designation under the NCUC. In January 2024, we received notification from the NCUC that the Turkey, NC location was approved for an NREF and Certificate of Public Convenience and Necessity. In October 2024, our amended NREF application was approved. In December 2024, as part of a broader North Carolina omnibus bill package, the State of North Carolina approved a change in the laws governing the generation of RECs from swine waste under its renewable energy portfolio standards. For qualifying projects in qualifying locations, qualifying swine REC generators have the ability to generate 3:1 RECs for a period of 8 years, followed by 2:1 RECs for a period of 6 years, with normal 1:1 REC generation thereafter. The implementation of this law is ongoing with the NCUC and is subject to limitations, including but not limited to, the annual generation of swine RECs under the change in law.

Offtake update

In July 2023 we signed a REC agreement with Duke Energy (“Duke”). At full first phase capacity, we anticipate the ability to process feedstock from over 200 hog spaces per day, which equates to over two hundred tons of daily waste collection. We currently estimate the first phase of the project will annually produce approximately 45 to 50 MWh equivalents through the combination of 190 to 200 MMBtu and 25 to 30 MWh. We also estimate that at full processing capabilities, the first phase of the project will additionally produce annually 17 to 20 tons of organic fertilizer alternatives. Once the first phase and the facility has been fully commissioned, the project will provide sufficient capacity to satisfy the Duke REC agreement through the deployment of up to eight operational processing lines at the Turkey Creek facility.

With the change in REC generation passed by the state of North Carolina, we are in various other negotiations with other utility users to provide swine RECs from our expected first phase production of MWh.

Feedstock collection update

We have entered into agreements with over forty separate farming locations to provide access to waste from at least 200 thousand hog spaces to support our expected processing needs under our first phase for the Turkey, NC location. We continue to install collection equipment at these separate farms to access the waste. We currently estimate capital investment of up to approximately $250 at each farm related to the installed collection equipment.

We continue to test the most efficient methods of transporting the swine feedstock from the collection farms to the centralized process location. Currently, we are testing a waste palletization process on the mobile equipment. This palletization will capture the energy content in the waste preventing energy decay from time as well as enabling more efficient processing through the reactor. We currently estimate that each mobile collection and transportation unit could range up to approximately $300.

Interconnection update

Our electricity interconnection is ongoing and expected to be completed in the fourth quarter of 2025. This timeline meets our expectations for the commissioning of our reactors and to begin revenue generating activities. Additionally, and to provide future optionality, the gas interconnection is expected to be commissioned in the second quarter of 2025. While the production of RNG is currently secondary to the generation of MWh and swine RECs, this gas interconnection could provide future revenue opportunities to the Turkey, NC location through either production on site or through the injection of gas from other providers.

Production construction update

Including the original equipment acquired in the Montauk Ag Renewables Acquisition, the Turkey, North Carolina asset acquisition, and the relocation of the Magnolia, NC site reactor to Turkey, NC, we currently expect the first phase capital investment to range between $140,000 and $160,000. We continue to use the pilot reactor that was relocated in 2023 and previously operated prior to the 2021 Montauk Ag Renewables Acquisition. The pilot reactor testing includes refining feedstock conveyance, equipment processing, product gas composition, and the composition of the solid output. We have processed and tested both the biogas and micronutrient organic fertilizer alternatives. We are also continuing to staff the Turkey, North Carolina location. With the engineering of the Turkey, NC location being substantively completed, we have finalized an EPC contract to complete the site construction.

Excluding capital expenditures related to feedstock processing but including the original 2021 Montauk Ag Asset Acquisition, we have incurred the following significant capital expenditures at the Turkey, NC site:

•
$16,856 related to the site including land and improvements
•
$15,891 associated with electrical and engineering related matters
•
$8,369 related to production processing equipment
•
$4,415 related to interconnection
•
$1,841 related to the reactors

We continue to develop the opportunities with Montauk Ag Renewables and can give no assurances that our plans related to this acquisition will meet our expectations. Utility interconnection, both inbound to and outbound from our centralized Turkey, NC processing facility is dependent on factors outside of our control. Regulatory development and offtake negotiations could delay our ability to fully optimize or meet the timing expectations related to revenue producing activities. Our current construction timeline and costs are subject to delays or costs increases, respectively. We continue to design and plan for the development of the Turkey, NC facility to be used for commercial production. We expect the Magnolia, NC location to be used for various feedstock processing needs. Based on our current development timeline expectations, we expect to commence significant revenue generating activities in 2026. We intend to contract with additional farms to secure feedstock sources for future production processes.

Bowerman RNG Project

In 2023, we announced a planned development of a renewable natural gas landfill project in Irvine, CA at the Frank R. Bowerman Landfill to process the large and growing volumes of biogas in excess of the existing capacity of the REG facility. We expect facility commissioning in 2027 and expect the capital investment to range between $85,000 - $95,000. As part of the agreement to develop the RNG plant, we agreed to work with the landfill host on the landfill's management of its wellfield and flare facility permit requirements. The landfill has proposed corresponding changes to our agreement, which could impact our existing commissioning schedule. We continue to work with the landfill on these proposed changes to assess what, if any, impacts these changes could have on receipt of required regional regulatory construction permits. The project is anticipated to have production nameplate capacity of approximately 3,600 MMBtu per day, assuming currently forecasted biogas feedstock volumes projected to be available from the host landfill at the time of commissioning. We continue to incur capital expenditures for this project.

Blue Granite RNG Project

In 2023, we announced the planned entrance into South Carolina with the development of a new landfill gas-to-RNG facility. The planned project was expected to contribute approximately 900 MMBtu per day of production capacity upon commissioning.

We experienced delays with our interconnection, most recently due to the utility informing us of their near-term prioritization of remediation efforts from the impacts of Hurricane Helene. In February 2025, we received notice from the utility that it will no longer be honoring a letter of intent secured when we won the development rights to this location and will no longer accept RNG into its distribution system. We continue to review various alternatives related to interconnection opportunities as part of our considerations for offtake options with the understanding those alternatives may differ from initial development project assumptions, included but not limited to physical and virtual and fixed interconnections. We are also reviewing alternatives for this site around producing energy other than RNG. We have paused further capital expenditures related to this site while we consider all alternatives.

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

Factors Affecting Our Future Operating Results:

Conversion of Electricity Projects to RNG Projects:

We continue to evaluate opportunities to convert existing facilities from Renewable Electricity to RNG production. These opportunities tend to be most attractive for any merchant electricity facilities given the favorable economics for the sale of RNG plus RINs relative to the sale of market rate electricity plus RECs. This strategy has been an increasingly attractive avenue for growth since 2014 when RNG from landfills became eligible for D3 RINs. However, during the conversion of a project, there is a gap in production while the electricity project is offline until it commences operation as an RNG facility, which can adversely affect us. This timing effect may adversely affect our operating results as a result of our potential conversion of Renewable Electricity projects. Upon completion of a conversion, we expect that the increase in revenue upon commencement of RNG production will more than offset the loss of revenue from Renewable Electricity production. Historically, we have taken advantage of these opportunities on a gradual basis at our merchant electricity facilities, such as Atascocita and Coastal Plains.

Acquisition and Development Pipeline

The timing and extent of our development pipeline affects our operating results due to:

•
Impact of Higher Selling, General and Administrative Expenses Prior to the Commencement of a Project’s Operation: We incur significant expenses in the development of new RNG projects. Under the Biogas Regulatory Reform Rule, effective July 1, 2024, theoretical storage of RNG for future RIN generation prior to receiving EPA registration is no longer permitted and the receipt of RINs will no longer be delayed after injecting into a pipeline. We expect the elimination of theoretical storage, when combined with more timely EPA registration, to not materially impact the commencement of RIN revenue generation after pipeline injection.
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

Regulatory, Environmental and Social Trends

Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. On July 12, 2023, the EPA issued final rules in the Federal Register for the RFS volume requirements for 2023-2025. Final volumes for cellulosic biofuel were set at 838, 1,090 and 1,376 million RINs for the three years 2023, 2024 and 2025, respectively. The EPA did not finalize the eRIN program in this ruling, however, it indicated that it will continue to work on potential paths forward for the eRIN program. However, the EPA did not set a new date for a revised eRIN program. The cellulosic biofuel volumes in the final rule for 2024 and 2025 are lower than the proposed volume as they do not include cellulosic biofuel from eRINs. The final rule also included significant changes to the existing RFS program, referred to as BRRR, that will require the RNG industry to modify how all RINs are generated. On January 1, 2025, all RFS participants must comply with BRRR provisions. We have registered all of our facilities under the BRRR provisions and have obtained Q-RIN status for RIN generation starting January 1, 2025. Under the BRRR provisions, the EPA finalized a limitation that biogas from one facility has a single use under the RFS as proposed (i.e., biointermediate, RNG or CNG/LNG via biogas closed distribution system). The EPA clarified that this does not preclude non-RFS uses at same facility.

The EPA did not meet the statutorily required deadline of November 2024 to finalize 2026 obligations under the RFS. The EPA is still expected to target March 2025 to propose RFS obligations for 2026 unless the EPA is directed otherwise by the Trump administration.

In December 2023, CARB released the formal proposal for new LCFS rules. The proposed rules will increase the stringency of CI reduction targets from 20% to 30% in 2030 and create a 2045 target of 90%. This reduction would have the potential impact of reducing the number of net credits in the program. CARB approved these new rules in November 2024, however in February 2025, the California Office of Administrative Law disapproved the changes because the regulations were not written in a way that persons directly affected by them could easily understand. CARB believes this disapproval to be routine and indicated its intention to resubmit the rules, which it has until June 2025 to do. Any substantive changes would be subject to a public comment period. The industry may see pricing volatility including potential decreases to LCFS credit prices whereas the amendments as originally approved were expected to increase LCFS credit prices. Also in the rules is a phase out of avoided methane crediting for dairy and swine manure pathways by 2040 for CNG usage and through 2045 for RNG used to produce hydrogen. The RNG deliverability/book and claim provisions for out-of-region projects will be eliminated for all projects that break ground after 2030. These projects will be required to demonstrate physical deliverability requirements beginning in 2041.

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

•
Renewable Natural Gas Revenues: We record revenues from the production and sale of RNG and the generation and sale of the Environmental Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take counterparties as consideration for such counterparties using the RNG as a transportation fuel. We had certain pathway provider sharing arrangements expiring throughout 2024. While we did not experience a significant increase in Environmental Attributes shared with pathway providers in our 2024 renewals, our most recent pathway renewals have been at higher percentages than our historical percentages and the currently proposed pathway renewals are for percentages significantly higher than our historical arrangements. Historically, we have monetized less than 25% of our RNG volumes under these fixed-price agreements. We are considering entry into multiple short term contracts throughout 2025, some potentially increasing our historical percentage of volumes monetized under fixed-price arrangements., to provide time for mitigation of these recent market trends.
•
Renewable Electricity Generation Revenues: We record revenues from the production and sale of Renewable Electricity and the generation and sale of the Environmental Attributes, such as RECs, derived from Renewable Electricity. All of our Renewable Electricity production is monetized under fixed-price PPAs from our existing operating projects.
•
Corporate Revenues: Corporate reports realized and unrealized gains or losses under our gas hedge programs. We do not have any active gas hedge programs. Corporate also relates to additional discrete financial information for the corporate function; primarily used as a shared service center for maintaining functions such as executive, accounting, treasury, legal, human resources, tax, environmental, engineering and other operations functions not otherwise allocated to a segment.

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

•
In the third quarter of 2024, we began to experience trends with several of our landfill hosts delaying their installation of or delaying our ability to install wellfield collection infrastructure in active waste placement areas, a practice historically common and critical to our projections of feedstock gas and, therefore, production. These landfill-driven delays impact the timing of collection system enhancement installations and the resulting timing of our production increases. We expect these trends to continue through 2025.
•
Despite collaboration with the landfill host at our Rumpke facility on our gas collection efforts, wellfield extraction environmental factors continue to impact gas extraction at the site. While the landfill continues to expand its waste intake and we continue to expand wellfield collection, our volumes have been impacted during 2024. Mitigation efforts related to wellfield environmental factors will continue into 2025 as the benefits from 2024 efforts have not achieved anticipated results.
•
Similar wellfield extraction environmental factors continue to impact gas extraction at our Apex site. We are collaborating with the landfill to mitigate these impacts and expect these mitigation efforts to continue into 2025.
•
Changes made by the landfill host to the wellfield collection system at the McCarty facility have contributed to elevated nitrogen in the feedstock received by our facility. Additionally, the landfill host modified the wellfield bifurcation approach which has reduced the quantity of feedstock received at our facility. We are working with the landfill host but continue to have lower volumes of feedstock available to be processed at the McCarty facility.
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

The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we only sell RINs in the calendar year they are generated. We have not entered into commitments to transfer significant RINs generated from 2025 production. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments.

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
•
General and Administrative Expenses: General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. From time to time, we may be parties to legal proceedings arising in the normal course of business which could increase our legal expenses. We continue to expect increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2025. The Company accounts for stock-based compensation related to grants made through its equity and incentive compensation plan under FASB ASC 718. For more information, see Note 15 to our audited consolidated financial statements.
•
Depreciation, Depletion and Amortization: Expenses related to the recognition of the useful lives of our intangible and fixed assets. We spend significant capital to build and own our facilities. In addition to development capital, we annually reinvest to maintain these facilities.
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

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

	For the year ended December 31,			Change
	2024	2023	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$157,983	$156,455	$1,528	1.0%
Renewable Electricity Generation Total Revenues	$17,753	$18,449	$(696)	(3.8%)

RNG Metrics
CY RNG production volumes (MMBtu)	5,587	5,499	88	1.6%
Less: Current period RNG volumes under fixed/floor-price contracts	(1,546)	(1,287)	(259)	20.1%
Plus: Prior period RNG volumes dispensed in current period	358	368	(10)	(2.7%)
Less: Current period RNG production volumes not dispensed	(291)	(358)	67	(18.7%)
Total RNG volumes available for RIN generation (1)	4,108	4,222	(114)	(2.7%)

RIN Metrics
Current RIN generation ( x 11.727) (2)	48,177	49,508	(1,331)	(2.7%)
Less: Counterparty share (RINs)	(4,824)	(5,203)	379	(7.3%)
Plus: Prior period RINs carried into current period	108	739	(631)	(85.4%)
Less: CY RINs carried into next CY	(6,822)	(108)	(6,714)	6216.7%
Total RINs available for sale (3)	36,639	44,936	(8,297)	(18.5%)
Less: RINs sold	(36,639)	(44,936)	8,297	(18.5%)
RIN Inventory	—	—	—	0.0%
RNG Inventory (volumes not dispensed for RINs) (4)	291	358	(67)	(18.7%)
Average Realized RIN price	$3.28	$2.71	$0.57	21.0%

Operating Expenses
Renewable Natural Gas Operating Expenses	$82,916	$80,762	$2,154	2.7%
Operating Expenses per MMBtu (actual)	$14.84	$14.69	$0.15	1.1%

REG Operating Expenses	$14,734	$13,730	$1,004	7.3%
$/MWh (actual)	$79.22	$70.77	$8.45	11.9%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	186	194	(8)	(4.1%)
Average Realized Price $/MWh (actual)	$95.45	$95.10	$0.35	0.4%

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes our revenues, expenses and net income for the periods set forth below:

	For the year ended December 31,			Change
	2024	2023	Change	%
Total operating revenues	$175,736	$174,904	$832	0.5%
Operating expenses:
Operating and maintenance expenses	66,663	59,762	6,901	11.5%
General and administrative expenses	36,286	34,403	1,883	5.5%
Royalties, transportation, gathering and production fuel	31,502	34,861	(3,359)	(9.6)%
Depreciation, depletion and amortization	23,515	21,158	2,357	11.1%
Impairment loss	1,586	902	684	75.8%
Transaction costs	61	178	(117)	(65.7)%
Total operating expenses	159,613	151,264	8,349	5.5%
Operating income	$16,123	$23,640	$(7,517)	(31.8)%
Other expenses:	3,946	5,274	(1,328)	(25.2)%
Net income before income taxes:	12,177	18,366	(6,189)	(33.7)%
Income tax expense	2,443	3,418	(975)	(28.5)%
Net income	$9,734	$14,948	$(5,214)	(34.9)%

Revenues for the Years Ended December 31, 2024 and 2023

Total revenues in 2024 were $175,736, an increase of $832 (0.5%) compared to $174,904 in 2023. The 2024 average realized RIN price of $3.28 increased approximately 21.0% compared to $2.71 in 2023. The natural gas index price decreased approximately 17.2% from $2.74 in 2023 to $2.27 in 2024. Also, there was a decrease in the number of RINs we self-marketed during 2024 due to a strategic decision to not self-market 6,822 RINs in the fourth quarter of 2024. We entered into margin sharing arrangements in 2024 which increased margin share revenues approximately $770 as compared to none in 2023. Offsetting this increase was a reduction of $1,758 in LCFS credit revenues primary related to 2022 RNG production volumes being released from storage and generating LCFS credit revenues in 2023.

Renewable Natural Gas Revenues

We produced 5,587 MMBtu of RNG during 2024, an increase of 88 MMBtu (1.6%) compared to 5,499 MMBtus in 2023. Wellfield optimization operational enhancements as well as plant processing equipment improvements contributed to the increase, notably with our Coastal facility producing 111 MMBtu more in 2024 compared to 2023. Our Pico facility produced 76 MMBtu more in 2024 compared to 2023 as a result of commissioning our dairy digestion expansion project. Our Galveston facility produced 59 MMBtu more in 2024 compared to 2023 as a result of previously disclosed 2023 dry weather conditions impacting gas feedstock availability. Offsetting these improvements were unrelated wellfield quality issues and weather anomalies which lowered production, led by our Rumpke facility producing 159 fewer MMBtu in 2024 compared to 2023.

Revenues from the Renewable Natural Gas segment in 2024 were $157,983, an increase of $1,528 (1.0%) compared to $156,455 in 2023. Average commodity pricing for natural gas for 2024 was 17.2% lower than the prior year. During 2024, we self-marketed 36,639 RINs, representing an 8,297 decrease (18.5%) compared to 44,936 in 2023. The decrease was primarily related to the decision to not self-market a significant amount of RINs in inventory in the fourth quarter of 2024. Average pricing realized on RIN sales during 2024 was $3.28 as compared to $2.71 in 2023, an increase of 21.0%. This compares to the average D3 RIN index price for 2024 of $3.12 being approximately 18.6% higher than the average D3 RIN index price in 2023 of $2.63. At December 31, 2024, we had approximately 291 MMBtus available for RIN generation and had approximately 6,822 RINs generated and unsold. We had approximately 358 MMBtus available for RIN generation and approximately 108 RINs generated and unsold at December 31, 2023. We have entered into commitments and transferred all of our RINs in inventory related to our 2024 RNG production.

Renewable Electricity Generation Revenues

We produced 186 MWh in Renewable Electricity in 2024, a decrease of approximately 8 MWh (4.1%) compared to 194 MWh in 2023. Our Security facility produced 9 MWh less in 2024 compared to 2023 as a result of us ceasing operations in connection with the first quarter of 2024 sale of the gas rights back to the landfill host.

Revenues from Renewable Electricity facilities in 2024 were $17,753, a decrease of $696 (3.8%) compared to $18,449 in 2023. The decrease is primarily driven by the decrease in our Security facility production volumes.

Expenses for the Years Ended December 31, 2024 and 2023

General and Administrative Expenses

Total general and administrative expenses were $36,286 in 2024, an increase of $1,883 (5.5%) compared to $34,403 in 2023. Employee related costs, including stock-based compensation costs were $23,099 in 2024, an increase of $3,366 (17.1%) compared to $19,733 in 2023. The increase was primarily related to the accelerated vesting of certain restricted share awards as a result of the termination of an employee. Our professional fees decreased approximately $1,628 (35.3%) in 2024 compared to 2023.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in 2024 were $53,387, an increase of $5,501 (11.5%) compared to $47,886 in 2023. Our Rumpke facility operating and maintenance expenses increased approximately $1,839 as a result of increased media change outs and gas processing equipment maintenance costs. Our McCarty facility operating and maintenance expenses increased approximately $1,212 as a result of a wellfield operational enhancement program and increased gas compression system maintenance costs. Our Pico facility operating and maintenance expenses increased approximately $927 as a result of non-capitalizable costs associated with the digestion capacity increase project and efficiency improvements with the existing digestion capacity. Our Atascocita facility operating and maintenance expenses increased approximately $632 primarily driven by increased utility expense. Our Apex facility operating and maintenance expenses increased approximately $291 primarily related to increased gas processing equipment maintenance costs.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities in 2024 were $29,529, a decrease of $3,347 (10.2%) compared to $32,876 in 2023. Our Pico facility earnout decreased approximately 33.3% during 2024 compared to 2023 based on our current estimate of the present value of the earnout. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of RNG revenues to 18.7% for 2024 from 21.0% in 2023.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in 2024 were $12,760, an increase of $1,015 (8.6%) compared to $11,745 in 2023. The primary driver of the increase were operating and maintenance expenses at our Magnolia facility, associated with feedstock collection for Montauk Ag Renewables, which increased approximately $1,136 as a result of non-capitalizable costs.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for 2024 were $1,973, a decrease of $12 (0.6%) compared to $1,985 in 2023, and as a percentage of Renewable Electricity Generation segment revenues increased from 10.8% for 2023 to 11.1% for 2024.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in 2024 were $31,502, a decrease of 3,359 (9.6%) compared to $34,861 in 2023. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization in 2024 was $23,515, an increase of $2,357 (11.1%) compared to $21,158 in 2023 . The increase is associated with the timing of capital investments placed into service in 2024, specifically our Pico digestion capacity increase and Raeger capital improvement projects.

Impairment loss

We calculated and recorded impairment losses of $1,586 for 2024, an increase of $684 (75.8%) compared to $902 for 2023. The impairment losses in 2024 primarily relate to the remaining book value of assets at the Security facility, various RNG equipment that was deemed obsolete for current operations, and REG assets that were impacted under initial startup testing for one of our REG construction work-in-progress sites. The 2023 impairment losses relate to specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use.

Other Expenses

Other expenses in 2024 were $3,946, a decrease of $1,328 (25.2%) compared to $5,274 in 2023. The decrease was primarily related to proceeds of $1,000 received from the sale of gas rights ahead of the fuel supply agreement expiration of our Security facility and decreased interest expense of $476.

Income Tax Expense

As of December 31, 2024 and 2023, we utilized all of our non-limited NOLs. A wholly-owned subsidiary continues to carry from 2023 to 2024 approximately $12,986 of federal net operating losses that are not expected to be realizable due to loss limitation rules.

As of December 31, 2024 and 2023, we had approximately $12,274 and $13,042, respectively, federal tax credit carryforwards that expire 20 years from the date incurred, which will begin to expire in tax year 2026. As of December 2024, we continue to carry state NOL balances in Pennsylvania and Florida from 2023.

For the year ended December 31, 2024 and 2023, income tax expense was $2,443 and $3,418, respectively. The 2024 effective tax rate was 20.1% and the 2023 effective tax rate was 18.6%.

Operating Profit (Loss) for the Years Ended December 31, 2024 and 2023

Operating profit in 2024 was $16,123, a decrease of $7,517 (31.8%) compared to $23,640 in 2023. RNG operating profit for 2024 was $56,032, a decrease of $3,254 (5.5%) compared to $59,286 in 2023. Renewable Electricity Generation operating loss for 2024 was $2,823, an increase of $2,228 (374.5%) compared to $595 in 2023.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

	For the year ended December 31,
	2024	2023
Net income	$9,734	$14,948
Depreciation, depletion and amortization	23,515	21,158
Interest expense	5,277	5,753
Income tax expense	2,443	3,418
Consolidated EBITDA	40,969	45,277

Impairment loss (1)	1,586	902
Net loss of sale of assets	—	94
Transaction costs	61	178
Adjusted EBITDA	$42,616	$46,451

(1)
For the year ended December 31, 2024, we recorded impairments of $1,586 for specifically related to the remaining book value of assets at the Security facility, various RNG equipment that was deemed obsolete for current operations, and REG assets that were impacted under initial startup testing for one of our REG construction work-in-progress sites. For the year ended

December 31, 2023, we recorded an impairment of $902 for specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2024 and 2023, our cash and cash equivalents, net of restricted cash, was $45,621 and $73,811, respectively. We intend to fund development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months. However, we are subject to business, operational, and political risks that could adversely affect our cash flows and liquidity.

At December 31, 2024, we had debt before debt issuance costs of $56,000, compared to debt before debt issuance costs of $64,000 at December 31, 2023.

Our debt before issuance costs (in thousands) is as follows:

	December 31, 2024	December 31, 2023
Term loan	$56,000	64,000
Revolving credit facility	—	—
Debt before debt issuance costs	$56,000	$64,000

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

As of December 31, 2024, $56,000 was outstanding under the term loan and we had no outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $2,000 through December 2024, quarterly installments of $3,000 from 2025 through maturity, with a final payment of $32,000, on December 21, 2026. Interest rates were 6.01% and 6.11% at December 31, 2024 and 2023, respectively. The revolving and term loans under the Amended Credit Agreement bore interest at the BSBY Margin or Base Rate Margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement) as of September 30, 2024. The BSBY ceased publication on November 15, 2024, and the current debt agreement was amended to utilize the Secured Overnight Financing Rate Index ("SOFR"), plus applicable margin.

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

As of December 31, 2024, we were in compliance with all financial covenants related to the Amended Credit Agreement.

For additional information regarding the Amended Credit Agreement, see the sections entitled “Description of Indebtedness" and Note 13 to our audited consolidated financial statements.

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2025 capital expenditures to range between $14,000 and $17,000. Our 2025 non-development capital plans include preventative maintenance expenditures, wellfield expansion projects, critical spare expenditures, other specific facility improvements, and information technology improvements. Additionally, we currently estimate that our existing 2025 development capital expenditures will range between $100,000 and $150,000. The majority of our 2025 development capital expenditures relate to our ongoing development of Montauk Ag Renewables, the second Apex facility, Bowerman RNG project, and our EENA CO2 project. Our Amended Credit Agreement provides us with a $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. We are currently in various stages of discussions regarding a variety of development and strategic growth opportunities. Development opportunities include: LFG RNG sites, waste water treatment RNG locations, and CNG distribution opportunities. If we ultimately enter into definitive agreements for any of these opportunities, we expect to incur material capital expenditures related to either acquisitions costs or development costs, or both. As we continue to explore strategic growth opportunities and while we have entered into nonbinding letters of intent for certain of these opportunities, we provide no assurances that our plans related to any or all of these strategic opportunities will progress to definitive agreements. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Amended Credit Agreement would allow us to pursue and close on our identified strategic growth opportunities in addition to the previously discussed non-development and development capital expenditures.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$43,795	$41,053
Investing activities	(62,191)	(63,087)
Financing activities	(9,842)	(9,330)
Net decrease in cash and cash equivalents	(28,238)	(31,364)
Restricted cash, end of the period	383	431
Cash and cash equivalents, end of period	46,004	74,242

For the year ended December 31, 2024, we generated $43,795 of cash from operating activities, a 6.7% increase compared to $41,053 for the year ended December 31, 2023. For the year ended December 31, 2024, income and adjustments to income from operating activities provided $44,961 compared to $49,896 in 2023. Working capital and other assets and liabilities used $1,166 in 2024 compared to $8,843 in 2023.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. For 2024, our capital expenditures were $62,323, of which $27,847, $12,643, and $8,759, were related to the ongoing development of the Montauk Ag Renewables, second Apex RNG facility, and Bowerman RNG project, respectively. For 2023, our capital expenditures were $63,091, of which $18,593, $13,655, and $13,092, were related to the ongoing development of the Montauk Ag Renewables, Pico facility digestion capacity increase and second Apex RNG facility, respectively.

Our net cash flows used in financing activities of $9,842 for 2024 increased by $512 compared to cash used in financing activities of $9,330 in 2023.

Related-Party Transactions

On January 26, 2021, we entered into a Loan Agreement and Secured Promissory Note (the “Initial Promissory Note”) with Montauk Holdings Limited (“MNK”). MNK is our affiliate and certain of our directors are also directors of MNK. Pursuant to the Initial Promissory Note, we advanced a cash loan of $5,000 to MNK for MNK to pay its dividend's tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended. As a result of several amendments, the current principal balance of the loan is $10,690, the due date is December 31, 2033 and the security interest is 976,623 shares of our common stock held by MNK (as amended the “Fifth Amended Promissory Note”).

In December 2021, Rivetprops 47 Proprietary Limited (“RP47”) entered into an agreement to loan MNK up to 10,000 South African Rand (the “RP47 Loan”). The current principal balance and accrued interest is 11,713 Rand or approximately $650 US Dollars. There was no collateral pledged for this loan. This loan became due on December 31, 2024 (“Maturity Date”) when MNK and RP47 did not extend the maturity of the loan agreement. Associated with a modification on December 31, 2024 of the Transaction Implementation Agreement ("TIA") between us and MNK, we became obligated to repay the RP47 Loan on MNK’s behalf. Prior to the RP47 Loan repayment, we concluded that RP47, a related party of us through RP47’s ownership of MNK, was the primary beneficiary of MNK under the variable interest entity model. In connection with the modification under the TIA, RP47 retained its power over MNK but no longer held significant benefits in MNK. Substantially all of MNK’s activities are conducted on our behalf as MNK’s only asset is the 976,623 shares of our common stock held as security for the Fifth Amended Promissory Note. MNK’s only obligation is its loan to us and thus, we became the primary beneficiary of MNK on December 31 2024. In accordance with ASC 810, we consolidated MNK on December 31, 2024.

We consolidated MNK’s current assets ($85), current liabilities ($632) and long-term liabilities ($16). The Fifth Amended Promissory Note became an intercompany loan and was eliminated in consolidation. MNK’s investment of $10,178 in the Company is also eliminated in consolidation. There is no gain or loss on the initial consolidation of MNK as the transaction is a common control transaction. We also recorded a noncash acquisition of Treasury Stock ($8,309) related to the consolidation of the 976,623 shares of our Common Stock collateralizing the Fifth Amended Promissory Note. On February 2, 2025, our Board of Directors approved the repayment of the RP47 Loan under the TIA and on March 5, 2025 we repaid the RP47 loan as required under the TIA. The amount repaid is included in the principal balance of the Fifth Amended Promissory Note described above. Refer to Note 22 – Subsequent Events for further information.

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

We have contractual obligations under our debt agreement, including interested payments and principal repayments. See Note 13 to our audited consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During 2024, we had $2,185 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no usage against these outstanding letters of credit. During 2023, we did not have off-balance sheet arrangements other than outstanding letters of credit of approximately $2,505.

We have contractual obligations involving operating leases. See Note 19 to our audited consolidated financial statements for further information related to the lease obligations.

We have other contractual obligations associated with our fuel supply agreements. The expiration of these agreements range between 3-19 years. The minimum royalty and capital obligation associated with these agreements range from $8 to $1,695.

Internal Control Over Financial Reporting

There were no changes during 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RECs

We generate RECs through our production and conversion of landfill methane into Renewable Electricity in various states, including California and Oklahoma. These states have various laws requiring utilities to purchase a portion of their energy from renewable resources. Our operating costs are associated with the production of Renewable Electricity. The RECs are generated as an output of our renewable operating projects. The RECs that we generate are able to be separated and sold independently from the electricity produced. Therefore, no cost is allocated to the REC when it is generated. Revenue is recognized on these Environmental Attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer and transfer of control has occurred.

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

As to the remaining long lived asset groups, the Company further concluded, based on our annual cashflow assessment conducted for monitoring potential indicators of impairment, that the cashflows to be generated are significantly in excess of their carrying values of our operating sites primarily due to the lengths of the underlying gas rights agreements and the Company did not record any other impairments related to its cash flows assessment. Separate from our cash flows assessment, we identified discrete events and recorded impairment of We identified discrete events and recorded impairment of $1,586 and $902 for 2024 and 2023, respectively. See Note 3 to our audited consolidated financial statements for further information related to asset impairments.

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

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to RIN prices. Our analysis, which may differ from actual results, was based on a 2025 estimated D3 RIN Index price of approximately $2.42 and our actual 2024 RINs sold. The estimated annual impact of a hypothetical 10% decrease in the average realized price per RIN would have a negative effect on our operating profit of approximately $7.0 million.

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

We use a mix of short-, medium-, and long-term sales contracts and commodity hedging derivatives to manage our exposure to our pricing risk. We did not enter into a derivative contract to hedge a portion of our RNG production for 2024 or 2023.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the market price of wholesale gas. Our analysis, which may differ from actual results, was based on a 2025 estimated NYMEX average Index Price of approximately $3.851/MMBtu and our actual 2024 gas production sold pursuant to contracts that do not provide for a fixed or floor price. The estimated annual impact of a hypothetical 10% decrease in the market price of wholesale gas would have a negative effect on our operating profit of approximately $1.2 million.

Interest Rate Risk

In order to maintain liquidity and fund a portion of development and working capital needs, we have the Amended Credit Facility, which bears a variable interest rate based on SOFR index rate plus a margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement). We use interest rate swaps to set the variable interest rates under the Amended Credit Facility at a fixed interest rate to manage our interest rate risk.

As of December 31, 2024, we had $56.0 million outstanding under the Amended Credit Facility. Our weighted average interest rate on variable debt balances during 2024 was approximately 6.01%. We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to changes in interest rates. Based on our analysis, which may differ from actual results, a hypothetical increase in our effective borrowing rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Montauk Renewables, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Montauk Renewables, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023 and 2022.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Pittsburgh, Pennsylvania

March 14, 2025

MONTAUK RENEWABLES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
	as of December 31,
ASSETS	2024	2023
Current assets:
Cash and cash equivalents	$45,621	$73,811
Accounts and other receivables	8,172	12,752
Current restricted cash	8	8
Income tax receivable	41	—
Current portion of derivative instruments	471	785
Prepaid insurance and other current assets	2,911	2,819
Total current assets	$57,224	$90,175
Non-current restricted cash	$375	$423
Property, plant and equipment, net	252,288	214,289
Goodwill and intangible assets, net	18,113	18,421
Deferred tax assets	1,272	2,076
Non-current portion of derivative instruments	298	470
Operating lease right-of-use assets	7,064	4,313
Finance lease right-of-use assets	110	36
Related party receivable	—	10,138
Other assets	12,271	9,897
Total assets	$349,015	$350,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,856	$7,916
Accrued liabilities	10,069	12,789
Related party payable	625	—
Income tax payable	—	313
Current portion of operating lease liability	2,049	420
Current portion of finance lease liability	76	26
Current portion of long-term debt	11,853	7,886
Total current liabilities	$33,528	$29,350
Long-term debt, less current portion	$43,763	$55,614
Non-current portion of operating lease liability	5,138	4,133
Non-current portion of finance lease liability	36	10
Asset retirement obligations	6,338	5,900
Other liabilities	2,795	4,992

Total liabilities	$91,598	$99,999

Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value, authorized 690,000,000 shares; 143,792,811 and 143,732,811 shares issued at December 31, 2024 and December 31, 2023, respectively; 142,711,797 and 141,986,189 shares outstanding at December 31, 2024 and December 31, 2023, respectively	$1,426	$1,420
Treasury stock, at cost, 2,308,524 and 984,762 shares December 31, 2024 and December 31, 2023, respectively	(21,262)	(11,173)
Additional paid-in capital	221,905	214,378
Retained earnings	55,348	45,614
Total stockholders' equity	$257,417	$250,239
Total liabilities and stockholders' equity	$349,015	$350,238

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2024	2023	2022
Total operating revenues	$175,736	$174,904	$205,559

Operating expenses:
Operating and maintenance expenses	66,663	59,762	57,267
General and administrative expenses	36,286	34,403	34,139
Royalties, transportation, gathering and production fuel	31,502	34,861	44,163
Depreciation, depletion and amortization	23,515	21,158	20,700
Gain on insurance proceeds	—	—	(313)
Impairment loss	1,586	902	4,852
Transaction costs	61	178	185
Total operating expenses	$159,613	$151,264	$160,993
Operating income	$16,123	$23,640	$44,566

Other expenses (income):
Interest expense	$5,277	$5,753	$1,792
Other income	(1,331)	(479)	(468)
Total other expenses	$3,946	$5,274	$1,324
Income before income taxes	$12,177	$18,366	$43,242

Income tax expense	2,443	3,418	8,048
Net income	$9,734	$14,948	$35,194

Income per share:
Basic	$0.07	$0.11	$0.25
Diluted	$0.07	$0.11	$0.25

Weighted-average common shares outstanding:
Basic	142,279,079	141,727,905	141,238,851
Diluted	142,397,493	142,151,640	142,579,389

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Total equity
Balance at December 31, 2021	141,015,213	$1,410	950,214	$(10,813)	$196,224	$(4,528)	$182,293
Vesting of stock awards	618,204	6	—	—	—	—	6
Treasury stock	—	—	21,092	(238)	—	—	(238)
Net income	—	—	—	—	—	35,194	35,194
Stock-based compensation	—	—	—	—	9,836	—	9,836
Balance at December 31, 2022	141,633,417	$1,416	971,306	$(11,051)	$206,060	$30,666	$227,091
Vesting of stock awards	352,772	4	—	—	—	—	4
Treasury stock	—	—	13,456	(122)	—	—	(122)
Net income	—	—	—	—	—	14,948	14,948
Stock-based compensation	—	—	—	—	8,318	—	8,318
Balance at December 31, 2023	141,986,189	$1,420	984,762	$(11,173)	$214,378	$45,614	$250,239
Vesting of stock awards	725,608	6	—	—	—	—	6
Treasury stock	—	—	1,323,762	(10,089)	—	—	(10,089)
Consolidation of VIE	—	—	—	—	(2,432)	—	(2,432)
Net income	—	—	—	—	—	9,734	9,734
Stock-based compensation	—	—	—	—	9,959	—	9,959
Balance at December 31, 2024	142,711,797	$1,426	2,308,524	$(21,262)	$221,905	$55,348	$257,417

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands):	For The Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$9,734	$14,948	$35,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	23,515	21,158	20,700
Provision for deferred income taxes	804	1,876	6,618
Stock-based compensation	9,959	8,318	9,836
Gain on property insurance proceeds	—	—	(313)
Derivative mark-to-market adjustments and settlements	486	560	(2,652)
Net loss on sale of assets	—	94	(233)
(Decrease) increase in earn-out liability	(1,703)	1,266	1,122
Accretion of asset retirement obligations	445	407	296
Liabilities associated with properties sold	(225)	—	—
Amortization of debt issuance costs	360	367	412
Impairment loss	1,586	902	4,852
Cash provided (used) by changes in assets and labilities:
Accounts receivable	4,580	(5,531)	2,116
Royalty offset long term receivable	(3,089)	(3,515)	—
Income tax payables	(354)	(89)	734
Critical spare inventory	472	(1,012)	(752)
Accounts payable and Accrued liabilities	(2,298)	1,326	3,467
Other	(477)	(22)	(331)
Net cash provided by operating activities	$43,795	$41,053	$81,066
Cash flows from investing activities:
Capital expenditures	$(62,323)	$(63,091)	$(22,277)
Asset acquisition	(820)	—	—
Cash collateral deposits	(48)	2	82
Proceeds from insurance recovery	—	—	313
Proceeds from sale of assets	1,000	2	1,088
Net cash used in investing activities	$(62,191)	$(63,087)	$(20,794)
Cash flows from financing activities:
Repayments of long-term debt	$(8,000)	$(8,000)	(8,000)
Common stock issuance	6	4	6
Treasury stock purchase	(1,780)	(122)	(238)
Related party receivable	—	(1,138)	—
Finance lease payments	(68)	(74)	(47)
Net cash used in financing activities	$(9,842)	$(9,330)	$(8,279)
Net decrease in cash and cash equivalents and restricted cash	$(28,238)	$(31,364)	$51,993
Cash and cash equivalents and restricted cash at beginning of period	$74,242	$105,606	$53,613
Cash and cash equivalents and restricted cash at end of period	$46,004	$74,242	$105,606
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$45,621	$73,811	$105,177
Restricted cash and cash equivalents - current	8	8	22
Restricted cash and cash equivalents - non-current	375	423	407
	$46,004	$74,242	$105,606

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest	$4,300	$5,003	$3,463
Cash paid for income taxes	1,993	1,915	696
Accrual for purchase of property, plant and equipment included in accounts payable and accrued liabilities	4,699	5,471	2,635
Non-cash purchase of Treasury stock	8,309	—	—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Operations and organization

Montauk Renewables’ Business

Montauk Renewables, Inc. (the “Company” or “Montauk Renewables”) is a renewable energy company specializing in the management, recovery and conversion of biogas into Renewable Natural Gas (“RNG”). The Company captures methane, preventing it from being released into the atmosphere, and converts it into either RNG or electrical power for the electrical grid (“Renewable Electricity”). The Company, headquartered in Pittsburgh, Pennsylvania, has more than 30 years of experience in the development, operation and management of landfill methane-fueled renewable energy projects. The Company has current operations at 13 operating projects located in California, Idaho, Ohio, Oklahoma, Pennsylvania, North Carolina and Texas. The Company sells RNG and Renewable Electricity, taking advantage of Environmental Attribute premiums available under federal and state policies that incentivize their use.

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

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (as amended on February 22, 2021, December 22, 2021, December 22, 2022, December 27, 2023 and March 5, 2025) with MNK pursuant to which the Company advanced a cash loan to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended. The terms of the loan following the amendments are substantially similar to the initial loan agreement and were primarily entered into to (1) increase the principal amount outstanding under the loan to $10,690 in the aggregate (2) extended the maturity date to December 31, 2033 also, in accordance with Montauk Renewables’ obligations set forth in the Transaction Implementation Agreement ("TIA"). MNK is currently an affiliate of the Company and certain of the Company’s directors are also directors of MNK. See Note 17 for more information.

MNK was delisted from the JSE on January 26, 2021. The MNK Board of Directors and Shareholders held its annual general meeting in March 2023 and voted to take MNK private.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The historical consolidated financial information included reflects the historical results of operations and financial position of Montauk USA through January 4, 2021 when MNK sold the membership interest of Montauk USA. The consolidated financial statements of Montauk USA became the Company’s historical financial statements following the IPO. Certain historical financial information included relates to periods prior to the Reorganization Transactions. On December 31, 2024, the Company re-assessed its determination of the primary beneficiary of the Variable Interest Entity ("VIE") MNK under the guidance in ASC 810, Consolidation. Refer to Note 17 – Related Parties for further information. All intercompany balances and transactions have been eliminated in consolidation.

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

Property, Plant and Equipment

Property, plant and equipment purchases are stated at cost, except for asset retirement obligations, which are recorded at estimated fair value at inception date. Depreciation and amortization are based on costs less estimated salvage values, primarily using the straight-line method over the estimated useful lives or, if applicable, the term of the related gas rights agreements or power purchase agreements, whichever is shorter. Maintenance and repairs are expensed as incurred. Major improvements that extend the useful lives of property are capitalized.

The estimated useful lives of the Company’s property, plant and equipment reflect the expected consumption of the economic benefit of these assets as noted in the following table:

Buildings and improvements	5 - 30 years
Machinery and equipment	1 - 43 years
Gas mineral rights	15 - 25 years

$313 in insurance proceeds were received for the year ended December 31, 2022, related to an engine failure at an RNG Facility. These insurance proceeds are included in Gain on insurance proceeds for the year ended December 31, 2022, within the Consolidated Statements of Operations.

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

A summary of impairment losses on tangible and intangible assets for the year ended December 31, 2024, 2023 and 2022 is included in Note 3.

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

The values of the Level 2 interest rate derivatives were determined using a model, which incorporates market inputs including the implied forward interest rate yield curve for the same period as the future interest rate swap settlement. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2024 and 2023. The Company’s asset retirement obligations are recorded at fair value at the time the liability is incurred if a reasonable estimate of fair value can be made. Fair value is determined by calculating the estimated present value of the cost to retire the asset as determined by qualified engineers, based on currently available information and inflation estimates and is considered a Level 3 measurement. The Company’s earn-out liability fair value is determined by calculating the estimated present value of future obligations based on currently available information and the discount factor used and is considered a Level 3 measurement.

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations and the earn out liability, for the years ended December 31, 2024 and 2023 is included in Note 11.

Renewable Identification Numbers (“RINs”)

The Company generates D3 RINs through its production and sale of RNG used for transportation purposes as prescribed under the Federal Renewable Fuel Standard. The RINs that the Company generates as government incentives through its renewable operating projects can be separated and sold as credits independent from the energy produced and not a result of physical attributes of the Company’s production. Therefore, no cost is allocated to the RIN when it is generated. Revenue is recognized on these Environmental Attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer and transfer of control has occurred. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments. The Company had 6.8 and 0.1 million RINs generated and unsold as of December 31, 2024 and 2023, respectively.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments. The amendments in 2023-07 aim to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted the standard and the enhanced expense disclosures can be found in Note 18.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The FASB included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. The sunset provision has been amended from December

31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company’s current debt agreement bears interest at the Secured Overnight Financing Rate, "SOFR", plus an applicable margin.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The ASU also requires disclosure of the total amount of selling expenses recognized in continuing operations on an annual and interim basis and disclosure of a public business entity’s definition of selling expenses on an annual basis (or in interim reporting periods if the definition is changed). Public business entities are required to apply the guidance prospectively but are permitted to apply it retrospectively. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

NOTE 3—ASSET IMPAIRMENT

The Company recorded $1,586, $902 and $4,852 in impairment losses for the years ended December 31, 2024, 2023 and 2022, respectively. In 2024, for one of its REG sites, the Company entered into a bill of sale, assignment and assumption agreement to sell its rights to the existing fuel supply agreement and property back to the site host in advance of the fuel supply agreement termination date and received $1,000 in proceeds. The effective date of the sale, assignment and assumption agreement was October 1, 2024. The Company elected to cease operations prior to the assignment date and consequently the remaining book value of long lived assets and intangibles were impaired for $312. The $1,000 in proceeds received was recognized as Other income in the Consolidated Statement of Operations. In addition, $329 in REG impaired assets were due to initial startup testing failures for one of its REG construction work in progress sites. Remaining 2024 impairments, $843 in RNG assets and $102 in REG assets, were for various equipment that was deemed obsolete or inoperable for current operations. 2023 impairments included $777 for specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and recorded in the Company's RNG segment. The remaining $125 in impairments were for specifically identified obsolete REG critical spares. The 2022 impairments included $2,133 for a REG site wherein the forecasted future cash flows did not exceed the carrying value of the site’s long lived assets. A second REG site was impaired for $1,393 due to a discrete conclusion that certain assets acquired in the May 2021 Asset acquisition would no longer be utilized by the Company. An RNG site was impaired for $1,108 due to the specific identification of certain assets no longer capable of being used as designed. Additional impairments were recorded for computer software and hardware no longer being utilized, $191, and an amended customer contract, $27, no longer in use.

Impairment loss was recorded under Operating expenses within the Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022.

NOTE 4—REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company’s revenues are comprised of renewable energy and related Environmental Attribute sales provided under short, medium and long term contracts with its customers. All revenue is recognized when (or as) the Company satisfies its performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product or service to its customer either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The Company allocates the contract’s transaction price to each performance obligation using the product’s observable market standalone selling price for each distinct product in the contract. The Company's typical invoicing terms are payment due within 30 days.

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

The Company’s performance obligations related to the sale of renewable energy (i.e. RNG and Renewable Electricity) are generally satisfied over time. Revenue related to the sale of renewable energy is generally recognized over time using an output based upon the product quantity delivered to the customer. This measure is used to best depict the Company’s performance to date under the terms of the contract. Revenue from products transferred to customers over time accounted for approximately 26%, 24% and 29% of revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

The nature of the Company’s long-term contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of the Company’s influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the long-term contracts is considered fully constrained.

The Company’s performance obligations related to the sale of Environmental Attributes are generally satisfied at a point in time and were approximately 74%, 76% and 71% of revenue for the years ended December 31, 2024, 2023 and 2022, respectively. The Company recognizes Environmental Attribute revenue at the point in time in which the customer obtains control of the Environmental Attributes, which is generally when the title of the Environmental Attribute passes to the customer upon delivery. In limited cases, title does not transfer to the customer and revenue is not recognized until the customer has accepted the Environmental Attributes. The Company’s performance obligations under its counterparty sharing agreements are generally satisfied at a point in time when the earnings process is completed by the counterparty. Counterparty sharing arrangement revenues were approximately 0.4%, 0.0% and 0.6% of revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

The following tables display the Company’s disaggregated revenue by major source, excluding realized and unrealized gains or losses under the Company’s gas hedge program, based on product type and timing of transfer of goods and services for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$770	$34,269	$35,039
Natural gas environmental attributes	122,463	—	122,463
Electric commodity	—	10,648	10,648
Electric environmental attributes	7,586	—	7,586
	$130,819	$44,917	$175,736
Operating segment:
RNG	$123,233	$34,269	$157,502
REG	7,586	10,648	18,234
	$130,819	$44,917	$175,736

	Year Ended December 31, 2023
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$—	$30,207	$30,207
Natural gas environmental attributes	125,874	—	125,874
Electric commodity	—	11,301	11,301
Electric environmental attributes	7,522	—	7,522
	$133,396	$41,508	$174,904
Operating segment:
RNG	$125,874	$30,207	$156,081
REG	7,522	11,301	18,823
	$133,396	$41,508	$174,904

	Year Ended December 31, 2022
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$1,246	$51,652	$52,898
Natural gas environmental attributes	143,025	—	143,025
Electric commodity	—	10,449	10,449
Electric environmental attributes	7,016	—	7,016
	$151,287	$62,101	$213,388
Operating segment:
RNG	$144,271	$51,652	$195,923
REG	7,016	10,449	17,465
	$151,287	$62,101	$213,388

Practical expedients and remaining performance obligations

The Company recognizes the sale of natural gas and electric commodities using the right to invoice practical expedient. The Company determined that the revenues recognized as of period end correspond directly with the value transferred to customers and the Company's satisfaction of the performance obligations to date. Furthermore, with the application of the right to invoice practical expedient and in consideration that contracts related to future environmental attributes sales do not exceed one year, there are no remaining unsatisfied or partially satisfied performance obligations as of December 31, 2024.

NOTE 5—ACCOUNTS AND OTHER RECEIVABLES

The Company extends credit based upon an evaluation of the customer’s financial condition. Credit terms are consistent with industry standards and practices. Accounts Receivable consist of sales to large creditworthy energy and utility companies. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the Consolidated Statements of Operations. No reserve expense was recorded for the years ended December 31, 2024, 2023 and 2022.

Accounts and other receivables consist of the following as of December 31, 2024, 2023 and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Accounts receivables	$7,869	$12,557	$7,148
Other receivables	294	148	57
Reimbursable expenses	9	47	17
Accounts and other receivables, net	$8,172	$12,752	$7,222

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

NOTE 7—PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Land	$1,568	$748
Buildings and improvements	36,434	30,329
Machinery and equipment	275,692	255,421
Gas mineral rights	35,526	35,526
Construction work in progress	95,551	67,747
Total	$444,771	$389,771
Less: Accumulated depreciation and amortization	(192,483)	(175,482)
Property, plant & equipment, net	$252,288	$214,289

Depreciation expense for Property plant and equipment was $22,096, $19,624 and $19,251 and Depletion expense for gas mineral rights was $365, $489 and $515 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In February 2024, for one of its REG sites, the Company entered into a bill of sale, assignment and assumption agreement to sell its rights to the existing fuel supply agreement and property back to the site host in advance of the fuel supply agreement termination date and received $1,000 in proceeds. The effective date of the sale, assignment and assumption agreement was October 2024. See Note 3 for impairment charges related to this site.

In October 2024, the Company entered into an asset purchase agreement to sell one of its immaterial RNG sites for a purchase price of $1,000. The Company entered into this agreement with the site host in advance of the expiration of the gas rights agreement. The company sold all of the site's assets and a $73 gain was recognized for the year ended December 31, 2024.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and Intangible assets consist of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	230	329
Total intangible assets with indefinite lives:	$230	$329
Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $4,593 and $3,847	$14,614	$14,584
Customer contracts, net of accumulated amortization of $17,476 and $17,254	3,209	3,448
Total intangible assets with finite lives:	$17,823	$18,032
Total Goodwill and Intangible assets	$18,113	$18,421

The weighted average remaining useful life of the customer contracts and interconnections are approximately 13 and 14 years, respectively. Amortization expense was $986, $972 and $887 for the years ended December 31, 2024, 2023 and 2022, respectively.

Amortization expense for customer contracts and interconnections for the next five years is as follows:

	Customer	Inter-
Year ending	Contracts	connections
2025	$242	$737
2026	242	737
2027	242	737
2028	242	737
2029	242	737
Thereafter	1,999	10,929

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

The $218 change in estimates for the year ended December 31, 2024 was due to RNG fuel supply agreement extensions and an RNG project that necessitated reassessment. The $225 reduction in the liability was due to an REG site sale as described in Note 3.

The following table summarizes the activity associated with asset retirement obligations of the Company for the years ended December 31, 2024, 2023 and 2022:

	For The Year Ended December 31,
	2024	2023	2022
Asset retirement obligations—beginning of period	$5,900	$5,493	$5,301
Accretion expense	445	407	296
Changes in estimate	218	—	—
Liabilities associated with properties sold	(225)	—	(104)
Asset retirement obligations—end of period	$6,338	$5,900	$5,493

NOTE 10—DERIVATIVE INSTRUMENTS

To mitigate market risk associated with fluctuations in energy commodity prices (natural gas) and interest rates, the Company utilizes various derivative contracts to secure energy commodity pricing and interest rates under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the Company had the following cash gains/losses and non-cash gains/losses in the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022:

		For The Year Ended December 31,
Derivative Instrument	Location	2024	2023	2022
Commodity contracts:
Cash paid on derivatives	Operating revenue	$—	$—	$(7,829)
Interest rate swaps	Interest expense	(486)	(560)	2,652
Net (loss) gain		$(486)	$(560)	$(5,177)

NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of December 31, 2024 and 2023, set forth by level, within the fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$769	$—	$769
Asset retirement obligations	—	—	(6,338)	(6,338)
Pico earn-out liability	—	—	(3,406)	(3,406)
	$—	$769	$(9,744)	$(8,975)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$1,255	$—	$1,255
Asset retirement obligations	—	—	(5,900)	(5,900)
Pico earn-out liability	—	—	(5,109)	(5,109)
	$—	$1,255	$(11,009)	$(9,754)

A summary of changes in the fair value of the Company’s Level 3 instrument, attributable to asset retirement obligations, for the years ended December 31, 2024, 2023 and 2022 is included in Note 9. The Company’s earn-out fair value liability at its Idaho agricultural digester site is determined by calculating the estimated present value of the future obligation. The present value is assessed quarterly and is based on macro-economic factors such as inflation and risk free US Treasury rates. Company specific estimates utilized include current and future interest rates, digester inlet gas flow and projected EBITDA. A weighted average probability approach is utilized for the variables discussed above. The undiscounted maximum payout of the earn-out ranges between 5% and 20% of EBITDA based on average inlet gas production ranging from 641 standard cubic feet per minute ("scfm") to greater than 944 scfm for each semiannual period in the remaining term, as defined in the underlying agreement. The contractual term ends in 2038. The earn-out is classified as a Level 3 financial instrument and changes in the balance are recorded in Accrued liabilities and Other liabilities within the Consolidated Balance Sheets and in Royalties, transportation, gathering and production fuel within the Consolidated Statements of Operations. Interest rate swap derivatives are classified as Level 2 financial instruments and are valued utilizing Secured Overnight Financing Rates. In addition, certain assets are measured at fair value on a non-recurring basis when an indicator of impairment is identified and the assets’ fair values are determined to be less than its carrying value. See Note 3 for additional information.

There were no transfer of assets or liabilities between Levels 1, 2 or 3 of the fair value hierarchy as of December 31, 2024 and 2023.

NOTE 12—ACCRUED LIABILITIES

The Company’s accrued liabilities consists of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Accrued expenses	$2,701	$3,983
Payroll and related benefits	3,401	2,355
Royalty	1,266	3,897
Utility	1,655	1,653
Accrued interest	962	827
Other	84	74
Accrued liabilities	$10,069	$12,789

NOTE 13—DEBT

The Company’s debt consists of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Term loans	$56,000	$64,000
Less: current principal maturities	(12,000)	(8,000)
Less: debt issuance costs (on long-term debt)	(237)	(386)
Long-term debt	$43,763	$55,614
Current portion of long-term debt	11,853	7,886
Total debt	$55,616	$63,500

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

On September 12, 2019, the Company entered into the second amendment to the Credit Agreement (the "Second Amendment"). Among other matters, the Second Amendment redefined the Fixed Charge Coverage Ratio (as defined in the Credit Agreement), reduced the commitments under the revolving credit facility to $80,000, redefined the Total Leverage Ratio (as defined in the Credit Agreement) and eliminated the RIN Floor (as defined in the Second Amendment) as an Event of Default. In connection with the Second Amendment, the Company paid down the outstanding term loan by $38,250 and the resulting quarterly principal installments were reduced to $2,500

On January 4, 2021, the Company, Montauk Holdings Limited (“MNK”) and Montauk Holdings USA, LLC (a direct wholly-owned subsidiary of MNK at the time, “Montauk USA”) entered into a series of transactions, including an equity exchange and a distribution collectively referred to as the “Reorganization Transactions,” that resulted in the Company owning all of the assets and entities (other than Montauk USA) previously owned by Montauk USA, and Montauk Renewables became a direct wholly-owned subsidiary of MNK. In connection with the completion of the Reorganization Transactions and the IPO, the Company entered into the third amendment to the Credit Agreement (the “Third Amendment”). This amendment permitted the change of control provisions, as defined in the underlying agreement, to permit the Reorganization Transactions and the IPO to be completed.

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

The Company accounted for the Fourth amendment as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense in the amount of $360, $367 and $412 for the years ended December 31, 2024, 2023 and 2022, respectively, was recorded in interest expense in the Consolidated Statement of Operations. Unamortized debt issuance cost on the revolver was $479 and $723 as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, $56,000 was outstanding under the term loan. In addition, the Company had $2,185 of outstanding letters of credit as of December 31, 2024. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of December 31, 2024, the Company’s capacity available for borrowing under the revolving credit facility was $117,815. Borrowings of the term loan and revolving credit facility bear interest at the Secured Overnight Financing Rate plus an applicable margin. Interest rates as of December 31, 2024 and 2023 were 6.01% and 6.11%, respectively.

As of December 31, 2024, the Company was in compliance with all financial covenants related to the Credit Agreement.

Annual Maturities of Long-Term Debt

The following is a summary of annual principal maturities of long-term debt as of December 31, 2024:

Year ending	Amount
2025	$12,000
2026	44,000
Total	$56,000

NOTE 14—INCOME TAXES

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

The following table details the components of the Company’s income tax provision for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Current expense:
Federal	$1,041	$1,006	$321
State	597	536	1,109
	$1,638	$1,542	$1,430

Deferred expense:
Federal	$635	$1,869	$6,446
State	170	7	172
	$805	$1,876	$6,618

Income tax expense	$2,443	$3,418	$8,048

The following table illustrates the deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carry forwards	$4,100	$4,107
Federal tax credits	12,274	13,042
Book reserves	1,824	1,397
Intangible asset amortization	5,297	5,799
Stock compensation	1,657	1,370
Impairment	387	306
Lease liabilities	2,815	1,009
VIE Loss on investment	565	—
Total deferred tax assets	28,919	27,030
Less: valuation analysis	(4,542)	(3,950)
Net deferred tax assets	$24,377	$23,080

Deferred tax liabilities:
Property depreciation	$(20,319)	$(20,048)
Right of use assets	(2,786)	(956)
Total deferred tax liabilities	(23,105)	(21,004)
Net deferred tax assets	1,272	2,076

As of December 31, 2024, the Company has $12,985 of federal net operating losses carryforwards that are not expected to be realizable due to restrictive loss limitation rules. As such a full valuation allowance has been recorded to offset the value of the related carryforward. The Company has $3,596 of state net operating loss carryforwards. A partial valuation allowance has been recorded to recognize that some attributes may expire before utilization.

As of December 31, 2024, the Company has $12,274 of federal tax credit carryforwards that expire 20 years from the date earned. The credits available as of December 31, 2024 will begin to expire in 2039.

The following table details the components of the Company’s income tax provision for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Tax provision at federal statutory rate of 21%	$2,557	$3,857	$9,081
State tax provision	615	430	998
Permanent differences	144	114	15
Stock compensation	1,298	(175)	(24)
162(m) compensation limitation	184	1,530	—
Valuation allowance	27	—	50
Production tax credit	(2,382)	(2,324)	(2,052)
Return to provision	—	—	(20)
Other	—	(14)	—
Total income tax expense	$2,443	$3,418	$8,048

As of December 31, 2024, the tax years 2021, 2022 and 2023 are open for examination by the IRS.

Valuation Allowance

The Company annually reviews its deferred tax assets for the possibility they will not be realized. A valuation allowance will be recorded if it is determined more than a 50% likelihood exists that a deferred tax asset will not be realized. A $4,542 valuation allowance exists as of December 31, 2024, which represents the Company’s deferred tax assets that are not expected to be realized. $565 of the valuation on December 31, 2024 represents MNK's investment deferred tax assets that the Company does not expect to realize. Refer to Note 17, Related Party Transactions for further information regarding the consolidation of MNK on December 31, 2024. The balance as of December 31, 2023, wherein there was no consolidated VIE balance, was $3,950.

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

At this point in time the Company is not aware of any tax positions taken that would give rise to recording an uncertain tax position. As such, the Company has not recorded any liability for unrecognized tax benefits as of December 31, 2024 or 2023. The Company records interest and penalties as a component of income tax expense. However, as there are no unrecognized tax benefits for the years ended December 31, 2024 and December 31, 2023, the Company has no penalties or interest accrued at December 31, 2024 and 2023, respectively.

NOTE 15—SHARE-BASED COMPENSATION

The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified stock options, restricted stock units and restricted share awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted share awards, the officers of the Company made elections under Section 83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports restricted shares and restricted stock units when vested and in the case of options, when such awards are settled in the Company’s common stock. Stock compensation expense related to these awards was $1,470, $1,723 and $6,979 for the years ended December 31, 2024, 2023 and 2022, respectively.

In connection with a May 2021 asset acquisition, 1,250,000 restricted share awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with such acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and will only be subject to time-based vesting requirements over a five-year period. The awards were revalued at $15,500. Stock compensation expense related to the two awards was $5,866, $4,908 and $2,863 for the year ended December 31, 2024, 2023 and 2022, respectively. During the third quarter of 2024, the Company recognized $2,911 of noncash stock compensation expense. This nonrecurring expense recorded within General and administration expense was related to the acceleration of previously unrecognized stock compensation expense related to an employment termination.

In 2023, the board of directors of the Company approved the grant of non-qualified stock options to the executive officers of the Company, which vest ratably over a period of three to five years. Stock compensation expense related to these awards was $2,629 and $1,692 for the years ended December 31, 2024 and 2023, respectively.

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

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP for the years ended December 31, 2024, 2023 and 2022:

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2022	2,028,301	$11.80	280,000	$10.13	—	$—
Beginning of period - January 1, 2023	2,028,301	$11.80	280,000	$10.13	—	$—
Granted	—	—	—	—	2,325,000	7.04
Vested	(316,228)	11.38	(50,000)	10.09	—	—
Forfeited	(73,395)	11.38	(80,000)	10.23	—	—
End of period - Balance at December 31, 2023	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04

End of period - December 31, 2023	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Beginning of period - January 1, 2024	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Granted	—	—	80,000	4.41	—	—
Vested	(1,012,570)	11.89	(60,000)	9.49	—	—
Forfeited	—	—	—	—	—	—
End of period - December 31, 2024	626,108	$11.93	170,000	$7.63	2,325,000	$7.04

Unrecognized MRI EICP compensation expense for awards the Company expects to vest as of December 31, 2024, was $8,543 and will be recognized over approximately 4 years.

NOTE 16—DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $796, $640 and $589 for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 17—RELATED-PARTY TRANSACTIONS

Related Party Loan

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (the “Initial Promissory Note”) with Montauk Holdings Limited (“MNK”). MNK is currently an affiliate of the Company and certain of the Company’s directors are also directors of MNK. Pursuant to the Initial Promissory Note, the Company advanced a cash loan of $5,000 to MNK for MNK to pay its dividend's tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended (the “South African Income Tax Act”). On February 22, 2021, the Company and MNK entered into an Amended and Restated Promissory Note (the “Amended Promissory Note”) to increase the principal amount of the loan to a total of $7,140, in the aggregate, on December 22, 2021 entered into the Second Amended and Restated Loan Agreement and Secured Promissory Note (the “Second Amended Promissory Note”) to increase the principal amount of the loan to a total of $8,940, in the aggregate, and on December 22, 2022 entered into the First Amendment of the Second Amended and Restated Loan Agreement and Secured Promissory Note (the “First Amendment of Second Amended Promissory Note”) to amend the maturity date to June 30, 2023, and on June 21, 2023 entered into the Third Amended and Restated Loan Agreement and Secured Promissory Note (the "Third Amended and Restated Loan Agreement and Secured Promissory Note") to increase the principal amount of the loan to a total of $10,040, in the aggregate and extend the maturity date of the loan to December 31, 2023 and on December 27, 2023 entered into the Fourth Amended and Restated Loan Agreement and Secured Promissory Note to extend the maturity date of the loan to December 31, 2033, and on March 5, 2025 entered into the Fifth Amended and Restated Loan Agreement and Secured Promissory Note (the "Fifth Amended and Restated Loan Agreement and Secured Promissory Note") to increase the principal amount of the loan to a total of $10,690, in the aggregate, each in accordance with the Company’s obligations set forth in the TIA entered into by and among the Company, MNK and the other party thereto, dated November 6, 2020, and amended on January 14, 2021 and on December 31, 2024. The "Third Amended and Restated Loan Agreement and Secured Promissory Note" increased the security interest of the Company from 800,000 shares of the common stock of the Company owned by MNK to 976,623 shares of the Company. MNK is required to use the proceeds of any such sale of the shares to repay the note. The Amended Promissory Note has default provisions where MNK will deliver any unsold shares of the Company back to the Company to satisfy repayment of the note No other terms were amended under the Fifth Amended and Restated Loan Agreement and Secured Promissory Note and the security interest of the Company from MNK remains 976,623 shares of the Company and the maturity remains December 31, 2033.

In December 2021, Rivetprops 47 Proprietary Limited (“RP47”) entered into an agreement to loan MNK up to 10,000 South African Rand (the “RP47 Loan”). The current principal balance and accrued interest is 11,713 Rand or approximately $650 US Dollars. There was no collateral pledged for this loan. This loan became due on December 31, 2024 (“Maturity Date”) when MNK and RP47 did not extend the maturity of the loan agreement. Associated with a modification on December 31, 2024 of the TIA between us and MNK, we became obligated to repay the RP47 Loan on MNK’s behalf as MNK did not have sufficient funds to repay the RP47 Loan. On February 2, 2025, our Board of Directors approved the repayment of the RP47 Loan under the TIA. On March 5, 2025 and in connection with the Fifth Amended and Restated Loan Agreement and Secured Promissory Note", the Company repaid the RP47 loan as required under the TIA.

Variable Interest Entities

Under ASC 810-10-25-38A and 38B, a reporting entity is deemed to have a controlling financial interest in a VIE if it possesses both of the following characteristics: the power to direct the activities of the VIE that most significantly impact its economic performance, and the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant.

Under ASC 810, the Company determined that MNK is a variable interest entity. The Company does not hold any equity interest in MNK but has entered into the Fifth Amended and Restated Loan Agreement and Secured Promissory Note between the Company and MNK.

Prior to the RP47 Loan repayment, we concluded that RP47, a related party of us through RP47’s ownership of MNK, was the primary beneficiary of MNK under the variable interest entity model. In connection with the modification under the TIA, RP47 retained its power over MNK but no longer held significant benefits in MNK. Substantially all of MNK’s activities are conducted on our behalf as MNK’s only asset is the 976,623 shares of our common stock held as security for the Fifth Amended and Restated Loan

Agreement and Secured Promissory Note. MNK’s only obligation is its loan to us and thus, we became the primary beneficiary of MNK on December 31, 2024. In accordance with ASC 810, we consolidated MNK on December 31, 2024. We consolidated MNK’s current assets ($85), current liabilities ($632) and long-term liabilities ($16). The Fifth Amended Promissory Note became an intercompany loan and was eliminated in consolidation. MNK’s investment of $10,178 in the Company is also eliminated in consolidation. There is no gain or loss on the initial consolidation of MNK as the transaction is a common control transaction. We also recorded a noncash acquisition of Treasury Stock ($8,309) related to the consolidation of the 976,623 shares of our Common Stock collateralizing the Fifth Amended Promissory Note.

Related Party Reimbursements

Periodically the Company will reimburse MNK and HCI Managerial Services Proprietary Limited, the administrator for the Company’s secondarily listed Johannesburg Stock Exchange trading symbol, for expenses incurred on behalf of the Company. Amounts reimbursed were $61, $156 and $68 for the years ended December 31, 2024, 2023 and 2022, respectively. $32 and $11 were owed as of December 31, 2024 and 2023, respectively.

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

NOTE 18—SEGMENT INFORMATION

The Company’s reportable operating segments for the years ended December 31, 2024, 2023 and 2022 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity plants. The Corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s consolidated financial statements, and though not denoted as an operating segment, significant expenses are noted within the segment. The following tables are consistent with the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), evaluates the performance of each segment and allocates the Company's resources. The CODM evaluates the performance of the segments based on segment operating income (loss). The Company maintains discrete financial information for its operating sites, which meet the definition of an operating segment, but are aggregated into reportable segments based on the type of commodity produced. Total Assets and Capital expenditures by segment are also provided within the tables below. “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	For The Year Ended December 31, 2024
	RNG	REG	Corporate	Total
Total operating revenue	$157,983	$17,753	$—	$175,736

Less (1)
Payroll and related expenses	8,516	2,226	23,847	34,589
Wellfield operating and maintenance	5,104	3,537	—	8,641
Plant expense	2,262	1,133	—	3,395
Waste disposal	2,353	54	—	2,407
Preventative maintenance	13,677	3,607	—	17,284
Breakdown expenses	1,736	469	—	2,205
Utility expense	15,571	310	—	15,881
Insurance	—	—	5,488	5,488
Professional and IT fees	—	—	4,141	4,141
Royalties, transportation, gathering and production fuel	29,529	1,973	—	31,502
Depreciation, depletion and amortization	18,192	5,099	224	23,515
Impairment	843	743	—	1,586
Other operating expenses (2), (3)	4,168	1,425	3,386	8,979
Total operating expenses	$101,951	$20,576	$37,086	$159,613

Operating income (loss)	$56,032	$(2,823)	$(37,086)	$16,123
Interest expense	—	1	5,276	5,277
Other (income) expense	(32)	(1,011)	(288)	(1,331)
Income (loss) before income taxes	$56,064	$(1,813)	$(42,074)	$12,177

Total assets	$187,438	$107,519	$54,058	$349,015
Capital expenditures	25,403	36,280	640	62,323

(1) Significant expenses regularly provided to the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of other operating expenses for Corporate are office expenses, board of director and corporate filing fees.

	For The Year Ended December 31, 2023
	RNG	REG	Corporate	Total
Total operating revenue	$156,455	$18,449	$—	$174,904

Less (1)
Payroll and related expenses	7,620	1,850	20,396	29,866
Wellfield operating and maintenance	3,659	2,080	—	5,739
Plant expense	2,874	806	—	3,680
Waste disposal	2,103	24	—	2,127
Preventative maintenance	10,202	3,822	—	14,024
Breakdown expenses	2,711	832	—	3,543
Utility expense	15,168	579	—	15,747
Insurance	—	—	5,951	5,951
Professional and IT fees	—	—	5,399	5,399
Royalties, transportation, gathering and production fuel	32,876	1,985	—	34,861
Depreciation, depletion and amortization	15,720	5,193	245	21,158
Impairment	777	125	-	902
Other operating expenses (2), (3)	3,458	1,749	3,060	8,267
Total operating expenses	$97,168	$19,045	$35,051	$151,264

Operating income (loss)	$59,287	$(596)	$(35,051)	$23,640
Interest expense	—	—	5,753	5,753
Other expense (income)	16	(24)	(471)	(479)
Income (loss) before income taxes	$59,271	$(572)	$(40,333)	$18,366

Total assets	$176,951	$73,369	$99,918	$350,238
Capital expenditures	41,325	21,682	84	63,091

(1) Significant expenses regularly provided to the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of other operating expenses for Corporate are office expenses, board of director and corporate filing fees.

	For The Year Ended December 31, 2022
	RNG	REG	Corporate	Total
Total operating revenue	$196,218	$17,170	$(7,829)	$205,559

Less (1)
Payroll and related expenses	6,722	1,574	19,788	28,084
Wellfield operating and maintenance	2,127	1,866	—	3,993
Plant expense	2,446	677	—	3,123
Waste disposal	2,034	69	—	2,103
Preventative maintenance	8,173	6,214	—	14,387
Breakdown expenses	1,809	643	—	2,452
Utility expense	17,266	618	—	17,884
Insurance	—	—	5,893	5,893
Professional and IT fees	—	—	5,967	5,967
Royalties, transportation, gathering and production fuel	42,339	1,824	—	44,163
Depreciation, depletion and amortization	14,967	5,443	290	20,700
Impairment	1,135	3,526	191	4,852
Other operating expenses (2), (3)	2,761	1,736	2,895	7,392
Total operating expenses	$101,779	$24,190	$35,024	$160,993

Operating income (loss)	$94,439	$(7,020)	$(42,853)	$44,566
Interest expense	—	—	1,792	1,792
Other expense (income)	108	(280)	(296)	(468)
Income (loss) before income taxes	$94,331	$(6,740)	$(44,349)	$43,242

Total assets	$151,998	$53,255	$127,063	$332,316
Capital expenditures	16,667	5,033	577	22,277

(1) Significant expenses regularly provided to the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of other operating expenses for Corporate are office expenses, board of director and corporate filing fees.

For the years ended December 31, 2024, 2023 and 2022, four, three and two customers, respectively, made up greater than 10% of our total revenues.

	Year Ended December 31, 2024
	RNG	REG	Corporate	Total

Customer A	17.6%	—	—	17.6%
Customer B	15.7%	—	—	15.7%
Customer C	13.8%	—	—	13.8%
Customer D	11.8%	—	—	11.8%

	Year Ended December 31, 2023
	RNG	REG	Corporate	Total
Customer A	22.0%	—	—	22.0%
Customer B	11.7%	—	—	11.7%
Customer C	11.7%	—	—	11.7%

	Year Ended December 31, 2022
	RNG	REG	Corporate	Total
Customer A	32.0%	—	—	32.0%
Customer B	17.0%	—	—	17.0%

NOTE 19—LEASES

The Company leases office space and other office equipment under operating lease arrangements (with initial terms greater than twelve months), expiring in various years through 2033. These leases have been entered into to better enable the Company to conduct business operations. Office space is leased to provide adequate workspace for all employees in Pittsburgh, Pennsylvania and Houston, Texas. Landfill site operating leases include gas monitoring devices that serve to improve production efficiencies and alert technicians to issues and safety concerns occurring at the well head. Office space, office equipment and gas monitoring equipment agreements that exceed 12 months are accounted for as operating leases in accordance with ASC 842, Leases.

The Company also leases safety equipment for the various operational sites in the United States. The term of certain equipment exceeds twelve months and is accordingly classified as a finance lease under ASC 842. The finance leases expire in 2026 and were entered into in order to provide a safe work environment for operational employees.

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

The Company has elected, as a practical expedient, not to separate non-lease components from lease components, and instead account for each separate component as a single lease component for all lease arrangements, as lessee. In addition, the Company has elected, as a practical expedient, not to apply lease recognition requirements to short-term lease arrangements, generally those with a lease term of less than twelve months for all classes of underlying assets. In determination of the lease term, the Company considers the likelihood of lease renewal options and lease termination provisions.

The Company uses its incremental borrowing rate, as the basis to calculate the present value of future lease payments, at lease commencement. The incremental borrowing rate represents the rate of interest a lessee would have to pay to borrow an amount equal to the total lease payments on a collateralized basis over a similar term in a similar economic environment.

As of December 31, 2024, there were no leases entered into which have not yet commenced and that would entitle the Company to significant rights or create additional obligations. The total lease cost included in our consolidated financial statements statement of operations for the years ended December 31, 2024, 2023 and 2022 were $859, $695, and $412, respectively.

Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet and the lease expense for those leases is recognized on a straight-line basis. The short-term lease expense for the years ended December 31, 2024, 2023 and 2022 were $3,927, $2,960 and $895, respectively.

Supplemental information related to operating lease arrangements was as follows as of and for the year ended December 31, 2024, 2023 and 2022:

	For The Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$922	$431	$385
Weighted average remaining lease term (in years)	3.48	5.24	5.87
Weighted average discount rate	5.00%-6.00%	5.00%	5.00%

Future minimum lease payments for the years ending December 31, are as follows:

Year Ending
2025	$2,299
2026	2,111
2027	583
2028	594
2029	606
Thereafter	2,106
Imputed interest	(1,112)
Total	$7,187

Supplemental information related to finance lease arrangements was as follows:

	For The Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of financing lease liabilities	$73	$79	$50
Weighted average remaining lease term (in years)	2.02	3.54	1.25
Weighted average discount rate	5.00%	5.00%	5.00%

Future minimum finance lease payments are as follows:

Year Ending
2025	$76
2026	32
2027	1
2028	1
2029	1
Thereafter	9
Imputed interest	(8)
Total	$112

NOTE 20—COMMITMENTS AND CONTINGENCIES

Concentrations

A substantial portion of the Company’s revenues are generated from five locations in 2024, 2023, and 2022, each in separate areas of the country. For the years ended December 31, 2024, 2023 and 2022, excluding the impact of derivative instruments, approximately 69%, 68% and 72%, respectively, of operating revenues were derived from these locations. In addition, five customers make up approximately 76% and 71% of trade receivables as of December 31, 2024 and December 31, 2023, respectively.

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

Contingencies

The Company, from time to time, may be involved in litigation. At December 31, 2024, management does not believe there are any matters outstanding that would have a material adverse effect on the Company’s financial position or results of operations.

On December 31, 2024 associated with a modification of the TIA between us and MNK, we became obligated to repay the RP47 Loan on MNK’s behalf, subject to MNK confirming that the RP47 Loan maturity was not extended and that MNK did not have sufficient funds to repay the loan. On December 31, 2024, we deemed the repayment probable and the amount estimable, and therefore accrued a contingent liability for the repayment of the RP47 Loan in connection with the amendment under the TIA. Refer to Note 17 – Related Parties and Note 22 – Subsequent Events for further information.

Note 21—INCOME PER SHARE

Basic and diluted income per share was computed using the following common share data for the years ended December 31, 2024, 2023 and 2022, respectively:

	For The Year Ended December 31,
	2024	2023	2022
Net income	$9,734	$14,948	$35,194
Basic weighted-average shares outstanding	142,279,079	141,727,905	141,238,851
Dilutive effect of share-based awards	118,414	423,735	1,340,538
Diluted weighted-average shares outstanding	142,397,493	142,151,640	142,579,389
Basic income per share	$0.07	$0.11	$0.25
Diluted income per share	$0.07	$0.11	$0.25

NOTE 22—SUBSEQUENT EVENTS

Subsequent Events

The Company evaluated its December 31, 2024 consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except for the matters discussed below.

On February 2, 2025, after the end of our 2024 fiscal year but before our 2024 financial statements were issued our Board of Directors approved the repayment of the RP47 Loan under the TIA and on March 5, 2025 we repaid the RP47 loan as required under the TIA. The amount repaid is included in the principal balance of the Fifth Amended Promissory Note described above. Refer to Note 17 – Related Party Transactions for further information regarding the consolidation of MNK as of December 31, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024 (the end of the period covered by this Annual Report on Form 10-K), the Company’s disclosure controls and procedures were effective, pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act.

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

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting.

There have been no changes during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all company personnel, including directors, officers, employees and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Information regarding our executive officers is included in Part I of this Report under the header “Information About Our Executive Officers.”

The information otherwise required by this item is set forth in our Proxy Statement in the section entitled “Proposal No. 1—Election of Directors” under the headings “—Nominees for Election for a Term Expiring at the 2028 Annual Meeting,” and “Information Regarding our Board of Directors and Corporate Governance” under the sub-headings “Code of Business Conduct and Ethics,” “Communications with the Board,” “Board Committees,” “Committee Functions,” “Insider Trading/No Hedging and Pledging Policy,” and “Audit Committee” and in the section entitled “Delinquent Section 16(a) Reports.” The information in these sections is incorporated by reference into this Annual Report on Form 10-K.

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

As of December 31, 2024, our securities authorized for issuance under equity compensation plans were as follows:

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

10.12^	Promotion Letter, dated October 15, 2021, between Montauk Renewables, Inc. and Sharon Frank (incorporated by reference to Exhibit 10.12 of Annual Report on Form 10-K filed on March 14, 2024)

10.13^

Employment Understanding, dated January 23, 2023, and Promotion Letter, dated September 14, 2023, between Montauk Renewables, Inc. and Michael Barsch (incorporated by reference to Exhibit 10.13 of Annual Report on Form 10-K filed on March 14, 2024)

10.14.1+

Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.14.2

First Amendment, dated as of March 21, 2019, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 11, 2020)

10.14.3

Second Amendment, dated as of September 12, 2019, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1(File No. 333-251312), filed December 11, 2020)

10.14.4

Third Amendment, dated as of January 4, 2021, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, by and among Montauk Energy Holdings LLC, the financial institutions from time to time party thereto, as lenders, and Comerica Bank, as administrative agent, sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-251312), filed January 8, 2021)

10.14.5+

Fourth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2021, by and among Montauk Energy Holdings, LLC, the financial institutions from time to time signatory thereto and Comerica Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file No. 001-39919), filed on December 23, 2021)

10.14.6

Fifth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 8, 2024 by and among Montauk Energy Holdings, LLC, the financial institutions from time to time signatory thereto and Comerica Bank, as Administrative Agent (incorporated by reference to Exhibit 10.14 of Quarterly Report on Form 10-Q filed on November 12, 2024)

10.15.1†+

Second Amended & Restated Landfill Gas Rights & Production Facilities Agreement, by and between County of Orange and Bowerman Power LFG, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251312), filed December 31, 2021)

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

Fifth Amended and Restated Loan Agreement and Secured Promissory Note, dated as of March 5, 2025 by and between Montauk Holdings Limited and Montauk Renewables (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 7, 2025)

19.1	Insider Trading Policy

21.1	List of Subsidiaries of Montauk Renewables, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of Annual Report on Form 10-K filed on March 14, 2024)

99.2+	Consortium Agreement, dated as of January 24, 2021, by and among the stockholders named therein (incorporated by reference to Exhibit 99.2 of Annual Report on Form 10-K filed March 31, 2021)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Date: March 14, 2025	Montauk Renewables, Inc.

	By:	/s/ Sean F. McClain
Name: Sean F. McClain
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean F. McClain	President, Chief Executive Officer and Director	March 13, 2025
Sean F. McClain	(Principal Executive Officer)

/s/ Kevin A. Van Asdalan	Chief Financial Officer and Treasurer	March 13, 2025
Kevin A. Van Asdalan	(Principal Financial and Accounting Officer)

*	Lead Director	March 13, 2025
Mohamed H. Ahmed

*	Chairman of the Board and Director	March 13, 2025
John A. Copelyn

*	Director	March 13, 2025
Jennifer Cunningham

*	Director	March 13, 2025
Theventheran G. Govender

*	Director	March 13, 2025
Yunis Shaik

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Sean F. McClain
Name: Sean F. McClain
Title: Attorney-in-Fact