Form 10-Q
period 2025-06-30
Montauk Renewables, Inc.
filed 2025-08-06
CIK 1826600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of outstanding shares of the registrant’s common stock on August 1, 2025 was 142,256,617 shares.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. Forward-looking statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “strive,” “aim,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our future results of operations, financial condition, expectations and plans, including those related to the Montauk Ag project in North Carolina, the Second Apex RNG Facility, the Blue Granite RNG Facility, the Bowerman RNG Facility, the delivery of biogenic carbon dioxide volumes to European Energy, the Emvolon collaboration and pilot project, the Tulsa facility project, the resolution of gas collection issues at the McCarty facility, the delays and cancellations of landfill host wellfield expansion projects, the mitigation of wellfield extraction environmental factors at the Rumpke and Apex facilities, how we may monetize RNG production, the GreenWave joint venture, the impacts of the One Big Beautiful Bill Act, and weather-related anomalies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONTAUK RENEWABLES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data):

	as of June 30,	as of December 31,
ASSETS	2025	2024
Current assets:
Cash and cash equivalents	$29,133	$45,621
Accounts and other receivables	7,543	8,172
Current restricted cash	8	8
Income tax receivable	647	41
Current portion of derivative instruments	356	471
Prepaid insurance and other current assets	4,914	2,911
Total current assets	$42,601	$57,224
Non-current restricted cash	$377	$375
Property, plant and equipment, net	294,638	252,288
Goodwill and intangible assets, net	20,147	18,113
Deferred tax assets	—	1,272
Non-current portion of derivative instruments	72	298
Operating lease right-of-use assets	6,628	7,064
Finance lease right-of-use assets	74	110
Investments	2,150	—
Other assets	15,805	12,271
Total assets	$382,492	$349,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,214	$8,856
Accrued liabilities	13,878	10,069
Related party payable	—	625
Current portion of operating lease liability	2,464	2,049
Current portion of finance lease liability	68	76
Current portion of long-term debt	11,857	11,853
Total current liabilities	$55,481	$33,528
Long-term debt, less current portion	$57,834	$43,763
Non-current portion of operating lease liability	4,287	5,138
Non-current portion of finance lease liability	8	36
Asset retirement obligations	6,714	6,338
Deferred tax liabilities	324	—
Other liabilities	3,135	2,795

Total liabilities	$127,783	$91,598

Commitments and contingencies (Note 21)

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value, authorized 690,000,000 shares; 143,792,811 shares issued at June 30, 2025 and December 31, 2024; 143,104,710 and 142,711,797 shares outstanding at June 30, 2025 and December 31, 2024, respectively	$1,430	$1,426
Treasury stock, at cost, 2,486,408 and 2,308,524 shares at June 30, 2025 and December 31, 2024, respectively	(21,616)	(21,262)
Additional paid-in capital	225,498	221,905
Retained earnings	49,397	55,348
Total stockholders' equity	$254,709	$257,417
Total liabilities and stockholders' equity	$382,492	$349,015

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total operating revenues	$45,127	$43,338	$87,730	$82,125

Operating expenses:
Operating and maintenance expenses	21,864	18,662	39,422	33,113
General and administrative expenses	9,044	8,737	17,798	18,166
Royalties, transportation, gathering and production fuel	9,168	9,077	16,739	15,593
Depreciation, depletion and amortization	7,029	5,823	13,293	11,257
Impairment loss	377	171	2,424	699
Transaction costs	—	—	—	61
Total operating expenses	$47,482	$42,470	$89,676	$78,889
Operating (loss) income	$(2,355)	$868	$(1,946)	$3,236

Other expenses (income):
Interest expense	$1,216	$1,286	$2,459	$2,451
Other expense (income)	40	(50)	(13)	(1,110)
Total other expenses	$1,256	$1,236	$2,446	$1,341
(Loss) income before income taxes	$(3,611)	$(368)	$(4,392)	$1,895

Income tax expense	1,876	344	1,559	757
Net (loss) income	$(5,487)	$(712)	$(5,951)	$1,138

(Loss) income per share:
Basic	$(0.04)	$(0.01)	$(0.04)	$0.01
Diluted	$(0.04)	$(0.01)	$(0.04)	$0.01

Weighted-average common shares outstanding:
Basic	143,035,626	142,069,697	142,874,606	142,027,943
Diluted	143,035,626	142,069,697	142,874,606	142,252,085

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data):

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total equity
Balance at March 31, 2025	142,711,797	$1,426	2,308,524	$(21,262)	$223,139	$54,884	$258,187
Issuance of common stock	392,913	4	—	—	—	—	4
Treasury stock	—	—	177,884	(354)	—	—	(354)
Net loss	—	—	—	—	—	(5,487)	(5,487)
Stock-based compensation	—	—	—	—	2,365	—	2,365
Consolidation of VIE	—	—	—	—	(6)	—	(6)
Balance at June 30, 2025	143,104,710	$1,430	2,486,408	$(21,616)	$225,498	$49,397	$254,709

Balance at March 31, 2024	141,986,189	$1,420	984,762	$(11,173)	$216,619	$47,464	$254,330
Issuance of common stock	200,533	2	—	—	—	—	2
Treasury stock	—	—	84,865	(397)	—	—	(397)
Net loss	—	—	—	—	—	(712)	(712)
Stock-based compensation	—	—	—	—	2,098	—	2,098
Balance at June 30, 2024	142,186,722	$1,422	1,069,627	$(11,570)	$218,717	$46,752	$255,321

Balance at December 31, 2024	142,711,797	$1,426	2,308,524	$(21,262)	$221,905	$55,348	$257,417
Issuance of common stock	392,913	4	—	—	—	—	4
Treasury stock	—	—	177,884	(354)	—	—	(354)
Net loss	—	—	—	—	—	(5,951)	(5,951)
Stock-based compensation	—	—	—	—	3,639	—	3,639
Consolidation of VIE	—	—	—	—	(46)	—	(46)
Balance at June 30, 2025	143,104,710	$1,430	2,486,408	$(21,616)	$225,498	$49,397	$254,709

Balance at December 31, 2023	141,986,189	$1,420	984,762	$(11,173)	$214,378	$45,614	$250,239
Issuance of common stock	200,533	2	—	—	—	—	2
Treasury stock	—	—	84,865	(397)	—	—	(397)
Net income	—	—	—	—	—	1,138	1,138
Stock-based compensation	—	—	—	—	4,339	—	4,339
Balance at June 30, 2024	142,186,722	$1,422	1,069,627	$(11,570)	$218,717	$46,752	$255,321

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(5,951)	$1,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,293	11,257
Provision for deferred income taxes	1,596	168
Stock-based compensation	3,639	4,339
Derivative mark-to-market adjustments and settlements	341	(26)
Net loss on sale of assets	36	71
Increase (decrease) in earn-out liability	360	(465)
Accretion of asset retirement obligations	239	220
Liabilities associated with properties sold	—	(225)
Amortization of debt issuance costs	195	180
Impairment loss	2,424	699
Changes in operating assets and liabilities:
Accounts receivable	629	(9,232)
Royalty offset long term receivable	(2,645)	(2,141)
Critical spare inventory	(1,030)	735
Prepaid Insurance and expenses	(2,003)	(2,779)
Income tax payables	(606)	(819)
Accounts payable and Accrued liabilities	7,247	11,268
Other	(418)	97
Net cash provided by operating activities	$17,346	$14,485
Cash flows from investing activities:
Capital expenditures	$(45,298)	$(40,764)
Asset acquisition	—	(820)
Capital contributions to equity method investments	(2,150)	—
Cash collateral deposits	2	29
Net cash used in investing activities	$(47,446)	$(41,555)
Cash flows from financing activities:
Borrowings on long term debt	$20,000	$-
Repayments of long-term debt	(6,000)	(4,000)
Common stock issuance	4	2
Treasury stock purchase	(354)	(397)
Finance lease payments	(36)	(32)
Net cash provided (used) in financing activities	$13,614	$(4,427)
Net decrease in cash and cash equivalents and restricted cash	$(16,486)	$(31,497)
Cash and cash equivalents and restricted cash at beginning of period	$46,004	$74,242
Cash and cash equivalents and restricted cash at end of period	$29,518	$42,745
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$29,133	$42,285
Restricted cash and cash equivalents - current	8	8
Restricted cash and cash equivalents - non-current	377	452
	$29,518	$42,745

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest, net of $64 and $0 capitalized, respectively	$2,501	$2,366
Cash paid for income taxes	569	1,407
Accrual for purchase of property, plant and equipment included in accounts payable and accrued liabilities	19,367	7,697

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025 (the “2024 Annual Report”). The results of operations for the three and six months ended June 30, 2025 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2024, has been derived from the audited financial statements as of that date. For further information, refer to the Company’s audited financial statements and notes thereto included for the year ended December 31, 2024 in the 2024 Annual Report.

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

Recently Issued Accounting Standards Not Yet Adopted

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

NOTE 3 – ASSET IMPAIRMENT

The Company recorded an impairment loss of $377 and $171 for the three months ended June 30, 2025 and 2024, respectively and $2,424 and $699 for the six months ended June 30, 2025 and 2024, respectively. In 2025, $1,983 was impaired for costs related to a development project RNG interconnection for which the local utility is no longer accepting RNG into its distribution system. All associated costs related to the interconnection were impaired. The remaining 2025 impairments of $441 were for specifically identified assets deemed obsolete or non-operable and consisted of $357 within the RNG segment and $84 within the REG segment. In February 2024, for one of its REG sites, the Company entered into a bill of sale, assignment and assumption agreement to sell its rights to the existing fuel supply agreement and property back to the site host in advance of the fuel supply agreement termination date and received $1,000 in proceeds. The effective date of the sale, assignment and assumption agreement was October 2024. The Company elected to cease operations prior to the assignment date and consequently the remaining book value of long lived assets and intangibles were impaired for $312. The remaining $387 impairment was for various RNG equipment that was deemed obsolete or inoperable for current operations.

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

The Company’s performance obligations related to the sale of renewable energy (i.e. RNG and Renewable Electricity) are generally satisfied over time. Revenue related to the sale of renewable energy is generally recognized over time using an output based upon the product quantity delivered to the customer. This measure is used to best depict the Company’s performance to date under the terms of the contract. Revenue from products transferred to customers over time accounted for 34% and 22% of revenue for the three months ended June 30, 2025 and 2024, respectively, and 35% and 25% of revenue for the six months ended June 30, 2025 and 2024, respectively.

The nature of the Company’s long-term contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of the Company’s influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the long-term contracts is considered fully constrained.

The Company’s performance obligations related to the sale of Environmental Attributes are generally satisfied at a point in time and were approximately 66%, and 78% of revenue for the three months ended June 30, 2025 and 2024, respectively and 65% and 75%
for the six months ended June 30, 2025 and 2024, respectively. The Company recognizes Environmental Attribute revenue at the point in time in which the customer obtains control of the Environmental Attributes, which is generally when the title of the Environmental Attribute passes to the customer upon delivery. In limited cases, title does not transfer to the customer and revenue is not recognized until the customer has accepted the Environmental Attributes. The Company’s performance obligations under its counterparty sharing agreements are generally satisfied at a point in time when the earnings process is completed by the counterparty. Counterparty sharing arrangement revenues were approximately 1.3% and 0% of revenue for the three months ended June 30, 2025 and 2024, respectively, and 1.2% and 0% for the six months ended June 30, 2025 and 2024, respectively.

The following tables display the Company’s disaggregated revenue by major source based on product type and timing of transfer of goods and services for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$576	$12,853	$13,429
Natural gas environmental attributes	27,288	—	27,288
Electric commodity	—	2,495	2,495
Electric environmental attributes	1,915	—	1,915
	$29,779	$15,348	$45,127
Operating segment:
RNG	$27,864	$12,853	$40,717
REG	1,915	2,495	4,410
	$29,779	$15,348	$45,127

	Three Months Ended June 30, 2024
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$—	$7,079	$7,079
Natural gas environmental attributes	31,743	—	31,743
Electric commodity	—	2,550	2,550
Electric environmental attributes	1,966	—	1,966
	$33,709	$9,629	$43,338
Operating segment:
RNG	$31,743	$7,079	$38,822
REG	1,966	2,550	4,516
	$33,709	$9,629	$43,338

	Six Months Ended June 30, 2025
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$1,074	$25,602	$26,676
Natural gas environmental attributes	52,279	—	52,279
Electric commodity	—	5,152	5,152
Electric environmental attributes	3,623	—	3,623
	$56,976	$30,754	$87,730
Operating segment:
RNG	$53,353	$25,602	$78,955
REG	3,623	5,152	8,775
	$56,976	$30,754	$87,730

	Six Months Ended June 30, 2024
	Goods transferred at a point in time	Goods transferred over time	Total
Electric commodity
Natural gas commodity	$19	$14,595	$14,614
Natural gas environmental attributes	58,075	—	58,075
Electric commodity	—	5,581	5,581
Electric environmental attributes	3,855	—	3,855
	$61,949	$20,176	$82,125
Operating segment:
RNG	$58,094	$14,595	$72,689
REG	3,855	5,581	9,436
	$61,949	$20,176	$82,125

Practical expedients and remaining performance obligations

The Company recognizes the sale of natural gas and electric commodities using the right to invoice practical expedient. The Company determined that the revenues recognized as of period end correspond directly with the value transferred to customers and the Company's satisfaction of the performance obligations to date. As of June 30, 2025, there were 200 RINs pending transfer to the Company's counterparty for $485. The contractual obligation was satisfied in July 2025.

NOTE 5 – INVESTMENTS

In March 2025, the Company entered into a joint venture, GreenWave Energy Partners, LLC, ("GreenWave"). The investees in the joint venture are Pesta Energy, LLC, a wholly owned subsidiary of the Company, with an ownership percentage of 51% and Pioneer Renewable Energy Marketing, LLC, with an ownership percentage of 49%. As of June 30, 2025, the Company has contributed $2,150 into the joint venture. Subject to various and certain requirements as defined in the underlying agreements, the Company could be required to make additional capital contributions up to $2,350. The joint venture is primarily intended to help address the limited capacity of RNG usage in transportation through the expansion and dispensing of RNG to new transportation uses. While the joint venture is not expected to use RNG produced by the Company, it is expected to provide access to exclusive unique and proprietary pathways for other industry producers of RNG. The Company expects to be the RIN separator for the joint venture. The Company also expects to receive separated RINs as distributions from the joint venture. No income or loss has been incurred for the three and six months ended June 30, 2025.

The Company will utilize the equity method of accounting related to this joint venture. Refer to Note 2 – Summary of Significant Accounting Policies.

NOTE 6 – ACCOUNTS AND OTHER RECEIVABLES

The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the consolidated statements of operations. No reserve expense was recorded for the three and six months ended June 30, 2025 and 2024.

Accounts and other receivables consist of the following as of June 30, 2025, December 31, 2024 and 2023:

	June 30, 2025	December 31, 2024	December 31, 2023
Accounts receivables	$7,083	$7,869	$12,557
Other receivables	459	294	148
Reimbursable expenses	1	9	47
Accounts and other receivables, net	$7,543	$8,172	$12,752

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Land	$1,568	$1,568
Buildings and improvements	38,599	36,434
Machinery and equipment	313,700	275,692
Gas mineral rights	35,526	35,526
Construction work in progress	109,869	95,551
Total	$499,262	$444,771
Less: Accumulated depreciation and amortization	(204,624)	(192,483)
Property, plant & equipment, net	$294,638	$252,288

Depreciation expense for Property, plant and equipment was $6,640 and $5,473 for the three months ended June 30, 2025 and 2024, respectively and $12,548 and 10,554 for the six months ended June 30, 2025 and 2024, respectively. Depletion expense for gas mineral rights was $91 for both the three months ended June 30, 2025 and 2024, and $182 for both the six months ended June 30, 2025 and 2024.

Construction work in progress consists of RNG and REG capital expenditures on developmental projects and improvements to existing sites. Projects, on average, last between 18 to 36 months, and when completed for their intended use, costs are placed in service and begin depreciating

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	230	230
Total intangible assets with indefinite lives:	$230	$230
Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $4,969 and $4,593	$14,301	$14,614
Customer contracts, net of accumulated amortization of $17,628 and $17,476	5,556	3,209
Total intangible assets with finite lives:	$19,857	$17,823
Total Goodwill and Intangible assets	$20,147	$18,113

As of June 30, 2025, the weighted average remaining useful lives for both customer contracts and interconnections were 13 years. Amortization expense was $280 and $246 for the three months ended June 30, 2025 and 2024, respectively and $528 and $490 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

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

The following table summarizes the activity associated with asset retirement obligations of the Company as of June 30, 2025 and December 31, 2024:

	Six Months Ended June 30,	Year Ended December 31,
	2025	2024
Asset retirement obligations—beginning of period	$6,338	$5,900
Accretion expense	239	445
New asset retirement obligation	137	—
Changes in estimate	—	218
Liabilities associated with properties sold	—	(225)
Asset retirement obligations—end of period	$6,714	$6,338

NOTE 10 – DERIVATIVE INSTRUMENTS

To mitigate market risk associated with fluctuations in interest rates, the Company utilizes swap contracts under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the Company had the following cash gains/losses and non-cash gains/losses in the Consolidated Statements of Operations the three and six months ended June 30, 2025 and 2024:

		Three Months Ended June 30,
Derivative Instrument	Location	2025	2024
Interest rate swaps	Interest expense	(126)	(64)
Net loss		$(126)	$(64)

		Six Months Ended June 30,
Derivative Instrument	Location	2025	2024
Interest rate swaps	Interest expense	$(341)	$26
Net (loss) gain		$(341)	$26

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of June 30, 2025 and December 31, 2024, set forth by level, within the fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$428	$—	$428
Asset retirement obligations	—	—	(6,714)	(6,714)
Pico earn-out liability	—	—	(3,766)	(3,766)
	$—	$428	$(10,480)	$(10,052)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$769	$—	$769
Asset retirement obligations	—	—	(6,338)	(6,338)
Pico earn-out liability	—	—	(3,406)	(3,406)
	$—	$769	$(9,744)	$(8,975)

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

A summary of changes in the fair value of the Company’s Level 3 instrument, attributable to asset retirement obligations, for the six months ended June 30, 2025 and the year ended December 31, 2024 is included in Note 9. The Company’s earn-out fair value liability at its Idaho agricultural digester site is determined by calculating the estimated present value of the future obligation. The present value is assessed quarterly and is based on macro-economic factors such as inflation and risk free US Treasury rates. Company specific estimates utilized include current and future interest rates, digester inlet gas flow and projected EBITDA. The undiscounted maximum payout of the earn-out ranges between 5% and 20% of EBITDA based on average inlet gas production ranging from 641 standard cubic feet per minute ("scfm") to greater than 944 scfm for each semiannual period in the remaining term, as defined in the underlying agreement. The contractual term ends in 2038. The earn-out is classified as a Level 3 financial instrument and changes in the balance are recorded in Accrued liabilities and Other liabilities within the Consolidated Balance Sheets and in Royalties, transportation, gathering and production fuel within the Consolidated Statements of Operations. Interest rate swap derivatives are classified as Level 2 financial instruments and are valued utilizing Secured Overnight Financing Rates. In addition, certain assets are measured at fair value on a non-recurring basis when an indicator of impairment is identified and the assets’ fair values are determined to be less than its carrying value. See Note 3 for additional information.

There were no transfer of assets or liabilities between Levels 1, 2 or 3 of the fair value hierarchy as of June 30, 2025 and December 31, 2024.

NOTE 12 – ACCRUED LIABILITIES

The Company’s accrued liabilities consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accrued expenses	$5,401	$2,701
Payroll and related benefits	3,465	3,401
Royalty	3,096	1,266
Utility	1,480	1,655
Accrued interest	327	962
Other	109	84
Accrued liabilities	$13,878	$10,069

NOTE 13 – DEBT

The Company’s debt consists of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Term loan	$50,000	$56,000
Revolver	20,000	—
Less: current principal maturities	(12,000)	(12,000)
Less: debt issuance costs (on long-term debt)	(166)	(237)
Long-term debt	$57,834	$43,763
Current portion of long-term debt	11,857	11,853
Total debt	$69,691	$55,616

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

On January 4, 2021, the Company, Montauk Holdings Limited (“MNK”) and Montauk Holdings USA, LLC (a direct wholly-owned subsidiary of MNK at the time, “Montauk USA”) entered into a series of transactions, including an equity exchange and a distribution collectively referred to as the “Reorganization Transactions”, that resulted in the Company owning all of the assets and entities (other than Montauk USA) previously owned by Montauk USA. In connection with the completion of the Reorganization Transactions and the IPO, the Company entered into the third amendment to the Credit Agreement (the “Third Amendment”). This amendment permitted the change of control provisions, as defined in the underlying agreement, to permit the Reorganization Transactions and the IPO to be completed.

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

The Company accounted for the Fourth amendment as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense in the amount of $99 and $90 for the three months ended June 30, 2025 and 2024, respectively and $195 and $180 for the six months ended, June 30, 2025 and 2024, respectively, was recorded in interest expense in the Consolidated Statement of Operations. Unamortized debt issuance cost on the revolver was $359 and $479 as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, $50,000 and $20,000 was outstanding under the term loan and revolver, respectively. In addition, the Company had $2,571 of outstanding letters of credit as of June 30, 2025. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of June 30, 2025, the Company’s capacity available for borrowing under the revolving credit facility was $97,429. Borrowings of the term loan and revolving credit facility bear interest at the Secured Overnight Financing Rate plus an applicable margin. Interest rates as of June 30, 2025 and December 31, 2024 were 5.70% and 6.01%, respectively.

As of June 30, 2025, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

NOTE 14 – INCOME TAXES

The Company’s provision for income taxes in interim periods is typically computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. For the three and six months ended June 30, 2025, the Company utilized an estimated effective tax rate.

	Three Months Ended June 30,
	2025	2024
Expense provision for income taxes	$1,876	$344
Effective tax rate	(52%)	(93%)

	Six Months Ended June 30,
	2025	2024
Expense provision for income taxes	$1,559	$757
Effective tax rate	(35%)	40%

The effective tax rate of (52%) for the three months ended June 30, 2025 was higher than the rate for the three months ended
June 30, 2024 of (93%) primarily due to discrete events related to the vesting of restricted grants on stock compensation as compared to the year to date pre-tax book income. Under the Inflation Reduction Act of 2022, and in connection with the 2024 finalization of energy property definition clarifications, the Company finalized its 2024 estimate and included within its provision for income taxes approximately $826 under IRC code section 48 investment tax credits for certain qualifying property as of June 30, 2025.

The effective tax rate of (35%) for the six months ended June 30, 2025 was lower than the rate for the six months ended June 30, 2024 of 40% primarily due to discrete events related to the vesting of restricted grants on stock compensation offset by tax benefits related to Section 48 investment tax credit, as compared to the year-to-date pre-tax book loss.

Income tax expense for the three and six months ended June 30, 2025 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustment for production tax credits.

On July 4, 2025, the H.R. 1, the “One Big Beautiful Bill Act” (the “Tax Reconciliation Act”) was signed into law. The Company continues to review and evaluate the impacts of the Tax Reconciliation Act and will include the changes from this law in the period enacted. As part of the Company’s ongoing review, the Company notes that the Tax Reconciliation Act extends code section 45 related to the Production Tax Credit which was scheduled to sunset after 2027. The Company recorded $2,382 in production tax credits during 2024. As part of the Tax Cuts and Jobs Act, the Company utilized bonus depreciation of 40% for qualifying assets placed into service during the period ended June 30, 2025. The Tax Reconciliation Act includes amendments to bonus depreciation rules implementing bonus depreciation of 100% for qualifying assets placed into service effective beginning January 19, 2025. The Company will also review the applicability of new tax attribute stack ability and other amendments to energy tax credits enacted under the Inflation Reduction Act of 2022. Refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional income tax information.

NOTE 15 – SHARE-BASED COMPENSATION

The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified stock options, restricted stock units and restricted share awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted share awards, the officers of the Company made elections under Section

83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports restricted shares and restricted stock units when vested and in the case of options, when such awards are settled in the Company’s common stock. Stock compensation expense related to these awards was $270 and $345 for the three months ended June 30, 2025 and 2024, respectively and $467 and $702 for the six months ended June 30, 2025 and June 30, 2024, respectively.

In connection with a May 2021 asset acquisition, 1,250,000 restricted share awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with such acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and to be only subjected to time-based vesting requirements over a five-year period. The awards were revalued at $15,500. Stock compensation expense related to these awards was $1,442 and $1,097 for the three months ended June 30, 2025 and 2024, respectively and $1,863 and $2,324 for the six months ended June 30, 2025 and June 30, 2024 respectively. During the second quarter of 2025, the Company recognized $1,550 of noncash stock compensation expense within General and administrative expense related to the acceleration of previously unrecognized stock compensation expense related to an employee termination. As of June 30, 2025, there is no remaining unrecognized MRI EICP compensation expense for these awards.

In 2023, the board of directors of the Company approved the grant of non-qualified stock options to the executive officers of the Company, which vest ratably over a period of three to five years. Stock compensation expense related to these awards was $656 for both the three months ended June 30, 2025 and June 30, 2024, and $1,313 for both the six months ended June 30, 2025, and June 30, 2024.

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

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as of June 30, 2025 and 2024, respectively:

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2024	626,108	$11.93	170,000	$7.63	2,325,000	$7.04
Beginning of period - January 1, 2025	626,108	$11.93	170,000	$7.63	2,325,000	$7.04
Granted	—	—	—	—	—	—
Vested	(570,797)	11.98	—	—	—	—
Forfeited	—	—	—	—	—	—
End of period - Balance at June 30, 2025	55,311	$11.38	170,000	$7.63	2,325,000	$7.04

End of period - December 31, 2023	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Beginning of period - January 1, 2024	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Granted	—	—	10,000	6.48	—	—
Vested	(285,398)	11.98	—	—	—	—
Forfeited	—	—	—	—	—	—
End of period - June 30, 2024	1,353,280	$11.89	160,000	$9.87	2,325,000	$7.04

As of June 30, 2025 no vested options have been exercised. Unrecognized MRI EICP compensation expense for awards the Company expects to vest as of June 30, 2025 was $4,900 and will be recognized over approximately 3.25 years.

NOTE 16 – DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $249 and $191 for the three months ended June 30, 2025 and 2024, respectively, and $494 and $412 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

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

As of June 30, 2025, we consolidated MNK’s current assets ($90) and long-term liabilities ($27).

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

NOTE 18 – SEGMENT INFORMATION

The Company’s reportable operating segments for the three and six months June 30, 2025 and 2024 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity plants. The Corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s consolidated financial statements, and though not denoted as an operating segment, significant expenses are noted within the segment. The following tables are consistent with the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), evaluates the performance of each segment and allocates the Company's resources. The CODM evaluates the performance of the segments based on segment operating income (loss). The Company maintains discrete financial information for its operating sites, which meet the definition of an operating segment, but are aggregated into reportable segments based on the type of commodity produced. Total Assets and Capital expenditures by segment are also provided within the tables below. “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	Three Months Ended June 30, 2025
	RNG	REG	Corporate	Total
Total operating revenue	$40,829	$4,298	$-	$45,127

Less (1)
Payroll and related expenses	2,451	675	6,296	9,422
Wellfield operating and maintenance	1,762	853	-	2,615
Plant expense	710	376	-	1,086
Waste disposal	584	27	-	611
Preventative maintenance	5,734	1,913	-	7,647
Breakdown expenses	547	343	-	890
Utility expense	3,934	80	-	4,014
Insurance	-	-	1,186	1,186
Professional and IT fees	-	-	977	977
Royalties, transportation, gathering and production fuel	8,668	500	-	9,168
Depreciation, depletion and amortization	5,631	1,328	70	7,029
Impairment	347	30	-	377
Other operating expenses (2), (3)	1,233	521	706	2,460
Total operating expenses	$31,601	$6,646	$9,235	$47,482

Operating income (loss)	$9,228	$(2,348)	$(9,235)	$(2,355)
Interest expense	-	-	1,216	1,216
Other expense (income)	1	29	10	40
Income (loss) before income taxes	$9,227	$(2,377)	$(10,461)	$(3,611)

Total assets	$203,615	$135,809	$43,068	$382,492
Capital expenditures	10,362	23,166	138	33,666

(1) Significant expenses regularly provided to the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of other operating expenses for Corporate are office expenses, board of director and corporate filing fees.

	Three Months Ended June 30, 2024
	RNG	REG	Corporate	Total
Total operating revenue	$38,838	$4,500	$-	$43,338

Less (1)
Payroll and related expenses	2,097	509	5,561	8,167
Wellfield operating and maintenance	1,313	979	-	2,292
Plant expense	544	233	-	777
Waste disposal	622	6	-	628
Preventative maintenance	3,583	2,397	-	5,980
Breakdown expenses	768	79	-	847
Utility expense	3,781	62	-	3,843
Insurance	-	-	1,392	1,392
Professional and IT fees	-	-	991	991
Royalties, transportation, gathering and production fuel	8,569	508	-	9,077
Depreciation, depletion and amortization	4,530	1,244	49	5,823
Impairment	171	-	-	171
Other operating expenses (2), (3)	1,146	452	884	2,482
Total operating expenses	$27,124	$6,469	$8,877	$42,470

Operating income (loss)	$11,714	$(1,969)	$(8,877)	$868
Interest expense	-	1	1,285	1,286
Other expense (income)	23	(8)	(65)	(50)
Income (loss) before income taxes	$11,691	$(1,962)	$(10,097)	$(368)

Total assets	$182,387	$98,219	$81,366	$361,972
Capital expenditures	6,241	12,315	221	18,777

(1) Significant expenses regularly provided to the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of other operating expenses for Corporate are office expenses, board of director and corporate filing fees.

	Six Months Ended June 30, 2025
	RNG	REG	Corporate	Total
Total operating revenue	$79,280	$8,450	$—	$87,730

Less (1)
Payroll and related expenses	4,861	1,358	11,454	17,673
Wellfield operating and maintenance	3,416	1,569	-	4,985
Plant expense	1,329	702	-	2,031
Waste disposal	1,153	41	-	1,194
Preventative maintenance	9,284	2,521	-	11,805
Breakdown expenses	992	791	-	1,783
Utility expense	7,860	194	-	8,054
Insurance	-	-	2,517	2,517
Professional and IT fees	-	-	2,337	2,337
Royalties, transportation, gathering and production fuel	15,783	956	-	16,739
Depreciation, depletion and amortization	10,531	2,639	123	13,293
Impairment	2,340	84	-	2,424
Other operating expenses (2), (3)	2,134	964	1,743	4,841
Total operating expenses	$59,683	$11,819	$18,174	$89,676

Operating income (loss)	$19,597	$(3,369)	$(18,174)	$(1,946)
Interest expense	-	-	2,459	2,459
Other expense (income)	9	37	(59)	(13)
Income (loss) before income taxes	$19,588	$(3,406)	$(20,574)	$(4,392)

Total assets	$203,615	$135,809	$43,068	$382,492
Capital expenditures	17,930	27,149	219	45,298

(1) Significant expenses regularly provided to the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of other operating expenses for Corporate are office expenses, board of director and corporate filing fees.

	Six Months Ended June 30, 2024
	RNG	REG	Corporate	Total
Total operating revenue	$72,825	$9,300	$—	$82,125

Less (1)
Payroll and related expenses	4,266	1,112	11,434	16,812
Wellfield operating and maintenance	2,361	1,550	-	3,911
Plant expense	1,038	540	-	1,578
Waste disposal	1,050	19	-	1,069
Preventative maintenance	6,311	2,853	-	9,164
Breakdown expenses	1,063	160	-	1,223
Utility expense	7,723	124	-	7,847
Insurance	-	-	2,924	2,924
Professional and IT fees	-	-	2,272	2,272
Royalties, transportation, gathering and production fuel	14,564	1,029	-	15,593
Depreciation, depletion and amortization	8,605	2,541	111	11,257
Impairment	387	312	-	699
Other operating expenses (2), (3)	2,162	652	1,726	4,540
Total operating expenses	$49,530	$10,892	$18,467	$78,889

Operating income (loss)	$23,295	$(1,592)	$(18,467)	$3,236
Interest expense	-	1	2,450	2,451
Other expense (income)	45	(1,019)	(136)	(1,110)
Income (loss) before income taxes	$23,250	$(574)	$(20,781)	$1,895

Total assets	$182,387	$98,219	$81,366	$361,972
Capital expenditures	15,282	25,141	341	40,764

(1) Significant expenses regularly provided to the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of other operating expenses for Corporate are office expenses, board of director and corporate filing fees.

For the three months ended June 30, 2025 and 2024, three and two customers, respectively, made up greater than 10% of total revenues.

	Three Months Ended June 30, 2025
	RNG	REG	Corporate	Total

Customer A	20.2%	—	—	20.2%
Customer B	10.7%	—	—	10.7%
Customer C	10.3%	—	—	10.3%

	Three Months Ended June 30, 2024
	RNG	REG	Corporate	Total
Customer A	28.9%	—	—	28.9%
Customer B	25.1%	—	—	25.1%

For both the six months ended June 30, 2025 and 2024, four customers made up greater than 10% of total revenues.

	Six Months Ended June 30, 2025
	RNG	REG	Corporate	Total
Customer A	11.8%	—	—	11.8%
Customer B	11.8%	—	—	11.8%
Customer C	11.3%	—	—	11.3%
Customer D	10.1%	—	—	10.1%

	Six Months Ended June 30, 2024
	RNG	REG	Corporate	Total
Customer A	23.0%	—	—	23.0%
Customer B	19.3%	—	—	19.3%
Customer C	15.2%	—	—	15.2%
Customer D	—%	10.2%	—	10.2%

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

Supplemental information related to operating lease arrangements was as follows:

	Three Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$646	$178
Weighted average remaining lease term (in years)	3.72	5.45
Weighted average discount rate	5.00%-6.00%	5.00%

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,328	$331
Weighted average remaining lease term (in years)	3.72	5.45
Weighted average discount rate	5.00%-6.00%	5.00%

Future minimum operating lease payments are as follows:

Year Ending
2025	$1,315
2026	2,501
2027	583
2028	594
2029	606
Thereafter	2,108
Imputed interest	(956)
Total	$6,751

Supplemental information related to finance lease arrangements was as follows:

	Three Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of financing lease liabilities	$21	$13
Weighted average remaining lease term (in years)	2.50	2.54
Weighted average discount rate	5.00%-6.00%	5.00%

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of financing lease liabilities	$42	$32
Weighted average remaining lease term (in years)	2.50	2.54
Weighted average discount rate	5.00%-6.00%	5.00%

Future minimum finance lease payments are as follows:

Year Ending
2025	$37
2026	32
2027	1
2028	1
2029	1
Thereafter	9
Imputed interest	(5)
Total	$76

NOTE 20 – (LOSS) INCOME PER SHARE

Basic and diluted (loss) income per share was computed using the following common share data for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,
	2025	2024
Net loss	$(5,487)	$(712)
Basic weighted-average shares outstanding	143,035,626	142,069,697
Dilutive effect of share-based awards	—	—
Diluted weighted-average shares outstanding	143,035,626	142,069,697
Basic loss per share	$(0.04)	$(0.01)
Diluted loss per share	$(0.04)	$(0.01)

	Six Months Ended June 30,
	2025	2024
Net (loss) income	$(5,951)	$1,138
Basic weighted-average shares outstanding	142,874,606	142,027,943
Dilutive effect of share-based awards	—	224,142
Diluted weighted-average shares outstanding	142,874,606	142,252,085
Basic (loss) income per share	$(0.04)	$0.01
Diluted (loss) income per share	$(0.04)	$0.01

As a result of incurring a net loss for the three months ended June 2025 and June 30, 2024, and the six months ended June 30, 2025, potential common shares of 59,145, 207,501 and 65,556, respectively, were excluded from diluted loss per share because the effect would have been antidilutive.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

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

Litigation Contingencies

The Company, from time to time, may be involved in litigation. At June 30, 2025, Management does not believe there are any matters outstanding that would have a material adverse effect on the Company’s financial position or results of operations.

NOTE 22 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2025 condensed consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements, except for the matter discussed below. Refer to Note 14 – Income Taxes related to the Company’s review of the income tax impacts related to the passage of the Tax Reconciliation Act on July 4, 2025.

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

Recent Developments

RINs Generated but Unsold

Our profitability is highly dependent on the market price of Environmental Attributes, including the market price for RINs. As we self-market a significant portion of our RINs, a decision not to commit to transfer available RINs during a period will impact our revenue and operating profit. The impact of EPA actions associated with implementation of BRRR K2 separation and the extension of the 2024 RIN compliance period has temporarily impacted the commitment timing of the Company. We had approximately 3,009 RINs generated but unseparated at June 30, 2025 which reduced the amount of RINs available for sale as of June 30, 2025. We expect this timing between RINs generated but unseparated and RINs available for sale to only impact 2025 which is the year BRRR became effective. We had approximately 108 RINs in inventory from 2025 RNG production as of June 30, 2025. These RINs were transferred in July under a commitment entered into in June 2025 at a price of $2.42. The average D3 RIN index price for the second quarter of 2025 was approximately $2.36. The following table summarizes select historical data related to RINs generated, RINs sold, and RINs generated but unsold. As we self-market a significant portion of our RINs and as the RFS is based on annual compliance, any strategic decision to not monetize available RINs in a quarter could impact the timing of operating revenues recognized during a fiscal year. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments. The timing of RIN transfers can vary year over year and by period within a year and is contingent on various factors including, but not limited to: (a) the Company’s expectations on RIN index price, (b) operational needs of the Company, (c) obligated parties purchase needs, or (d) the type of customer among other matters.

Calendar Quarter	RINs Available for Sale	RINs Sold	RINs sold as % of RINs Available	RINs Available but Unsold	RINs Unsold as % of RINs Available
2023 Third Quarter	14,514	13,750	94.7%	764	5.3%
2023 Fourth Quarter	10,904	10,796	99.0%	108	1.0%
2024 First Quarter	11,240	7,889	70.2%	3,351	29.8%
2024 Second Quarter	14,707	10,000	68.0%	4,707	32.0%
2024 Third Quarter	15,895	15,750	99.1%	145	0.9%
2024 Fourth Quarter	9,822	3,000	30.5%	6,822	69.5%
2025 First Quarter	13,801	9,885	71.6%	3,916	28.4%
2025 Second Quarter	11,158	11,050	99.0%	108	1.0%

Capital Development Summary

The following summarizes our ongoing development growth plans expected capacity contribution, anticipated commencement of operations, and capital expenditure estimate, respectively excluding the Montauk Ag Renewables Development Project:

Development Opportunity	Estimated Capacity Contribution (MMBtu/day)	Anticipated Commencement Date	Estimated Capital Expenditure
Second Apex RNG Facility	2,100	June 2025	$30,000-$40,000
Blue Granite RNG Facility	900	Delayed	TBD
Bowerman RNG Facility	3,600	2027	$85,000-$95,000
European Energy Facilities	N/A	2027	$65,000-$75,000
Tulsa RNG Facility	1,500	2027	$25,000-$35,000

Second Apex RNG Facility

In June 2025, we successfully completed the construction and commissioning of a second RNG processing facility at the Apex landfill. The construction of a second facility under our existing fuel supply agreement was triggered by biogas feedstock volumes exceeding production capabilities discussions with the landfill host, and the host's waste intake forecasted projections. As the landfill host increases waste intake, we believe the additional 2,100 MMBtu per day of production capacity will enable us to process the forecasted increase in biogas feedstock volumes. We continue to expect there will be a period where we have excess availability capacity after the second facility is commissioned while the landfill host increases their waste intake. We continue to collaborate with the landfill host to mitigate impacts from wellfield extraction factors which could impact capacity utilization.

Blue Granite RNG Project

In the first quarter of 2025, we received notice from the utility that it will no longer accept RNG into its distribution system, which was in opposition of the letter of intent that was issued when we were awarded the gas rights to the site. As a result, we impaired the capital associated with the early design of RNG equipment. We continue to review various alternatives related to interconnection opportunities as part of our considerations for offtake options with the understanding those alternatives may differ from initial development project assumptions, including physical and virtual and fixed interconnections. We are also reviewing alternatives for this site around producing energy other than RNG. We have paused further capital expenditures related to this site while we consider all alternatives and continue discussions with the landfill host.

Bowerman RNG Project

In 2023, we announced a planned development of a renewable natural gas landfill project in Irvine, CA at the Frank R. Bowerman Landfill to process the large and growing volumes of biogas in excess of the existing capacity of the REG facility. We expect facility commissioning in 2027 and expect the capital investment to range between $85,000 - $95,000. As part of the agreement to develop the RNG plant, we agreed to work with the landfill host on the landfill's management of its wellfield and flare facility permit requirements and this work remains ongoing. The project is anticipated to have production nameplate capacity of approximately 3,600 MMBtu per day, assuming currently forecasted biogas feedstock volumes projected to be available from the host landfill at the time of commissioning. We continue to incur capital expenditures for this project.

Carbon Dioxide Beneficial Use Opportunity

In 2024, we signed a contract for the delivery of 140 tons per year of biogenic carbon dioxide (“CO2”). We intend to capture, clean and liquefy CO2 at select Texas facilities, at which point it will be transported to EE North America (“EENA”), a Texas-based e-methanol facility. The delivery term is expected to last at least 15 years with first delivery expected to begin in 2027. During the period prior to commissioning, we have been recognizing an exclusivity fee related to the minimum tons of CO2. The annual price per ton under the contract is adjusted annually by the U.S. consumer price index. The agreement with EENA includes a 50% sharing component of any available tax attributes generated by us under code section 45Q, Carbon dioxide sequestration credit, in the Inflation Reduction Act, as applicable. There are other revenue sharing components under the agreement to the extent we are able to produce CO2 prior to EENA accepting delivery. Excluding any estimate of tax attributes and including a U.S. consumer price index range between 2.5 – 3.0% annually, we estimate that the total revenues under this 15 year term to annually provide a minimum of 140 tons of CO2 will range between $170,000 – $201,000 in total. We have completed the initial site surveys related to location of the CO2 processing equipment, evaluated equipment suppliers, and started engineering design. We continue to target a commissioning start in 2027 and began incurring capital expenditures for long lead items and design engineering in the second quarter of 2025.

Tulsa REG Conversion to RNG

In 2025, we announced the conversion of our Tulsa, Oklahoma Renewable Electric Generation facility to RNG project. The project will offer a variable inlet capacity providing production capacity of approximately 1,500 MMBtu per day and designed to beneficially process all of the available inlet gas feedstock from its landfill host. We expect to target a commissioning start in 2027 and began incurring capital expenditures for long lead items in the second quarter of 2025.

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

With the change in REC generation passed by the state of North Carolina in 2024, we are in various other negotiations with other utility users to provide swine RECs from our expected first phase production of MWh. We expect our annual REC capacity to be approximately 120 RECs, of which the Duke REC agreement is for 47 RECs. In addition to our Duke REC agreement, in July 2025, we executed a power purchase agreement (“PPA”) for the expected power to be produced from the first phase of electric production. The term of this PPA begins once we commission the facility and is for 10 years covering 100% of the electricity produced. The PPA price is based on set tariffs and considers various impacts including but not limited to, demand, season and time of day, and we believe the average price considering these factors of $48/MWh is in line with various Southeast U.S. power markets ranging from $40 - $60/MWh.

We continue to optimize the collection and transportation of swine feedstock from the collection farms to the centralized process location, including the removal of low energy content liquid waste. Such efforts include the pelletization of collected waste, and the incorporation of additional upstream processes using screw-press and centrifuge technologies.Our feedstock collection and transportation optimization efforts are expected to have an impact on both the number of farms serviced as well as the associated equipment and operating costs.

Given this ongoing optimization endeavor, we are increasing the range of capital investment required for the first phase to $180,000 - $220,000. This revised estimate of the total project, to the extent impacting 2025, is included in our 2025 development capital expenditures range.

We continue to develop the opportunities with Montauk Ag Renewables and can give no assurances that our plans related to this acquisition will meet our expectations. Utility interconnection, both inbound to and outbound from our centralized Turkey, NC processing facility is dependent on factors outside of our control. Regulatory development and offtake negotiations could delay our ability to fully optimize or meet the timing expectations related to revenue producing activities. Our current construction timeline and costs are subject to delays or costs increases, respectively. We continue to design and plan for the development of the Turkey, NC facility to be used for commercial production. We expect the Magnolia, NC location to be used for various feedstock processing needs. Based on our current development timeline expectations, we expect to commence significant revenue generating activities in 2026. We intend to contract with additional farms to secure feedstock sources for future production processes. We expect the Montauk Ag Renewables project to generate tax attributes once placed into service consisting of a mix of investment tax, production tax, or accelerated depreciation. We are reviewing the Tax Reconciliation Act passed in July 2025 to determine what, if any, impacts there are to these expectations.

Waste-stream Biogas Recovery

In 2024, we announced a collaboration with Emvolon to transform methane emissions from waste stream biogas into high-value carbon negative fuel. The initial pilot project at our Atascocita facility in Houston, TX has exceeded its anticipated results. Following a successful field demonstration project, together with Emvolon, we plan to deploy a portfolio of biogas-based sites with an aggregate annual production capacity of up to 50 metric tons of green methanol by 2030. We do not expect short term financial benefits from this joint development venture nor a disruption to our operations.

GreenWave Joint Venture

In the first quarter of 2025, we, through our wholly-owned subsidiary Pesta Energy, LLC, entered into an agreement with Pioneer Renewables Energy Marketing, LLC to form a joint venture, GreenWave Energy Partners, LLC (“Greenwave”). The primary goal of the joint venture is to help address the limited capacity of RNG utilization for transportation by offering third party RNG volumes access to exclusive unique and proprietary transportation pathways. We expect to act as the RIN separator for the joint venture and expect to receive separated RINs as distributions from the joint venture. Our capital investment in the joint venture is estimated to be up to approximately $4,500 subject to various and certain requirements as defined in the underlying agreements.

Income Tax and Tax Attributes

On July 4, 2025, the Tax Reconciliation Act was signed into law. The legislation includes significant tax and spending policies, extends or enhances various components of the Tax Cuts and Jobs Act, and made various changes to tax credits included in the Inflation Reduction Act. Refer to Note 14 – Income Taxes for more information on our review of the Tax Reconciliation Act.

Included within our 2025 second quarter tax provision, we recorded approximately $826 in tax benefits related to IRC code section 48 investment tax credits under the Inflation Reduction Act for certain qualifying property resulting from our 2024 Pico digestion expansion project. We recorded this tax benefit during the 2025 second quarter but have been working through the tax benefit calculation since the project was placed into service and as we assessed the IRS rulemaking. Our project study was completed during the second quarter of 2025 sufficient for us to record the benefit.

Based on our Pico digestion expansion project experience, for other large and qualifying projects we believe that 50 – 75% of project capital will qualify for IRC code section 48 investment tax credits and, depending on a variety of factors for projects started within various safe harbor guidelines, the tax benefits could be up to 30%. For qualifying projects which do not meet the various safe harbor guidelines, we expect the tax benefits to range between 6 – 12% for qualifying assets. Having placed our Second Apex RNG Facility into service in June 2025, we expect to generate tax attribute benefits in our 2025 tax year and expect to include these benefits in our annual tax provision calculations as of December 31, 2025. Based upon the midpoint of the Second Apex RNG facility capital range of $35,000, approximately 50% of the project capital qualifying, and with safe harbor guidelines not being met, we currently estimate IRC code section 48 investment tax credits could range between $1,050 - $2,100.

As it relates to our previously announced capital expectations for our Montauk Ag Renewables development, we similarly estimate IRC code section 48 investment tax credits could range between $4,500 - $9,000. As we currently expect revenue producing activities to begin in 2026, we expect Montauk Ag Renewables tax attributes to be included in our annual 2026 tax provision calculations. However, we have not commenced any reviews for our Montauk Ag Renewables development.

We continue to review the impacts of the Tax Reconciliation Act on our expectations of IRC code section 48 investment tax credits under the Inflation Reduction Act, but we do not currently expect to transfer, as applicable, any tax attributes generated. As our reviews on the Tax Reconciliation Act are ongoing, we provide no assurances that the timing and range of tax attributes will meet our expectations.

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

Regulatory, Environmental and Social Trends

Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. On July 12, 2023, the EPA issued final rules in the Federal Register for the RFS volume requirements for 2023-2025. Final volumes for cellulosic biofuel were set at 838, 1,090 and 1,376 RINs for the three years 2023, 2024 and 2025, respectively. The final rule also included significant changes to the existing RFS program, referred to as BRRR, that will require the RNG industry to modify how all RINs are generated. On January 1, 2025, all RFS participants must comply with BRRR provisions. We have registered all of our facilities under the BRRR provisions and have obtained Q-RIN status for RIN generation starting January 1, 2025. Under the BRRR provisions, the EPA finalized a limitation that biogas from one facility has a single use under the RFS as proposed (i.e., biointermediate, RNG or CNG/LNG via biogas closed distribution system). The EPA clarified that this does not preclude non-RFS uses at same facility.

On June 13, 2025, the EPA released both the Partial Waiver of the 2024 Cellulosic Biofuel Volume Requirement (Final Rule) and RFS Standards for 2026 and 2027, Partial Waiver of 2025 Cellulosic Biofuel Volume Requirement, and Other Changes (Proposed Rule). The final 2024 cellulosic biofuel volume requirement was reduced from 1,090 to 1,010 million D3 RINs. This reduction was based on actual volumes of D3 RINs generated in 2024. In addition, the EPA is making Cellulosic Waiver Credits ("CWCs") available for 2024 as an additional compliance flexibility for obligated parties.

In the EPA’s proposed rule released on June 13, 2025, the cellulosic biofuel volumes for 2025 were proposed to be reduced from 1,376 to 1,190 RINs and make CWCs available for 2025. The proposed cellulosic biofuel volume requirements for 2026 and 2027 are 1,300 and 1,360 D3 RINs, respectively. These volumes are less than the EPA had previously finalized for 2025 and are based on their belief that cellulosic RIN generation from biogas-derived CNG/LNG during 2026-2030 will be constrained by the total usage capacity of CNG/LNG as transportation fuel. These proposed rules are subject to comment periods prior to finalization.

In December 2023, CARB released the formal proposal for new LCFS rules. The proposed rules will increase the stringency of CI reduction targets from 20% to 30% in 2030 and 90% by 2045. This reduction would have the potential impact of reducing the number of net credits in the program. CARB approved these new rules in November 2024, however in February 2025, the California Office of Administrative Law disapproved the changes because the regulations were not written in a way that persons directly affected by them could easily understand. CARB believes this disapproval to be routine and indicated its intention to resubmit the rules, which it has until June 2025 to do. CARB submitted a third notice of proposed regulations for amendments on April 11, 2025. On July 1, 2025, CARB’s amended LCFS rules officially took effect setting the aggressive carbon intensity reduction targets listed above. The industry may see gradual increases in LCFS credit prices over the next year. The rules also phase out avoided methane crediting for dairy and swine manure pathways by 2040 for CNG usage and through 2045 for RNG used to produce hydrogen. The RNG deliverability/book and claim provisions for out-of-region projects are eliminated for all projects that break ground after 2030. These projects will be required to demonstrate physical deliverability requirements beginning in 2041. Changes to the LCFS program require annual verification of the CI score assigned to a project. Annual verification could significantly affect the profitability of a project, particularly in the case of a livestock farm project. In June 2025, California lawmakers introduced California Senate Bill SB-237, which includes a potential cap on LCFS credit prices of approximately $75/ton.

On March 15, 2025, the Full-Year Continuing Appropriations and Extensions Act, 2025 was signed into law. In May 2025 we were informed that the law eliminated the United States Department of Agriculture Advanced Biofuel Payment Program. We received approximately $200 annually since 2021 under this program.

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

•
Renewable Natural Gas Revenues: We record revenues from the production and sale of RNG and the generation and sale of the Environmental Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take counterparties as consideration for such counterparties using the RNG as a transportation fuel. We had certain pathway provider sharing arrangements expiring throughout 2024 and in 2025. While we have not yet experienced a significant increase in Environmental Attributes shared with pathway providers in our renewals, our most recent pathway renewals have been at higher percentages than our historical percentages. We have entered into pathway renewals beginning in the third quarter of 2025 for certain volumes at percentages consistent with our historical percentages. Historically, we have monetized less than 25% of our RNG volumes under these fixed-price agreements. We continue to have certain contracts coming for renewal throughout 2025 which we could renew under short-term fixed price contracts to provide time for mitigation of these recent market trends.
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
•
Related to our gas rights agreement with our landfill host at our Rumpke RNG location, in 2025, we began the process of the relocation of our existing Rumpke RNG facility. The timing of this project and requirement to relocate the facility coincides with the landfills filling practices to move into the existing area of our now current Rumpke RNG facility and is contractually obligated. We began to incur capital expenditures for long lead time equipment in the second quarter of 2025 and expect to target a commissioning in 2028. Depending on the timing of capital expenditures and potential other production capabilities based on market acceptance in addition to RNG production related to the full design, we estimate capital expenditures to range between $70,000 - $90,000. While we have incurred capital expenditures for this project, we don’t anticipate significant 2025 capital expenditures.
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

The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we only sell RINs in the calendar year they are generated. We have subsequently entered into commitments to transfer the majority of our RINs in inventory as of June 30, 2025. We believe the impacts of the EPA BRRR reform and the 2024 proposed partial waiver of the 2024 RVO have temporarily impacted 2025 RIN purchase activity of RFS obligated parties. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments.

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
•
General and Administrative Expenses: General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. From time to time, we may be parties to legal proceedings arising in the normal course of business which could increase our legal expenses. We continue to expect increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2025. We account for share-based compensation related to grants made through its equity and incentive compensation plan under FASB ASC 718. In April 2025, we accelerated the vesting of certain restricted share awards to non-executives which were unvested as of the first quarter of 2025 as a result of termination. We recognized $1,550 of one time non-cash stock compensation expense in April 2025 within general and administration expenses as a result of the termination which we do not anticipate will recur in the second half of 2025. For more information, see Note 15 to our unaudited condensed consolidated financial statements related to share-based compensation.
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

Comparison of Three Months Ended June 30, 2025 and 2024

The following table summarizes the key operating metrics described above, which are metrics we use to measure performance.

	For the three months ended June 30,			Change
	2025	2024	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$40,829	$38,838	$1,991	5.1%
Renewable Electricity Generation Total Revenues	$4,298	$4,500	$(202)	(4.5%)

RNG Metrics
CY RNG production volumes (MMBtu)	1,413	1,382	31	2.2%
Less: Current period RNG volumes under fixed/floor- price contracts	(549)	(330)	(219)	66.4%
Plus: Prior period RNG volumes dispensed in current period	336	384	(48)	(12.5%)
Less: Current period RNG production volumes not dispensed	(309)	(357)	48	(13.4%)
Total RNG volumes available for RIN generation (1)	891	1,079	(188)	(17.4%)

RIN Metrics
Current RIN generation ( x 11.6935) (2)	10,410	12,656	(2,246)	(17.7%)
Less: Counterparty share (RINs)	(1,641)	(1,300)	(341)	26.2%
Plus: Prior period RINs carried into current period	5,398	3,351	2,047	61.1%
Less: RINs generated but unseparated	(3,009)	—	(3,009)	0.0%
Less: CY RINs carried into next CY	—	—	—	0.0%
Total RINs available for sale (3)	11,158	14,707	(3,549)	(24.1%)
Less: RINs sold	(11,050)	(10,000)	(1,050)	10.5%
RIN Inventory	108	4,707	(4,599)	(97.7%)
RNG Inventory (volumes not dispensed for RINs) (4)	309	357	(48)	(13.4%)
Average Realized RIN price	$2.42	$3.12	$(0.70)	(22.4%)

Operating Expenses
Renewable Natural Gas Operating Expenses	$25,624	$22,471	$3,153	14.0%
Operating Expenses per MMBtu (actual)	$18.13	$16.26	$1.87	11.5%

REG Operating Expenses	$5,308	$5,225	$83	1.6%
$/MWh (actual)	$126.38	$116.11	$10.27	8.8%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	42	45	(3)	(6.7%)
Average Realized Price $/MWh (actual)	$102.33	$100.00	$2.33	2.3%

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
(4)
Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net loss for the periods set forth below:

	For the three months ended June 30,			Change
	2025	2024	Change	%
Total operating revenues	$45,127	$43,338	$1,789	4.1%
Operating expenses:
Operating and maintenance expenses	21,864	18,662	3,202	17.2%
General and administrative expenses	9,044	8,737	307	3.5%
Royalties, transportation, gathering and production fuel	9,168	9,077	91	1.0%
Depreciation, depletion and amortization	7,029	5,823	1,206	20.7%
Impairment loss	377	171	206	120.5%
Total operating expenses	47,482	42,470	5,012	11.8%
Operating (loss) income	$(2,355)	$868	$(3,223)	(371.3)%
Other expenses:	1,256	1,236	20	1.6%
(Loss) income before income taxes	(3,611)	(368)	(3,243)	881.3%
Income tax expense	1,876	344	1,532	445.3%
Net Loss	$(5,487)	$(712)	$(4,775)	670.6%

Revenues for the Three Months Ended June 30, 2025 and 2024

Total revenues in the second quarter of 2025 were $45,127, an increase of $1,789 (4.1%) compared to $43,338 in the second quarter of 2024. The increase is primarily related to timing of revenues recognized under a short-term fixed priced contract in the 2025 second quarter when compared to the amount of RINs available but unsold at June 30, 2024. Offsetting the increase was a decrease in realized RIN pricing of approximately 22.4% during the second quarter of 2025 compared to the second quarter of 2024 and a reduction in RINs available for sale resulting from the EPA BRRR reform.

Renewable Natural Gas Revenues

We produced 1,413 MMBtu of RNG during the second quarter of 2025, an increase of 31 MMBtu (2.2%) compared to 1,382 MMBtu produced in the second quarter of 2024. Our Rumpke facility produced 67 MMBtu more in the second quarter of 2025 compared to the second quarter of 2024 as a result of a previously disclosed reduced feedstock inlet and process equipment failures which occurred in the second quarter of 2024. Offsetting the increase was the fourth quarter of 2024 sale of our Southern facility which produced 22 MMBtu in the second quarter of 2024.

Revenues from the Renewable Natural Gas segment in the second quarter of 2025 were $40,829, an increase of $1,991 (5.1%) compared to $38,838 in the second quarter of 2024. Average commodity pricing for natural gas for the second quarter of 2025 was $3.44 per MMBtu, 82.0% higher than the second quarter of 2024. During the second quarter of 2025, we self-marketed 11,050 RINs, representing a 1,050 increase (10.5%) compared to 10,000 in the second quarter of 2024. Average pricing realized on RIN sales during the second quarter of 2025 was $2.42 as compared to $3.12 in the second quarter of 2024, a decrease of 22.4%. Average D3 RIN index price for the second quarter of 2025 was $2.36 compared to $3.20 in the second quarter of 2024, a decrease of approximately 26.1%. At June 30, 2025, we had approximately 309 MMBtu available for RIN generation, 3,009 RINs generated and unseparated, and 108 RINs generated and unsold. At June 30, 2024, we had approximately 357 MMBtu available for RIN generation and 4,707 RINs generated and unsold. There were no RINS generated and unseparated at June 30, 2024.

Renewable Electricity Generation Revenues

We produced approximately 42 MWh in Renewable Electricity in the second quarter of 2025, a decrease of 3 MWh (6.7%) from 45 MWh in the second quarter of 2024. Our Bowerman facility produced approximately 2 MWh less in the second quarter of 2025 compared to the second quarter of 2024. The decreased is primarily related to the timing of preventative engine maintenance that was completed in the second quarter of 2025.

Revenues from Renewable Electricity facilities in the second quarter of 2025 were $4,298, a decrease of $202 (4.5%) compared to $4,500 in the second quarter of 2024. The decrease was primarily driven by the decrease in our Bowerman facility production volumes.

In the second quarter of 2025, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 100.0% in the second quarter of 2024. This provides us with certainty of price resulting from our Renewable Electricity sites.

Expenses for the Three Months Ended June 30, 2025 and 2024

General and Administrative Expenses

Total general and administrative expenses in the second quarter of 2025 were $9,044, an increase of $307 (3.5%) compared to $8,737 for the second quarter of 2024. Employee related costs, including stock-based compensation costs were $6,099 in the second quarter of 2025, an increase of $733 (13.7%) compared to $5,366 in the second quarter of 2024. The increase in non-cash stock-based compensation costs is related to a one-time acceleration of $1,550 in the second quarter of 2025 due to the termination of an employee which we do not anticipate to recur in the second half of 2025. This compares to unrecognized stock-based compensation costs of $4,900 that will be recognized over approximately 3.25 years.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the second quarter of 2025 were $16,955, an increase of $3,052 (22.0%) as compared to $13,903 in the second quarter of 2024. Of the increase, we do not anticipate approximately $1,780 of non-linear discrete expenses will recur in the second half of 2025 as they relate primarily to annual preventative maintenance and gas processing maintenance. Our Apex facility operating and maintenance expenses increased approximately $786 primarily related timing of gas processing preventative maintenance. Our McCarty facility operating and maintenance expenses increased approximately $772 primarily related to the timing of maintenance related to gas processing equipment. Our Rumpke facility operating and maintenance expenses increased approximately $759 primarily related to preventative maintenance media changes and wellfield operational enhancements. Our Atascocita facility operating and maintenance expenses increased approximately $546 primarily related to the timing of maintenance related to gas processing equipment.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities for the second quarter of 2025 were $8,669, an increase of $101 (1.2%) compared to $8,568 in the second quarter of 2024. We recorded an increase to our Pico facility earnout of approximately 26.3% during the second quarter of 2025. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of RNG revenues to 21.2% for the second quarter of 2025 from 22.1% in the second quarter of 2024.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the second quarter of 2025 were $4,809, an increase of $92 (2.0%) compared to $4,717 in the second quarter of 2024. We do not anticipate approximately $1,399 of discrete expenses primarily associated with our Bowerman facility will recur in the second half of 2025 as they relate to non-linear annual preventative maintenance. The second quarter of 2025 increase was primarily driven by an increase in non-capitalizable costs at our Montauk Ag Renewables projects. Our Tulsa facility operating and maintenance expenses decreased approximately $188 primarily related to wellfield collection enhancements completed in the second quarter of 2024.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the second quarter of 2025 were $499, a decrease of $9 (1.8%) compared to $508 in the second quarter of 2024. Royalties, transportation, gathering and production fuel expenses increased as a percentage of Renewable Electricity revenues to 11.6% for the second quarter of 2025 from 11.3% in the second quarter of 2024.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the second quarter of 2025 were $9,168, an increase of $91 (1.0%) compared to $9,077 in the second quarter of 2024. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the second quarter of 2025 was $7,029, an increase of $1,206 (20.7%) compared to $5,823 in the second quarter of 2024. The increase was primarily driven by the timing of wellfield and maintenance capital investments placed into service and our Second Apex RNG Facility project being placed into service.

Impairment loss

We calculated and recorded impairment losses of $377 in the second quarter of 2025, an increase of $206 (120.5%) compared to $171 in the second quarter of 2024. The increase primarily relates to specifically identified assets deemed obsolete or non-operable.

Other Expenses

Other expenses in the second quarter of 2025 was $1,256, flat compared to $1,236 in the second quarter of 2024.

Income Tax Expense

Income tax expense for the three months ended June 30, 2025 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21.0% primarily related to the adjustment of Production Tax Credits, Investment Tax Credits as well as stock based compensation vesting.

The effective tax rate of (52)% for the three months ended June 30, 2025 was lower than the rate for the three months ended June 30, 2024 of (93.5)% primarily due to discrete events related to the vesting of restricted grants on stock compensation during the three months ended June 30, 2025 as compared to the six months ended June 30, 2025 pre-tax book loss.

Operating (Loss) Income for the Three Months Ended June 30, 2025 and 2024

Operating loss in the second quarter of 2025 was $2,355, a decrease of $3,223 (371.3%) compared to operating income of $868 in the second quarter of 2024. RNG operating income for the second quarter of 2025 was $9,228, a decrease of $2,487 (21.2%) compared to $11,715 in the second quarter of 2024. Renewable Electricity Generation operating loss for the second quarter of 2025 was $2,348, an increase of $379 (19.2%) compared to $1,969 for the second quarter of 2024.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table summarizes the key operating metrics described above, which are metrics we use to measure performance.

	For the six months ended June 30,			Change
	2025	2024	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$79,280	$72,825	$6,455	8.9%
Renewable Electricity Generation Total Revenues	$8,450	$9,300	$(850)	(9.1%)

RNG Metrics
CY RNG production volumes (MMBtu)	2,802	2,794	8	0.3%
Less: Current period RNG volumes under fixed/floor-price contracts	(1,045)	(661)	(384)	58.1%
Plus: Prior period RNG volumes dispensed in current period	291	358	(67)	(18.7%)
Less: Current period RNG production volumes not dispensed	(309)	(357)	48	(13.4%)
Total RNG volumes available for RIN generation (1)	1,739	2,134	(395)	(18.5%)

RIN Metrics
Current RIN generation ( x 11.6935) (2)	20,342	25,029	(4,687)	(18.7%)
Less: Counterparty share (RINs)	(3,112)	(2,541)	(571)	22.5%
Plus: Prior period RINs carried into current period	6,822	108	6,714	6216.7%
Less: RINs generated but unseparated	(3,009)	—	(3,009)	0.0%
Less: CY RINs carried into next CY	—	—	—	0.0%
Total RINs available for sale (3)	21,043	22,596	(1,553)	(6.9%)
Less: RINs sold	(20,935)	(17,889)	(3,046)	17.0%
RIN Inventory	108	4,707	(4,599)	(97.7%)
RNG Inventory (volumes not dispensed for RINs) (4)	309	357	(48)	(13.4%)
Average Realized RIN price	$2.42	$3.18	$(0.76)	(23.9%)

Operating Expenses
Renewable Natural Gas Operating Expenses	$46,828	$40,609	$6,219	15.3%
Operating Expenses per MMBtu (actual)	$16.71	$14.53	$2.18	15.0%

REG Operating Expenses	$9,116	$8,039	$1,077	13.4%
$/MWh (actual)	$103.59	$81.20	$22.39	27.6%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	88	99	(11)	(11.1%)
Average Realized Price $/MWh (actual)	$96.02	$93.94	$2.08	2.2%
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
(4)
Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net (loss) income for the periods set forth below:

	For the six months ended June 30,			Change
	2025	2024	Change	%
Total operating revenues	$87,730	$82,125	$5,605	6.8%
Operating expenses:
Operating and maintenance expenses	39,422	33,113	6,309	19.1%
General and administrative expenses	17,798	18,166	(368)	(2.0)%
Royalties, transportation, gathering and production fuel	16,739	15,593	1,146	7.3%
Depreciation, depletion and amortization	13,293	11,257	2,036	18.1%
Impairment loss	2,424	699	1,725	246.8%
Transaction costs	-	61	(61)	(100.0)%
Total operating expenses	89,676	78,889	10,787	13.7%
Operating (loss) income	$(1,946)	$3,236	$(5,182)	(160.1)%
Other expenses:	2,446	1,341	1,105	82.4%
(Loss) income before income taxes	(4,392)	1,895	(6,287)	(331.8)%
Income tax expense	1,559	757	802	105.9%
Net (loss) income	$(5,951)	$1,138	$(7,089)	(622.9)%

Revenues for the Six Months Ended June 30, 2025 and 2024

Total revenues in the first six months of 2025 were $87,730, an increase of $5,605 (6.8%) compared to $82,125 in the first six months of 2024. Total RNG commodity revenues increased $10,820 in the first six months of 2025 as compared to the first six months of 2024. Offsetting this increase is a decrease of $8,996 in recognized RIN revenues. Our counterparty margin share revenues also increased $1,056 in the first six months of 2025 as compared to the first six months of 2024. Also offsetting the increase was a decrease in realized RIN pricing of approximately 23.9% during the first six months of 2025 compared to the first six months of 2024.

Renewable Natural Gas Revenues

We produced 2,802 MMBtu of RNG during the first six months of 2025, an increase of 8 MMBtu (0.3%) over the 2,794 MMBtu produced in the first six months of 2024. Our Rumpke facility produced 106 MMBtu more in the first six months of 2025 compared to the first six months of 2024 as a result of previously disclosed plant processing equipment failures that occurred in the first six months of 2024. Our Apex facility produced 61 MMBtu fewer in the first six months of 2025 compared to the first six months of 2024 as a result of cold weather conditions impacting gas feedstock availability, wellfield extraction environmental factors, as well as plant processing equipment failures. Offsetting the increase was the fourth quarter of 2024 sale of our Southern facility which produced 45 MMBtu in the first six months of 2024.

Revenues from the Renewable Natural Gas segment in the first six months of 2025 were $79,280, an increase of $6,455 (8.9%) compared to $72,825 in the first six months of 2024. Average commodity pricing for natural gas for the first six months of 2025 was $3.55 per MMBtu, 71.5% higher than the first six months of 2024. During the first six months of 2025, we self-monetized 20,935 RINs, representing a 3,046 increase (17.0%) compared to 17,889 in the first six months of 2024. Average pricing realized on RIN sales during the first six months of 2025 was $2.42 as compared to $3.18 in the first six months of 2024, a decrease of 23.9%. This compares to the average D3 RIN index price for the first six months of 2025 of $2.39 as compared to $3.16 in the first six months of 2024, a decrease of approximately 24.4%. At June 30, 2025, we had approximately 309 MMBtu available for RIN generation, 3,009 RINs generated and unseparated, and 108 RINs generated and unsold. At June 30, 2024, we had approximately 357 MMBtu available for RIN generation and 4,707 RINs generated and unsold. There were no RINS generated and unseparated at June 30, 2024.

Renewable Electricity Generation Revenues

We produced approximately 88 MWh in Renewable Electricity in the first six months of 2025, a decrease of 11 MWh (11.1%) from 99 MWh in the first six months of 2024. Our Security facility produced approximately 6 fewer MWh in the first six months of 2025 compared to the first six months of 2024 as a result of ceasing operations in connection with the first quarter of 2024 sale. Our Bowerman facility produced approximately 5 fewer MWh in the first six months of 2025 compared to the first six months of 2024 primarily related to the planned preventative engine maintenance that was completed in the first six months of 2025.

Revenues from Renewable Electricity facilities in the first six months of 2025 were $8,450, a decrease of $850 (9.1%) compared to $9,300 in the first six months of 2024. The decrease is primarily driven by the decrease in our Bowerman facility production volumes and the cessation of operation at our Security facility.

In the first six months of 2025, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 100.0% in the first six months of 2024. This provides us with certainty of price resulting from our Renewable Electricity sites.

Expenses for the Six Months Ended June 30, 2025 and 2024

General and Administrative Expenses

Total general and administrative expenses were $17,798 for the first six months of 2025, a decrease of $368 (2.0%) compared to $18,166 for the first six months of 2024. Our corporate insurance fees decreased approximately $407 (13.9%) in the first six months of 2025 compared to the first six months of 2024.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the first six months of 2025 were $31,045, an increase of $5,002 (19.2%) as compared to $26,043 in the first six months of 2024. Our Apex facility operating maintenance expenses increased approximately $1,449 primarily related to the timing of maintenance related to gas processing equipment as well as a wellfield operational enhancement program. Our McCarty facility operating maintenance expenses increased approximately $1,080 primarily related to timing of maintenance related to gas processing equipment as well as a wellfield operational enhancement program. Our Rumpke facility operating maintenance expenses increased approximately $980 primarily related to a wellfield operational enhancement program. Our Atascocita facility operating maintenance expenses increased approximately $746 primarily due to gas processing equipment maintenance as well as a wellfield operational enhancement program. Our Raeger facility operating maintenance expenses increased approximately $453 primarily related to media change outs and disposal costs.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities for the first six months of 2025 were $15,783, an increase of $1,218 (8.4%) compared to $14,565 in the first six months of 2024. We recorded an increase to our Pico facility earnout of approximately 10.6% during the first six months of 2025. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of RNG revenues to 19.9% for the first six months of 2025 from 20.0% in the first six months of 2024.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the first six months of 2025 were $8,160, an increase of $1,151 (16.4%) compared to $7,009 in the first six months of 2024. The increase was primarily driven by an increase in non-capitalizable costs at our Montauk Ag Renewables projects.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first six months of 2024 were $956, a decrease of $74 (7.2%) compared to $1,030 in the first six months of 2024. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses increased to 11.3% from 11.1%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the first six months of 2025 were $16,739, an increase of $1,146 (7.3%) compared to $15,593 in the first six months of 2024. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the first six months of 2025 was $13,293, an increase of $2,036 (18.1%) compared to $11,257 in the first six months of 2024. The increase was primarily driven by the timing of wellfield and maintenance capital investments placed into service and our Second Apex RNG Facility project being placed into service.

Impairment loss

We calculated and recorded impairment losses of $2,424 in the first six months of 2025, an increase of $1,725 (246.8%) compared to $699 in the first six months of 2024. The impairment losses in the first six months of 2025 primarily relate to a development project RNG interconnection for which the local utility is no longer accepting RNG into its distribution system. All associated costs related to the interconnection were impaired and specifically identified assets deemed obsolete or non-operable. The impairment losses in the first six months of 2024 primarily relate to the remaining book value of assets at the Security facility and various RNG equipment that was deemed obsolete for current operations.

Other Expenses

Other expenses in the first six months of 2025 was $2,446, a decrease of $1,105 (82.4%) compared to $1,341in the first six months of 2024. The decrease is primarily related to proceeds received from the sale of gas rights ahead of the fuel supply agreement expiration of our Security facility in the first six months of 2024.

Income Tax Expense

Income tax expense for the six months ended June 30, 2025 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21.0% primarily due to the benefit from production tax credits.

The effective tax rate of (35.5)% for the six months ended June 30, 2025 was lower than the rate for the six months ended June 30, 2024 of 39.9% primarily due to discrete events related to the vesting of restricted stock grants on stock compensation as compared to the year to date pre-tax book income. The prior year period benefit was related to the year to date pre-tax book loss.

Operating (Loss) Income for the Six Months Ended June 30, 2025 and 2024

Operating loss in the first six months of 2025 was $1,946, a decrease of $5,182 (160.1%) compared to an operating income of $3,236 in the first six months of 2024. RNG operating income for the first six months of 2025 was $19,597, a decrease of $3,699 (15.9%) compared to $23,296 in the first six months of 2024. Renewable Electricity Generation operating loss for the first six months of 2025 was $3,369, an increase of $1,777 (111.6%) compared to $1,592 for the first six months of 2024.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net loss, which is the most directly comparable GAAP measure, for the three months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025	2024
Net Loss	$(5,487)	$(712)
Depreciation, depletion and amortization	7,029	5,823
Interest expense	1,216	1,286
Income tax expense	1,876	344
Consolidated EBITDA	4,634	6,741

Impairment loss (1)	377	171
Net loss on sale of assets	21	49
Adjusted EBITDA	$5,032	$6,961

(1)
We recorded impairment losses of $377 and $171 for the three months ended June 30, 2025 and 2024, respectively. The impairment losses for the three months ended June 30, 2025 and 2024, primarily relate to specifically identified assets deemed obsolete or non-operable.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net (loss) income, which is the most directly comparable GAAP measure, for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024
Net (loss) income	$(5,951)	$1,138
Depreciation, depletion and amortization	13,293	11,257
Interest expense	2,459	2,451
Income tax expense	1,559	757
Consolidated EBITDA	11,360	15,603

Impairment loss (1)	2,424	699
Net loss of sale of assets	36	71
Transaction costs	—	61
Adjusted EBITDA	$13,820	$16,434

(1)
We recorded impairment losses of $2,424 and $699 for the six months ended June 30, 2025 and 2024, respectively. The impairment losses for the six months ended June 30, 2025 primarily relate to a development project RNG interconnection for which the local utility is no longer accepting RNG into its distribution system. The impairment losses for the three months ended June 30, 2024 primarily relate to the remaining book value of assets at the Security facility and various RNG equipment that was deemed obsolete for current operations.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2025 and June 30, 2024, our cash and cash equivalents, net of restricted cash, was $29,133 and $42,285, respectively. We intend to fund development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.

At June 30, 2025, we had debt before debt issuance costs of $70,000, compared to debt before debt issuance costs of $56,000 at December 31, 2024.

Our debt before issuance costs (in thousands) are as follows:

	June 30, 2025	December 31, 2024
Term loan	$50,000	$56,000
Revolving credit facility	20,000	—
Debt before debt issuance costs	$70,000	$56,000

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

As of June 30, 2025, $50,000 was outstanding under the term loan and we had $20,000 of outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $3,000 through 2026, with a final payment of $32,000 in late 2026 with an interest rate of 5.70% and 6.01% at June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.

For additional information regarding the Amended Credit Agreement, see Note 13— Debt to our unaudited condensed consolidated financial statements.

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2025 capital expenditures to range between $14,000 and $17,000. Our 2025 non-development capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, and other specific facility improvements. Additionally, we estimate that our existing 2025 development capital expenditures will range between $90,000 and $120,000. The majority of our ongoing 2025 development capital expenditures are related to our ongoing development of Montauk Ag Renewables, the Bowerman RNG project, and the EENA CO2 project. To a lesser extent in 2025, the Tulsa RNG project and our Rumpke RNG relocation project will incur development capital expenditures. Our Amended Credit Agreement provides us with a $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy. As we continue to explore strategic growth opportunities, we have not entered into nonbinding letters of intent for any opportunity, we provide no assurances that our plans related to any or all of these strategic opportunities will progress to definitive agreements. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Amended Credit Agreement would allow us to pursue and close on our identified strategic growth opportunities in addition to the previously discussed non-development and development capital expenditures.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$17,346	$14,485
Investing activities	(47,446)	(41,555)
Financing activities	13,614	(4,427)
Net decrease in cash and cash equivalents	(16,486)	(31,497)
Restricted cash, end of the period	385	460
Cash and cash equivalents, end of period	29,518	42,745

For the first six months of 2025, we generated $17,346 of cash provided by operating activities compared to $14,485 in the first six months of 2024. For the first six months of 2025, income and adjustments to income from operating activities provided $16,172 compared to income and adjustments to income provided $17,356 in first six months of 2024. Working capital and other assets and liabilities provided $1,174 in the first six months of 2025 compared to working capital and other assets and liabilities providing $2,871 in the first six months of 2024.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. Our capital expenditures for the first six months of 2025 were $45,298, of which $27,663, $8,409, and $7,289 were related to the Montauk Ag Renewables in North Carolina, Rumpke RNG relocation project, and our second Apex RNG facility, respectively.

Our net cash flows provided by financing activities of $13,614 for the first six months of 2025 increased by $18,041 compared to cash used in financing activities in the first six months of 2024 of $4,427 as a result of proceeds received from our revolving credit agreement.

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

We have contractual obligations under our debt agreement, including interest payments and principal repayments. See Note 13 in the unaudited condensed consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During the first six months of 2025, we had $2,571 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no draw downs on these outstanding letters of credit. During the first six months of 2024, we did not have off-balance sheet arrangements other than outstanding letters of credit of $2,505.

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

Revenue Recognition

Our revenues are comprised of renewable energy and the related Environmental Attribute sales provided under a variety of short, medium and long term agreements with our customers. All revenue is recognized when we satisfy our performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product to the customer either when (or as) the customer obtains control of the product. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. We allocate the contract’s transaction price to each performance obligation using the product’s observable market standalone selling price for each distinct product in the contract.

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

Our assessment of the recoverability of finite-lived and indefinite-lived intangible assets is determined by performing monitoring assessment of the future cash flows associated with the underlying gas rights agreements. The cash flows estimates are performed at the operating unit level and based on the average remaining length of the gas rights agreements. Based on our analysis, we concluded the cash flows generated to be well in excess of the carrying amounts. Changes in market conditions related to the various price indexes used in estimating these cash flows could adversely affect these estimates.

Finite-Lived Asset Impairment

In accordance with FASB ASC Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material. We identified discrete events and recorded an impairment of $377 and $171 for the three months ended June 30, 2025 and 2024, respectively and $2,424 and $699 for the six months ended June 30, 2025 and 2024, respectively. See Note 3 in the unaudited condensed consolidated financial statements for further information related to asset impairments.

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

August 6, 2025	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Accounting Officer)