Form 10-Q
period 2025-09-30
Montauk Renewables, Inc.
filed 2025-11-05
CIK 1826600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of outstanding shares of the registrant’s common stock on October 31, 2025 was 142,256,617 shares.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. Forward-looking statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “strive,” “aim,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our future results of operations, financial condition, expectations and plans, including those related to the Montauk Ag project in North Carolina, the Second Apex RNG Facility, the Blue Granite RNG Facility, the Bowerman RNG Facility, the delivery of biogenic carbon dioxide volumes to European Energy, the Emvolon collaboration and pilot project, the Tulsa facility project, the resolution of gas collection issues at the McCarty facility, the delays and cancellations of landfill host wellfield expansion projects, the mitigation of wellfield extraction environmental factors at the Rumpke and Apex facilities, how we may monetize RNG production, the GreenWave joint venture, the impacts of the One Big Beautiful Bill Act, impacts from the US Federal government shutdown, and weather-related anomalies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONTAUK RENEWABLES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data):

	as of September 30,	as of December 31,
ASSETS	2025	2024
Current assets:
Cash and cash equivalents	$6,766	$45,621
Accounts and other receivables	6,018	8,172
Current restricted cash	8	8
Income tax receivable	723	41
Current portion of derivative instruments	286	471
Prepaid insurance and other current assets	4,168	2,911
Total current assets	$17,969	$57,224
Non-current restricted cash	$429	$375
Property, plant and equipment, net	315,697	252,288
Goodwill and intangible assets, net	19,873	18,113
Deferred tax assets	1,541	1,272
Non-current portion of derivative instruments	35	298
Operating lease right-of-use assets	6,024	7,064
Finance lease right-of-use assets	56	110
Investments	4,167	—
Other assets	17,516	12,271
Total assets	$383,307	$349,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,417	$8,856
Accrued liabilities	14,072	10,069
Related party payable	—	625
Current portion of operating lease liability	2,498	2,049
Current portion of finance lease liability	50	76
Current portion of long-term debt	11,860	11,853
Total current liabilities	$53,897	$33,528
Long-term debt, less current portion	$54,868	$43,763
Non-current portion of operating lease liability	3,683	5,138
Non-current portion of finance lease liability	8	36
Asset retirement obligations	6,837	6,338
Other liabilities	3,287	2,795

Total liabilities	$122,580	$91,598

Commitments and contingencies (Note 21)

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value, authorized 690,000,000 shares; 143,792,811 shares issued at September 30, 2025 and December 31, 2024; 143,160,022 and 142,711,797 shares outstanding at September 30, 2025 and December 31, 2024, respectively	$1,430	$1,426
Treasury stock, at cost, 2,486,408 and 2,308,524 shares at September 30, 2025 and December 31, 2024, respectively	(21,616)	(21,262)
Additional paid-in capital	226,311	221,905
Retained earnings	54,602	55,348
Total stockholders' equity	$260,727	$257,417
Total liabilities and stockholders' equity	$383,307	$349,015

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total operating revenues	$45,258	$65,917	$132,988	$148,042

Operating expenses:
Operating and maintenance expenses	17,477	15,484	56,899	48,596
General and administrative expenses	6,511	10,037	24,310	28,202
Royalties, transportation, gathering and production fuel	8,433	11,107	25,172	26,702
Depreciation, depletion and amortization	8,341	6,048	21,634	17,305
Impairment loss	48	533	2,472	1,232
Transaction costs	—	—	—	61
Total operating expenses	$40,810	$43,209	$130,487	$122,098
Operating income	$4,448	$22,708	$2,501	$25,944

Other expenses (income):
Interest expense	$1,074	$1,835	$3,533	$4,285
Other expense (income)	14	(140)	—	(1,249)
Total other expenses	$1,088	$1,695	$3,533	$3,036
Income (loss) before income taxes	$3,360	$21,013	$(1,032)	$22,908

Income tax (benefit) expense	(1,845)	3,965	(286)	4,722
Net income (loss)	$5,205	$17,048	$(746)	$18,186

Income (loss) per share:
Basic	$0.04	$0.12	$(0.01)	$0.13
Diluted	$0.04	$0.12	$(0.01)	$0.13

Weighted-average common shares outstanding:
Basic	143,126,354	142,410,940	142,959,444	142,156,540
Diluted	143,201,149	142,620,332	142,959,444	142,331,541

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data):

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total equity
Balance at June 30, 2025	143,104,710	$1,430	2,486,408	$(21,616)	$225,498	$49,397	$254,709
Issuance of common stock	55,312	—	—	—	—	—	—
Net income	—	—	—	—	—	5,205	5,205
Stock-based compensation	—	—	—	—	815	—	815
Consolidation of VIE	—	—	—	—	(2)	—	(2)
Balance at September 30, 2025	143,160,022	$1,430	2,486,408	$(21,616)	$226,311	$54,602	$260,727

Balance at June 30, 2024	142,186,722	$1,422	1,069,627	$(11,570)	$218,717	$46,752	$255,321
Issuance of common stock	380,333	3	—	—	—	—	3
Treasury stock	—	—	245,776	(1,312)	—	—	(1,312)
Net income	—	—	—	—	—	17,048	17,048
Stock-based compensation	—	—	—	—	4,277	—	4,277
Balance at September 30, 2024	142,567,055	$1,425	1,315,403	$(12,882)	$222,994	$63,800	$275,337

Balance at December 31, 2024	142,711,797	$1,426	2,308,524	$(21,262)	$221,905	$55,348	$257,417
Issuance of common stock	448,225	4	—	—	—	—	4
Treasury stock	—	—	177,884	(354)	—	—	(354)
Net loss	—	—	—	—	—	(746)	(746)
Stock-based compensation	—	—	—	—	4,454	—	4,454
Consolidation of VIE	—	—	—	—	(48)	—	(48)
Balance at September 30, 2025	143,160,022	$1,430	2,486,408	$(21,616)	$226,311	$54,602	$260,727

Balance at December 31, 2023	141,986,189	$1,420	984,762	$(11,173)	$214,378	$45,614	$250,239
Issuance of common stock	580,866	5	—	—	—	—	5
Treasury stock	—	—	330,641	(1,709)	—	—	(1,709)
Net income	—	—	—	—	—	18,186	18,186
Stock-based compensation	—	—	—	—	8,616	—	8,616
Balance at September 30, 2024	142,567,055	$1,425	1,315,403	$(12,882)	$222,994	$63,800	$275,337

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(746)	$18,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,634	17,305
(Benefit) provision for deferred income taxes	(269)	2,044
Stock-based compensation	4,454	8,616
Derivative mark-to-market adjustments and settlements	448	648
Net loss on sale of assets	36	72
Increase (decrease) in earn-out liability	634	(1,744)
Accretion of asset retirement obligations	362	333
Liabilities associated with properties sold	—	(225)
Amortization of debt issuance costs	294	270
Impairment loss	2,472	1,232
Changes in operating assets and liabilities:
Accounts receivable	2,154	(6,465)
Royalty offset long term receivable	(4,108)	(2,510)
Critical spare inventory	(1,349)	627
Prepaid Insurance and expenses	(1,257)	(1,758)
Income tax receivable	(682)	1,271
Accounts payable and Accrued liabilities	6,366	5,075
Other	(446)	94
Net cash provided by operating activities	$29,997	$43,071
Cash flows from investing activities:
Capital expenditures	$(75,106)	$(53,334)
Asset acquisition	—	(820)
Capital contributions to equity method investments	(4,167)	—
Cash collateral deposits	54	25
Net cash used in investing activities	$(79,219)	$(54,129)
Cash flows from financing activities:
Repayments of long term debt	$(9,000)	$(6,000)
Borrowings on revolver	40,000	—
Repayments on revolver	(20,000)	—
Contingent consideration payment	(176)	—
Common stock issuance	4	5
Treasury stock purchase	(354)	(1,709)
Finance lease payments	(53)	(51)
Net cash provided (used) in financing activities	$10,421	$(7,755)
Net decrease in cash and cash equivalents and restricted cash	$(38,801)	$(18,813)
Cash and cash equivalents and restricted cash at beginning of period	$46,004	$74,242
Cash and cash equivalents and restricted cash at end of period	$7,203	$55,429
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$6,766	$54,973
Restricted cash and cash equivalents - current	8	82
Restricted cash and cash equivalents - non-current	429	374
	$7,203	$55,429

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest, net of $550 and $0 capitalized, respectively	$3,414	$3,895
Cash paid for income taxes	694	1,407
Accrual for purchase of property, plant and equipment included in accounts payable and accrued liabilities	18,713	6,928

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025 (the “2024 Annual Report”). The results of operations for the three and nine months ended September 30, 2025 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2024, has been derived from the audited financial statements as of that date. For further information, refer to the Company’s audited financial statements and notes thereto included for the year ended December 31, 2024 in the 2024 Annual Report.

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

Cash and Cash Equivalents

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

NOTE 3 – ASSET IMPAIRMENT

The Company recorded an impairment loss of $48 and $533 for the three months ended September 30, 2025 and 2024, respectively and $2,472 and $1,232 for the nine months ended September 30, 2025 and 2024, respectively. In 2025, $1,983 was impaired for costs related to a development project RNG interconnection for which the local utility is no longer accepting RNG into its distribution system. All associated costs related to the interconnection were impaired. The remaining 2025 impairments of $489 were for specifically identified assets deemed obsolete or non-operable and consisted of $366 within the RNG segment, $120 within the REG segment and $3 within the Corporate segment. On February 18, 2024, for one of its REG sites, the Company entered into a bill of sale, assignment and assumption agreement to sell its rights to the existing fuel supply agreement and property back to the site host in advance of the fuel supply agreement termination date and received $1,000 in proceeds. The effective date of the sale, assignment and assumption agreement was October 1, 2024. The Company elected to cease operations prior to the assignment date and consequently the remaining book value of long lived assets and intangibles were impaired for $312. The remaining impairments included $591 for various RNG equipment that was deemed obsolete or inoperable for current operations and $329 in REG assets that were impacted under initial startup testing for one of its REG construction work in progress sites.

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

The Company’s performance obligations related to the sale of renewable energy (i.e. RNG and Renewable Electricity) are generally satisfied over time. Revenue related to the sale of renewable energy is generally recognized over time using an output based upon the product quantity delivered to the customer. This measure is used to best depict the Company’s performance to date under the terms of the contract. Revenue from products transferred to customers over time accounted for 29% and 16% of revenue for the three months ended September 30, 2025 and 2024, respectively, and 33% and 21% of revenue for the nine months ended September 30, 2025 and 2024, respectively.

The nature of the Company’s long-term contracts may give rise to several types of variable consideration, such as periodic price increases. This variable consideration is outside of the Company’s influence as the variable consideration is dictated by the market. Therefore, the variable consideration associated with the long-term contracts is considered fully constrained.

The Company’s performance obligations related to the sale of Environmental Attributes are generally satisfied at a point in time and were approximately 71% and 84% of revenue for the three months ended September 30, 2025 and 2024, respectively and 67% and 79% for the nine months ended September 30, 2025 and 2024, respectively. The Company recognizes Environmental Attribute revenue at the point in time in which the customer obtains control of the Environmental Attributes, which is generally when the title of the Environmental Attribute passes to the customer upon delivery. In limited cases, title does not transfer to the customer and revenue is not recognized until the customer has accepted the Environmental Attributes. The Company’s performance obligations under its counterparty sharing agreements are generally satisfied at a point in time when the earnings process is completed by the counterparty. Counterparty sharing arrangement revenues were approximately 0.9% and 0% of revenue for the three months ended September 30, 2025 and 2024, respectively, and 1.1% and 0% for the nine months ended September 30, 2025 and 2024, respectively.

The following tables display the Company’s disaggregated revenue by major source based on product type and timing of transfer of goods and services for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$404	$10,775	$11,179
Natural gas environmental attributes	29,712	—	29,712
Electric commodity	—	2,520	2,520
Electric environmental attributes	1,847	—	1,847
	$31,963	$13,295	$45,258
Operating segment:
RNG	$30,116	$10,775	$40,891
REG	1,847	2,520	4,367
	$31,963	$13,295	$45,258

	Three Months Ended September 30, 2024
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$—	$8,433	$8,433
Natural gas environmental attributes	53,206	—	53,206
Electric commodity	—	2,402	2,402
Electric environmental attributes	1,876	—	1,876
	$55,082	$10,835	$65,917
Operating segment:
RNG	$53,206	$8,433	$61,639
REG	1,876	2,402	4,278
	$55,082	$10,835	$65,917

	Nine Months Ended September 30, 2025
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$1,479	$36,377	$37,856
Natural gas environmental attributes	81,990	—	81,990
Electric commodity	—	7,672	7,672
Electric environmental attributes	5,470	—	5,470
	$88,939	$44,049	$132,988
Operating segment:
RNG	$83,469	$36,377	$119,846
REG	5,470	7,672	13,142
	$88,939	$44,049	$132,988

	Nine Months Ended September 30, 2024
	Goods transferred at a point in time	Goods transferred over time	Total
Electric commodity
Natural gas commodity	$19	$23,028	$23,047
Natural gas environmental attributes	111,281	—	111,281
Electric commodity	—	7,983	7,983
Electric environmental attributes	5,731	—	5,731
	$117,031	$31,011	$148,042
Operating segment:
RNG	$111,300	$23,028	$134,328
REG	5,731	7,983	13,714
	$117,031	$31,011	$148,042

Practical expedients and remaining performance obligations

The Company recognizes the sale of natural gas and electric commodities using the right to invoice practical expedient. The Company determined that the revenues recognized as of period end correspond directly with the value transferred to customers and the Company's satisfaction of the performance obligations to date. Furthermore, with the application of the right to invoice practical expedient and in consideration that contracts related to future environmental attributes sales do not exceed one year, there are no remaining unsatisfied or partially satisfied performance obligations as of September 30, 2025.

NOTE 5 – INVESTMENTS

In March 2025, the Company entered into a joint venture, GreenWave Energy Partners, LLC, ("GreenWave"). The investees in the joint venture are Pesta Energy, LLC, a wholly owned subsidiary of the Company, with an ownership percentage of 51% and Pioneer Renewable Energy Marketing, LLC, with an ownership percentage of 49%. As of September 30, 2025, the Company has contributed $4,167 into the joint venture. Subject to various and certain requirements as defined in the underlying agreements, the Company could be required to make additional capital contributions up to $333. The joint venture is primarily intended to help address the limited capacity of RNG usage in transportation through the expansion and dispensing of RNG to new transportation uses. While the joint venture is not expected to use RNG produced by the Company, it is expected to provide access to exclusive unique and proprietary pathways for other industry producers of RNG. The Company expects to be the RIN separator for the joint venture. The Company also expects to receive separated RINs as distributions from the joint venture. No income or loss has been incurred for the three and nine months ended September 30, 2025.

The Company will utilize the equity method of accounting related to this joint venture. Refer to Note 2 – Summary of Significant Accounting Policies.

NOTE 6 – ACCOUNTS AND OTHER RECEIVABLES

The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the consolidated statements of operations. No reserve expense was recorded for the three and nine months ended September 30, 2025 and 2024.

Accounts and other receivables consist of the following as of September 30, 2025, December 31, 2024 and 2023:

	September 30, 2025	December 31, 2024	December 31, 2023
Accounts receivables	$5,730	$7,869	$12,557
Other receivables	288	294	148
Reimbursable expenses	—	9	47
Accounts and other receivables, net	$6,018	$8,172	$12,752

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Land	$1,568	$1,568
Buildings and improvements	38,555	36,434
Machinery and equipment	315,636	275,692
Gas mineral rights	35,526	35,526
Construction work in progress	136,982	95,551
Total	$528,267	$444,771
Less: Accumulated depreciation and amortization	(212,570)	(192,483)
Property, plant & equipment, net	$315,697	$252,288

Depreciation expense for Property, plant and equipment was $7,938 and $5,691 for the three months ended September 30, 2025 and 2024, respectively and $20,485 and 16,245 for the nine months ended September 30, 2025 and 2024, respectively. Depletion expense for gas mineral rights was $91 for both the three months ended September 30, 2025 and 2024, and $273 for both the nine months ended September 30, 2025 and 2024.

Construction work in progress consists of RNG and REG capital expenditures on developmental projects and improvements to existing sites. Projects, on average, last between 18 to 36 months, and when completed for their intended use, costs are placed in service and begin depreciating.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	230	230
Total intangible assets with indefinite lives:	$230	$230
Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $5,157 and $4,593	$14,133	$14,614
Customer contracts, net of accumulated amortization of $17,734 and $17,476	5,450	3,209
Total intangible assets with finite lives:	$19,583	$17,823
Total Goodwill and Intangible assets	$19,873	$18,113

As of September 30, 2025, the weighted average remaining useful lives for both customer contracts and interconnections were 13 years. Amortization expense was $294 and $248 for the three months ended September 30, 2025 and 2024, respectively and $822 and $738 for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table summarizes the activity associated with asset retirement obligations of the Company as of September 30, 2025 and December 31, 2024:

	Nine Months Ended September 30,	Year Ended December 31,
	2025	2024
Asset retirement obligations—beginning of period	$6,338	$5,900
Accretion expense	362	445
New asset retirement obligation	137	—
Changes in estimate	—	218
Liabilities associated with properties sold	—	(225)
Asset retirement obligations—end of period	$6,837	$6,338

NOTE 10 – DERIVATIVE INSTRUMENTS

To mitigate market risk associated with fluctuations in interest rates, the Company utilizes swap contracts under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the Company had the following cash gains/losses and non-cash gains/losses in the Consolidated Statements of Operations the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended September 30,
Derivative Instrument	Location	2025	2024
Interest rate swaps	Interest expense	(108)	(674)
Net loss		$(108)	$(674)

		Nine Months Ended September 30,
Derivative Instrument	Location	2025	2024
Interest rate swaps	Interest expense	$(448)	$(648)
Net loss		$(448)	$(648)

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of September 30, 2025 and December 31, 2024, set forth by level, within the fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$321	$—	$321
Asset retirement obligations	—	—	(6,837)	(6,837)
Pico earn-out liability	—	—	(3,864)	(3,864)
	$—	$321	$(10,701)	$(10,380)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$769	$—	$769
Asset retirement obligations	—	—	(6,338)	(6,338)
Pico earn-out liability	—	—	(3,406)	(3,406)
	$—	$769	$(9,744)	$(8,975)

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

A summary of changes in the fair value of the Company’s Level 3 instrument, attributable to asset retirement obligations, for the nine months ended September 30, 2025 and the year ended December 31, 2024 is included in Note 9. The Company’s earn-out fair value liability at its Idaho agricultural digester site is determined by calculating the estimated present value of the future obligation. The present value is assessed quarterly and is based on macro-economic factors such as inflation and risk free US Treasury rates. Company specific estimates utilized include current and future interest rates, digester inlet gas flow and projected EBITDA. The undiscounted maximum payout of the earn-out ranges between 5% and 20% of EBITDA based on average inlet gas production ranging from 641 standard cubic feet per minute ("scfm") to greater than 944 scfm for each semiannual period in the remaining term, as defined in the underlying agreement. The contractual term ends in 2038. The earn-out is classified as a Level 3 financial instrument and changes in the balance are recorded in Accrued liabilities and Other liabilities within the Consolidated Balance Sheets and in

Royalties, transportation, gathering and production fuel within the Consolidated Statements of Operations. The following table summarizes the activity associated with the Pico earn-out as of September 30, 2025 and December 31, 2024:

	Nine Months Ended September 30,	Year Ended December 31,
	2025	2024
Pico earn-out liability—beginning of period	$3,406	$5,109
Changes in fair value	634	(1,703)
Payments made	(176)	—
Pico earn-out liability—end of period	$3,864	$3,406

Interest rate swap derivatives are classified as Level 2 financial instruments and are valued utilizing Secured Overnight Financing Rates. In addition, certain assets are measured at fair value on a non-recurring basis when an indicator of impairment is identified and the assets’ fair values are determined to be less than its carrying value. See Note 3 for additional information.

There were no transfer of assets or liabilities between Levels 1, 2 or 3 of the fair value hierarchy as of September 30, 2025 and December 31, 2024.

NOTE 12 – ACCRUED LIABILITIES

The Company’s accrued liabilities consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accrued expenses	$4,015	$2,701
Payroll and related benefits	2,686	3,401
Royalty	5,269	1,266
Utility	1,573	1,655
Accrued interest	365	962
Other	164	84
Accrued liabilities	$14,072	$10,069

NOTE 13 – DEBT

The Company’s debt consists of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Term loan	$47,000	$56,000
Revolver	20,000	—
Less: current principal maturities	(12,000)	(12,000)
Less: debt issuance costs (on long-term debt)	(132)	(237)
Long-term debt	$54,868	$43,763
Current portion of long-term debt	11,860	11,853
Total debt	$66,728	$55,616

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

The Company accounted for the Fourth amendment as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense in the amount of $98 and $90 for the three months ended September 30, 2025 and 2024, respectively and $294 and $270 for the nine months ended September 30, 2025 and 2024, respectively, was recorded in interest expense in the Consolidated Statement of Operations. Unamortized debt issuance cost on the revolver was $297 and $479 as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, $47,000 and $20,000 was outstanding under the term loan and revolver, respectively. In addition, the Company had $3,321 of outstanding letters of credit as of September 30, 2025. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of September 30, 2025, the Company’s capacity available for borrowing under the revolving credit facility was $96,679. Borrowings of the term loan and revolving credit facility bear interest at the Secured Overnight Financing Rate plus an applicable margin. Interest rates as of September 30, 2025 and December 31, 2024 were 5.56% and 6.01%, respectively.

As of September 30, 2025, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

NOTE 14 – INCOME TAXES

The Company’s provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. For the nine months ended September 2025, the Company utilized an estimated effective tax rate.

	Three Months Ended September 30,
	2025	2024
(Benefit) expense provision for income taxes	$(1,845)	$3,965
Effective tax rate	(55%)	19%

	Nine Months Ended September 30,
	2025	2024
(Benefit) expense provision for income taxes	$(286)	$4,722
Effective tax rate	28%	21%

The effective tax rate of (55%) for the three months ended September 30, 2025, was lower than the rate for the three months ended September 30, 2024 of 19% primarily due to the change in our pre-tax (loss)/income year over year.

The effective tax rate of 28% for the nine months ended September 30, 2025, differed from the rate for the nine months ended September 30, 2024 of 21% primarily due to discrete events related to the vesting of restricted grants on stock compensation offset by tax benefits related to production and investment tax credit as compared to year-to-date pre-tax book loss.

Income tax expense for the nine months ended September 30, 2025 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustment for production tax credits

On July 4, 2025, the H.R. 1, the “One Big Beautiful Bill Act” (the “Tax Reconciliation Act”) was signed into law. The Company has adopted the applicable impacts of the Tax Reconciliation Act in the period enacted beginning in the 2025 third quarter. As part of the Company’s ongoing review, the Company notes that the Tax Reconciliation Act extends code section 45 related to the Production Tax Credit which was scheduled to sunset after 2027. The Company recorded as part of its 2024 tax provision $2,382 in production tax credits. As part of the Tax Cuts and Jobs Act, the Company utilized bonus depreciation of 40% for qualifying assets placed into service during the period ended June 30, 2025. The Tax Reconciliation Act includes amendments to bonus depreciation rules implementing bonus depreciation of 100% for qualifying assets placed into service effective beginning January 19, 2025. The Company will also review the applicability of new tax attribute stack-ability and other amendments to energy tax credits enacted under the Inflation Reduction Act of 2022.

NOTE 15 – SHARE-BASED COMPENSATION

The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified stock options, restricted stock units and restricted share awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted share awards, the officers of the Company made elections under Section 83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports restricted shares and restricted stock units when vested and in the case of options, when such awards are settled in the Company’s common stock. Stock compensation expense related to these awards was $158 and $502 for the three months ended September 30, 2025 and 2024, respectively and $624 and $1,203 for the nine months ended September 30, 2025 and September 30, 2024, respectively.

In connection with a May 2021 asset acquisition, 1,250,000 restricted share awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with such acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and to be only subjected to time-based vesting requirements over a five-year period. The awards were revalued at $15,500. Stock compensation expense related to these awards was $0 and $3,122 for the three months ended September 30, 2025 and 2024, respectively and $1,862 and $5,446 for the nine months ended September 30, 2025 and September 30, 2024 respectively. During the second quarter of 2025, the Company recognized $1,550 of noncash stock compensation expense within General and administrative expense related to the acceleration of previously unrecognized stock compensation expense related to an employee termination. As of September 30, 2025, there is no remaining unrecognized MRI EICP compensation expense for these awards.

In 2023, the board of directors of the Company approved the grant of non-qualified stock options to the executive officers of the Company, which vest ratably over a period of three to five years. Stock compensation expense related to these awards was $657 for both the three months ended September 30, 2025 and September 30, 2024, and $1,972 for both the nine months ended September 30, 2025, and September 30, 2024.

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

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as of September 30, 2025 and 2024, respectively:

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2024	626,108	$11.93	170,000	$7.63	2,325,000	$7.04
Beginning of period - January 1, 2025	626,108	$11.93	170,000	$7.63	2,325,000	$7.04
Granted	—	—	—	—	—	—
Vested	(626,108)	11.93	—	—	—	—
Forfeited	—	—	—	—	—	—
End of period - Balance at September 30, 2025	—	$—	170,000	$7.63	2,325,000	$7.04

End of period - December 31, 2023	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Beginning of period - January 1, 2024	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Granted	—	—	10,000	6.48	—	—
Vested	(911,507)	11.95	—	—	—	—
Forfeited	—	—	—	—	—	—
End of period - September 30, 2024	727,171	$11.85	160,000	$9.87	2,325,000	$7.04

As of September 30, 2025 no vested options have been exercised. Unrecognized MRI EICP compensation expense for awards the Company expects to vest as of September 30, 2025 was $4,085 and will be recognized over approximately 2.5 years.

NOTE 16 – DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $185 and $168 for the three months ended September 30, 2025 and 2024, respectively, and $678 and $580 for the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, we consolidated MNK’s current assets ($100) and long-term liabilities ($31).

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

NOTE 18 – SEGMENT INFORMATION

The Company’s reportable operating segments for the three and nine months September 30, 2025 and 2024 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity plants. The Corporate entity is not determined to be an operating segment but is discretely disclosed for purposes of reconciliation of the Company’s consolidated financial statements, and though not denoted as an operating segment, significant expenses are noted within the segment. The following tables are consistent with the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), evaluates the performance of each segment and allocates the Company's resources. The CODM evaluates the performance of the segments based on segment operating income (loss). The Company maintains discrete financial information for its operating sites, which meet the definition of an operating segment, but are aggregated into reportable segments based on the type of commodity produced. Total Assets and Capital expenditures by segment are also provided within the tables below. “RNG” refers to Renewable Natural Gas and “REG” refer to Renewable Electricity Generation.

	Three Months Ended September 30, 2025
	RNG	REG	Corporate	Total
Total operating revenue	$39,883	$4,246	$1,129	$45,258

Less (1)
Payroll and related expenses	2,137	690	3,953	6,780
Wellfield operating and maintenance	1,832	675	-	2,507
Plant expense	457	342	-	799
Waste disposal	645	46	-	691
Preventative maintenance	2,627	121	-	2,748
Breakdown expenses	695	125	-	820
Utility expense	4,300	156	-	4,456
Insurance	-	-	1,052	1,052
Professional and IT fees	-	-	1,047	1,047
Royalties, transportation, gathering and production fuel	7,975	458	-	8,433
Depreciation, depletion and amortization	6,941	1,330	70	8,341
Impairment	8	36	4	48
Other operating expenses (2), (3)	1,230	433	1,425	3,088
Total operating expenses	$28,847	$4,412	$7,551	$40,810

Operating income (loss)	$11,036	$(166)	$(6,422)	$4,448
Interest expense	-	-	1,074	1,074
Other expense (income)	3	8	3	14
Income (loss) before income taxes	$11,033	$(174)	$(7,499)	$3,360

Total assets	$199,655	$161,034	$22,618	$383,307
Capital expenditures	15,642	14,154	12	29,808

(1) Significant expenses regularly provided to the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of other operating expenses for Corporate are office and environmental expenses, board of director and corporate filing fees.

	Three Months Ended September 30, 2024
	RNG	REG	Corporate	Total
Total operating revenue	$61,750	$4,167	$-	$65,917

Less (1)
Payroll and related expenses	2,062	515	7,401	9,978
Wellfield operating and maintenance	1,266	938	-	2,204
Plant expense	650	278	-	928
Waste disposal	662	35	-	697
Preventative maintenance	2,579	307	-	2,886
Breakdown expenses	334	113	-	447
Utility expense	3,860	86	-	3,946
Insurance	-	-	1,273	1,273
Professional and IT fees	-	-	834	834
Royalties, transportation, gathering and production fuel	10,639	468	-	11,107
Depreciation, depletion and amortization	4,705	1,286	57	6,048
Impairment	204	329	-	533
Other operating expenses (2), (3)	1,172	430	726	2,328
Total operating expenses	$28,133	$4,785	$10,291	$43,209

Operating income (loss)	$33,617	$(618)	$(10,291)	$22,708
Interest expense	-	-	1,835	1,835
Other expense (income)	(1)	2	(141)	(140)
Income (loss) before income taxes	$33,618	$(620)	$(11,985)	$21,013

Total assets	$184,201	$103,673	$86,244	$374,118
Capital expenditures	5,803	6,627	141	12,571

(1) Significant expenses regularly provided to the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of other operating expenses for Corporate are office and environmental expenses, board of director and corporate filing fees.

	Nine Months Ended September 30, 2025
	RNG	REG	Corporate	Total
Total operating revenue	$119,162	$12,697	$1,129	$132,988

Less (1)
Payroll and related expenses	6,998	2,048	15,407	24,453
Wellfield operating and maintenance	5,248	2,244	-	7,492
Plant expense	1,786	1,044	-	2,830
Waste disposal	1,798	88	-	1,886
Preventative maintenance	11,911	2,642	-	14,553
Breakdown expenses	1,687	915	-	2,602
Utility expense	12,161	349	-	12,510
Insurance	-	-	3,568	3,568
Professional and IT fees	-	-	3,384	3,384
Royalties, transportation, gathering and production fuel	23,758	1,414	-	25,172
Depreciation, depletion and amortization	17,471	3,970	193	21,634
Impairment	2,348	120	4	2,472
Other operating expenses (2), (3)	3,366	1,397	3,168	7,931
Total operating expenses	$88,532	$16,231	$25,724	$130,487

Operating income (loss)	$30,630	$(3,534)	$(24,595)	$2,501
Interest expense	-	-	3,533	3,533
Other expense (income)	12	45	(57)	-
Income (loss) before income taxes	$30,618	$(3,579)	$(28,071)	$(1,032)

Total assets	$199,655	$161,034	$22,618	$383,307
Capital expenditures	33,572	41,303	231	75,106

(1) Significant expenses regularly provided to the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of other operating expenses for Corporate are office and environmental expenses, board of director and corporate filing fees.

	Nine Months Ended September 30, 2024
	RNG	REG	Corporate	Total
Total operating revenue	$134,575	$13,467	$—	$148,042

Less (1)
Payroll and related expenses	6,327	1,627	18,835	26,789
Wellfield operating and maintenance	3,627	2,488	-	6,115
Plant expense	1,688	818	-	2,506
Waste disposal	1,711	54	-	1,765
Preventative maintenance	8,890	3,160	-	12,050
Breakdown expenses	1,397	273	-	1,670
Utility expense	11,583	209	-	11,792
Insurance	-	-	4,196	4,196
Professional and IT fees	-	-	3,106	3,106
Royalties, transportation, gathering and production fuel	25,205	1,497	-	26,702
Depreciation, depletion and amortization	13,310	3,827	168	17,305
Impairment	591	641	-	1,232
Other operating expenses (2), (3)	3,335	1,084	2,451	6,870
Total operating expenses	$77,664	$15,678	$28,756	$122,098

Operating income (loss)	$56,911	$(2,211)	$(28,756)	$25,944
Interest expense	-	-	4,285	4,285
Other expense (income)	44	(1,017)	(276)	(1,249)
Income (loss) before income taxes	$56,867	$(1,194)	$(32,765)	$22,908

Total assets	$184,201	$103,673	$86,244	$374,118
Capital expenditures	21,085	31,767	482	53,334

(1) Significant expenses regularly provided to the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of other operating expenses for Corporate are office and environmental expenses, board of director and corporate filing fees.

For the three months ended September 30, 2025 and 2024, three and two customers, respectively, made up greater than 10% of total revenues.

	Three Months Ended September 30, 2025
	RNG	REG	Corporate	Total

Customer A	25.6%	—	—	25.6%
Customer B	17.0%	—	—	17.0%
Customer C	13.5%	—	—	13.5%

	Three Months Ended September 30, 2024
	RNG	REG	Corporate	Total
Customer A	29.1%	—	—	29.1%
Customer B	15.1%	—	—	15.1%

For the nine months ended September 30, 2025 and 2024, two and four customers, respectively, made up greater than 10% of total revenues.

	Nine Months Ended September 30, 2025
	RNG	REG	Corporate	Total
Customer A	12.4%	—	—	12.4%
Customer B	10.3%	—	—	10.3%

	Nine Months Ended September 30, 2024
	RNG	REG	Corporate	Total
Customer A	17.5%	—	—	17.5%
Customer B	16.3%	—	—	16.3%
Customer C	16.1%	—	—	16.1%
Customer D	11.8%	—	—	11.8%

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

Supplemental information related to operating lease arrangements was as follows:

	Three Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$661	$152
Weighted average remaining lease term (in years)	3.98	5.58
Weighted average discount rate	5.00%-6.00%	5.00%

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,989	$484
Weighted average remaining lease term (in years)	3.98	5.58
Weighted average discount rate	5.00%-6.00%	5.00%

Future minimum operating lease payments are as follows:

Year Ending
2025	$658
2026	2,501
2027	583
2028	594
2029	606
Thereafter	2,108
Imputed interest	(869)
Total	$6,181

Supplemental information related to finance lease arrangements was as follows:

	Three Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of financing lease liabilities	$20	$19
Weighted average remaining lease term (in years)	2.94	2.75
Weighted average discount rate	5.00%-6.00%	5.00%

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of financing lease liabilities	$63	$51
Weighted average remaining lease term (in years)	2.94	2.75
Weighted average discount rate	5.00%-6.00%	5.00%

Future minimum finance lease payments are as follows:

Year Ending
2025	$19
2026	32
2027	1
2028	1
2029	1
Thereafter	9
Imputed interest	(5)
Total	$58

NOTE 20 – INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share was computed using the following common share data for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,
	2025	2024
Net income	$5,205	$17,048
Basic weighted-average shares outstanding	143,126,354	142,410,940
Dilutive effect of share-based awards	74,795	209,392
Diluted weighted-average shares outstanding	143,201,149	142,620,332
Basic income per share	$0.04	$0.12
Diluted income per share	$0.04	$0.12

	Nine Months Ended September 30,
	2025	2024
Net (loss) income	$(746)	$18,186
Basic weighted-average shares outstanding	142,959,444	142,156,540
Dilutive effect of share-based awards	—	175,001
Diluted weighted-average shares outstanding	142,959,444	142,331,541
Basic (loss) income per share	$(0.01)	$0.13
Diluted (loss) income per share	$(0.01)	$0.13

As a result of incurring a net loss for the nine months ended September 30, 2025, potential common shares of 43,585 were excluded from diluted loss per share because the effect would have been antidilutive.

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

Litigation Contingencies

The Company, from time to time, may be involved in litigation. At September 30, 2025, Management does not believe there are any matters outstanding that would have a material adverse effect on the Company’s financial position or results of operations.

NOTE 22 – SUBSEQUENT EVENTS

The Company evaluated its September 30, 2025 condensed consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

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

Recent Developments

RINs Generated but Unsold

Our profitability is highly dependent on the market price of Environmental Attributes, including the market price for RINs. As we self-market a significant portion of our RINs, a decision not to commit to transfer available RINs during a period will impact our revenue and operating profit. The impact of EPA actions associated with implementation of BRRR K2 separation and the extension of the 2024 RIN compliance period has temporarily impacted the commitment timing of the Company. We had approximately 749 RINs generated but unseparated at September 30, 2025 which reduced the amount of RINs available for sale as of September 30, 2025. We expect this timing between RINs generated but unseparated and RINs available for sale to only impact 2025 which is the year BRRR became effective. We had approximately 10 RINs in inventory from 2025 RNG production as of September 30, 2025. The average D3 RIN index price for the third quarter of 2025 was approximately $2.19. The following table summarizes select historical data related to RINs generated, RINs sold, and RINs generated but unsold. As we self-market a significant portion of our RINs and as the RFS is based on annual compliance, any strategic decision to not monetize available RINs in a quarter could impact the timing of operating revenues recognized during a fiscal year. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments. The timing of RIN transfers can vary year over year and by period within a year and is contingent on various factors including, but not limited to: (a) the Company’s expectations on RIN index price, (b) operational needs of the Company, (c) obligated parties purchase needs, or (d) the type of customer among other matters.

Calendar Quarter	RINs Available for Sale	RINs Sold	RINs sold as % of RINs Available	RINs Available but Unsold	RINs Unsold as % of RINs Available
2023 Fourth Quarter	10,904	10,796	99.0%	108	1.0%
2024 First Quarter	11,240	7,889	70.2%	3,351	29.8%
2024 Second Quarter	14,707	10,000	68.0%	4,707	32.0%
2024 Third Quarter	15,895	15,750	99.1%	145	0.9%
2024 Fourth Quarter	9,822	3,000	30.5%	6,822	69.5%
2025 First Quarter	13,801	9,885	71.6%	3,916	28.4%
2025 Second Quarter	11,158	11,050	99.0%	108	1.0%
2025 Third Quarter	12,420	12,410	100.0%	10	0.0%

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

Carbon Dioxide Beneficial Use Opportunity

In 2024, we signed a contract for the delivery of 140 tons per year of biogenic carbon dioxide (“CO2”). We intend to capture, clean and liquefy CO2 at select Texas facilities, at which point it will be transported to EE North America (“EENA”), a Texas-based e-methanol facility. The delivery term is expected to last at least 15 years with first delivery expected to begin in 2027. During the period prior to commissioning, we have been recognizing an exclusivity fee related to the minimum tons of CO2. The annual price per ton under the contract is adjusted annually by the U.S. consumer price index. The agreement with EENA includes a 50% sharing component of any available tax attributes generated by us under code section 45Q, Carbon dioxide sequestration credit, in the Inflation Reduction Act, as applicable. The Tax Reconciliation Act signed into law on July 4, 2025 has potentially impacted the manner in which EENA will use offtake associated with its business development. We continue to expect to develop CO2 at select Texas facilities and are in discussions with EENA regarding our agreement. We have completed the initial site surveys related to location of the CO2 processing equipment, evaluated equipment suppliers, and started engineering design. We continue to target a commissioning start in 2027 and continue incurring capital expenditures for long lead items and design engineering.

Tulsa REG Conversion to RNG

In 2025, we announced the conversion of our Tulsa, Oklahoma Renewable Electric Generation facility to RNG project. The project will offer a variable inlet capacity providing production capacity of approximately 1,500 MMBtu per day and designed to beneficially process all of the available inlet gas feedstock from its landfill host. We expect to target a commissioning start in 2027 and continue incurring capital expenditures for long lead items.

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

With the change in REC generation passed by the state of North Carolina in 2024, we are in negotiations with other utility users to provide swine RECs from our expected first phase production of MWh. We expect our annual REC capacity to be approximately 120 RECs, of which the Duke REC agreement is for 47 RECs. In September 2025, a joint motion was filed with the North Carolina Utility Commission (“NCUC”) by various entities seeking to modify and delay the 2025 requirements of certain aspects of the North Carolina Clean Energy and Portfolio Standard, specifically, the portfolio standards relating to swine RECs. We note this filing is not dissimilar to historical annual filings in response to the historically limited swine REC market in North Carolina. In October 2025, we filed response comments to the joint motion with the NCUC requesting they grant modifications or delays only to individual power supplies that have demonstrated need, require power suppliers that have not achieved 100% compliance in 2025 to apply any cumulatively acquired swine RECs to the suppliers unsatisfied 2025 pro rata obligation, and modify the swine REC set-aside for 2026 and beyond to match the requirement originally set by North Carolina in 2018.

With the limited swine REC market in North Carolina, we have been negotiating our REC agreements individually. Many of these agreements contain competitive details and, while there remains a limited active swine REC market in North Carolina, we believe the prices we are negotiating will be market based. While we believe these prices will not be based on solar REC prices seen in other US markets, those indices are more illustrative of our expectations of North Carolina swine REC prices than US market wind REC prices. Depending on a variety of factors, we believe our negotiated swine REC prices could fall into the ranges experienced by solar REC indices at $200 to $450 per REC.

We continue our development efforts in North Carolina and continue to expect our production and revenue generation activities to commence in the first quarter of 2026. Alongside our construction efforts for the first phase, for which total investment continues to be projected between $180 million and $220 million, we continue to progress our negotiations with obligated utilities to monetize all remaining uncontracted Renewable Energy Credits (or RECs) from our projected first phase production volumes.

We continue to develop the opportunities with Montauk Ag Renewables and can give no assurances that our plans related to this acquisition will meet our expectations. Utility interconnection, both inbound to and outbound from our centralized Turkey, NC processing facility is dependent on factors outside of our control. Regulatory developments and offtake negotiations could delay our ability to fully optimize or meet the timing expectations related to revenue producing activities. Our current construction timeline and costs are subject to delays or costs increases, respectively. We continue to design and plan for the development of the Turkey, NC facility to be used for commercial production. We expect the Magnolia, NC location to be used for various feedstock processing needs. Based on our current development timeline, we expect to commence significant revenue generating activities in 2026. We intend to contract with additional farms to secure feedstock sources for future production processes. We expect the Montauk Ag Renewables project to generate tax attributes once placed into service consisting of a mix of investment tax, production tax, or accelerated depreciation. We are reviewing the Tax Reconciliation Act passed in July 2025 to determine what, if any, impacts there are to these expectations.

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

GreenWave Joint Venture

In the first quarter of 2025, we, through our wholly-owned subsidiary Pesta Energy, LLC, entered into an agreement with Pioneer Renewables Energy Marketing, LLC to form a joint venture, GreenWave Energy Partners, LLC (“Greenwave”). The primary goal of the joint venture is to help address the limited capacity of RNG utilization for transportation by offering third party RNG volumes access to exclusive unique and proprietary transportation pathways. In the third quarter of 2025, Greenwave began matching available RNG capacity to dispensing opportunities through Greenwaves's transportation pathways. The venture has matched capacity and has separated RINs for a limited amount of volumes. We expect increased benefits from Greenwave in the fourth quarter of 2025 and have not directly recognized any significant share of profits. Our capital investment in the joint venture is estimated to be up to approximately $4,500 subject to various and certain requirements as defined in the underlying agreements.

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

Regulatory, Environmental and Social Trends

Regulatory, environmental and social factors are key drivers that incentivize the development of RNG and Renewable Electricity projects and influence the economics of these projects. We are subject to the possibility of legislative and regulatory changes to certain incentives, such as RINs, RECs and GHG initiatives. On July 12, 2023, the EPA issued final rules in the Federal Register for the RFS volume requirements for 2023-2025. Final volumes for cellulosic biofuel were set at 838, 1,090 and 1,376 RINs for the three years 2023, 2024 and 2025, respectively. The final rule also included significant changes to the existing RFS program, referred to as BRRR, that required the RNG industry to modify how all RINs are generated as of January 1, 2025. We have registered all of our facilities under the BRRR provisions and have obtained Q-RIN status for RIN generation starting January 1, 2025. Under the BRRR provisions, the EPA finalized a limitation that biogas from one facility has a single use under the RFS as proposed (i.e., biointermediate, RNG or CNG/LNG via biogas closed distribution system). The EPA clarified that this does not preclude non-RFS uses at same facility.

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

On August 22, 2025, EPA issued decisions on 175 Small Refinery Exemption (SRE) petitions. EPA granted full exemption (100%) to 63 petitions and partial exemptions (50%) to 77 petitions. The SRE decisions exempted corresponding volumes of gasoline and diesel for the 2023 and 2024 compliance years, and increased the number of RINs available for obligated parties to use for compliance with their RFS obligations. Taking into consideration the expected impacts of the SRE decisions on the RFS market, on September 16, 2025, EPA co-proposed a Supplemental Rule that provides additional volumes in 2026 and 2027 RVOs that will represent complete (100%) reallocation or partial (50%) reallocation for SREs granted in full or in part, respectively, for 2023 and 2024, as well as those projected to be granted for 2025.

EPA has indicated an intention to finalize the Supplemental Rule & the RVOs for 2025, 2026 and 2027 by the end of 2025, however, the duration of the US federal government shut down and any residual impacts on EPA staffing after the shutdown concludes may extend finalization of these items into 2026.

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

On March 15, 2025, the Full-Year Continuing Appropriations and Extensions Act, 2025 was signed into law. In May 2025, we were informed that the law eliminated the United States Department of Agriculture Advanced Biofuel Payment Program. We received approximately $200 annually since 2021 under this program.

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
•
Similar wellfield extraction environmental factors continue to impact gas extraction at our Apex site. We are collaborating with the landfill to mitigate these impacts and these mitigation efforts have continued in 2025. These wellfield extraction environmental factors could impact and lengthen the period during which we have excess available combined production capacity at our Apex site.
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

The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although typically we sell RINs in the calendar year they are separated. We believe the impacts of the EPA BRRR reform and the 2024 proposed partial waiver of the 2024 RVO have temporarily impacted 2025 RIN purchase activity of RFS obligated parties. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments.

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
•
Production of Environmental Attributes: We monetize Environmental Attributes derived from our production of RNG and Renewable Electricity. We may carry-over a portion of the RINs generated or separated from RNG production to the following year and monetize the carried over RINs in such following calendar year. A majority of our Renewable Natural Gas segment Environmental Attributes are self-monetized. A majority of our Renewable Electricity Generation segment Environmental Attributes are monetized as a component of our fixed-price PPAs.
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

Comparison of Three Months Ended September 30, 2025 and 2024

The following table summarizes the key operating metrics described above, which are metrics we use to measure performance.

	For the three months ended September 30,			Change
	2025	2024	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$39,883	$61,750	$(21,867)	(35.4%)
Renewable Electricity Generation Total Revenues	$4,246	$4,167	$79	1.9%

RNG Metrics
CY RNG production volumes (MMBtu)	1,445	1,392	53	3.8%
Less: Current period RNG volumes under fixed/floor- price contracts	(463)	(389)	(74)	19.0%
Plus: Prior period RNG volumes dispensed in current period	309	360	(51)	(14.2%)
Less: Current period RNG production volumes not dispensed	(331)	(308)	(23)	7.5%
Total RNG volumes available for RIN generation (1)	960	1,055	(95)	(9.0%)

RIN Metrics
Current RIN generation ( x 11.6935) (2)	11,228	12,374	(1,146)	(9.3%)
Less: Counterparty share (RINs)	(1,178)	(1,185)	7	(0.6%)
Plus: Prior period RINs carried into current period	3,119	4,707	(1,588)	(33.7%)
Less: RINs generated but unseparated	(749)	—	(749)	0.0%
Less: CY RINs carried into next CY	—	—	—	0.0%
Total RINs available for sale (3)	12,420	15,896	(3,476)	(21.9%)
Less: RINs sold	(12,410)	(15,750)	3,340	(21.2%)
RIN Inventory	10	146	(136)	(93.2%)
RNG Inventory (volumes not dispensed for RINs) (4)	331	308	23	7.5%
Average Realized RIN price	$2.29	$3.34	$(1.05)	(31.4%)

Operating Expenses
Renewable Natural Gas Operating Expenses	$21,899	$23,226	$(1,327)	(5.7%)
Operating Expenses per MMBtu (actual)	$15.16	$16.69	$(1.53)	(9.2%)

REG Operating Expenses	$3,046	$3,170	$(124)	(3.9%)
$/MWh (actual)	$69.23	$77.32	$(8.09)	(10.5%)

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	44	41	3	7.3%
Average Realized Price $/MWh (actual)	$96.50	$101.63	$(5.13)	(5.1%)

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
(4)
Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income for the periods set forth below:

	For the three months ended September 30,			Change
	2025	2024	Change	%
Total operating revenues	$45,258	$65,917	$(20,659)	(31.3)%
Operating expenses:
Operating and maintenance expenses	17,477	15,484	1,993	12.9%
General and administrative expenses	6,511	10,037	(3,526)	(35.1)%
Royalties, transportation, gathering and production fuel	8,433	11,107	(2,674)	(24.1)%
Depreciation, depletion and amortization	8,341	6,048	2,293	37.9%
Impairment loss	48	533	(485)	(91.0)%
Total operating expenses	40,810	43,209	(2,399)	(5.6)%
Operating income	$4,448	$22,708	$(18,260)	(80.4)%
Other expenses:	1,088	1,695	(607)	(35.8)%
Income before income taxes	3,360	21,013	(17,653)	(84.0)%
Income tax (benefit) expense	(1,845)	3,965	(5,810)	(146.5)%
Net Income	$5,205	$17,048	$(11,843)	(69.5)%

Revenues for the Three Months Ended September 30, 2025 and 2024

Total revenues in the third quarter of 2025 were $45,258, a decrease of $20,659 (31.3%) compared to $65,917 in the third quarter of 2024. The decrease is related to a decrease in the number of RINs we self-marketed from 2025 RNG production in the third quarter of 2025. In addition, realized RIN pricing decreased approximately 31.4% during the third quarter of 2025 compared to the third quarter of 2024.

Renewable Natural Gas Revenues

We produced 1,445 MMBtu of RNG during the third quarter of 2025, an increase of 53 MMBtu (3.8%) compared to 1,392 MMBtu produced in the third quarter of 2024. Our Rumpke facility produced 50 MMBtu more in the third quarter of 2025 compared to the third quarter of 2024 as a result of higher feedstock gas. Our Apex facility produced 25 MMBtu more in the third quarter of 2025 as a result of the June 2025 commissioning of the second Apex RNG facility. Offsetting the increase was the fourth quarter of 2024 sale of our Southern facility which produced 69 MMBtu in the first nine months of 2024.

Revenues from the Renewable Natural Gas segment in the third quarter of 2025 were $39,883, a decrease of $21,867 (35.4%) compared to $61,750 in the third quarter of 2024. Average commodity pricing for natural gas for the third quarter of 2025 was $3.07 per MMBtu, 42.1% higher than the third quarter of 2024. During the third quarter of 2025, we self-marketed 12,410 RINs, representing a 3,340 decrease (21.2%) compared to 15,750 in the third quarter of 2024. Average pricing realized on RIN sales during the third quarter of 2025 was $2.29 as compared to $3.34 in the third quarter of 2024, a decrease of 31.4%. Average D3 RIN index price for the third quarter of 2025 was $2.19 compared to $3.36 in the third quarter of 2024, a decrease of approximately 34.8%. At September 30, 2025, we had approximately 331 MMBtu available for RIN generation, 749 RINs generated and unseparated, and 10 RINs generated and unsold. At September 30, 2024, we had approximately 308 MMBtu available for RIN generation and 146 RINs generated and unsold. There were no RINS generated and unseparated at September 30, 2024.

Renewable Electricity Generation Revenues

We produced approximately 44 MWh in Renewable Electricity in the third quarter of 2025, an increase of 3 MWh (7.3%) from 41 MWh in the third quarter of 2024. Our Bowerman facility produced approximately 2 MWh more in the third quarter of 2025 compared to the third quarter of 2024. The increase is primarily related to the timing of processing equipment maintenance in the third quarter of 2024.

Revenues from Renewable Electricity facilities in the third quarter of 2025 were $4,246, an increase of $79 (1.9%) compared to $4,167 in the third quarter of 2024. The increase was primarily driven by the increase in our Bowerman facility production volumes.

In the third quarter of 2025, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 100.0% in the third quarter of 2024. This provides us with certainty of price resulting from our Renewable Electricity sites.

Expenses for the Three Months Ended September 30, 2025 and 2024

General and Administrative Expenses

Total general and administrative expenses in the third quarter of 2025 were $6,511, a decrease of $3,526 (35.1%) compared to $10,037 for the third quarter of 2024. The decrease is primarily related to the accelerated vesting of certain restricted share awards as a result of the termination of an employee in the third quarter of 2024.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the third quarter of 2025 were $13,924, an increase of $1,338 (10.6%) as compared to $12,586 in the third quarter of 2024. Our Rumpke facility operating and maintenance expenses increased approximately $538 primarily related to preventative maintenance media changes and wellfield operational enhancements. Our Atascocita facility operating and maintenance expenses increased approximately $422 primarily related to the timing of maintenance related to gas processing equipment and increased utility expense. Our Apex facility operating and maintenance expenses increased approximately $275 primarily related to increased utility expense.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities for the third quarter of 2025 were $7,975, a decrease of $2,665 (25.0%) compared to $10,640 in the third quarter of 2024. We recorded an increase to our Pico facility earnout of approximately 7.6% during the third quarter of 2025. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 20.0% for the third quarter of 2025 from 17.2% in the third quarter of 2024.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the third quarter of 2025 were $2,588, a decrease of $115 (4.3%) compared to $2,703 in the third quarter of 2024. The decrease is primarily driven by our Tulsa facility operating and maintenance expenses which decreased approximately $106 primarily related to timing of annual engine maintenance.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the third quarter of 2025 were $458, a decrease of $9 (1.9%) compared to $467 in the third quarter of 2024. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of Renewable Electricity revenues to 10.8% for the third quarter of 2025 from 11.2% in the third quarter of 2024.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the third quarter of 2025 were $8,433, a decrease of $2,674 (24.1%) compared to $11,107 in the third quarter of 2024. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation

Depreciation and amortization in the third quarter of 2025 was $8,341, an increase of $2,293 (37.9%) compared to $6,048 in the third quarter of 2024. The increase was primarily driven by the timing of wellfield and maintenance capital investments placed into service and our Second Apex RNG Facility project being placed into service.

Impairment loss

We calculated and recorded impairment losses of $48 in the third quarter of 2025, a decrease of $485 (91.0%) compared to $533 in the third quarter of 2024. The decrease primarily relates to specifically identified assets deemed obsolete or non-operable in third quarter of 2024 compared to the third quarter of 2025.

Other Expenses

Other expenses in the third quarter of 2025 was $1,088, a decrease of $607 (35.8%) compared to $1,695 the third quarter of 2024. The decrease is related to a reduction in interest expense in the third quarter of 2025 compared to the third quarter of 2024.

Income Tax Expense

Income tax expense for the three months ended September 30, 2025 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21.0% primarily related to the adjustment of Production Tax Credits, Investment Tax Credits as well as stock based compensation vesting.

The effective tax rate of (54.9)% for the three months ended September 30, 2025 was lower than the rate for the three months ended September 30, 2024 of 18.9% primarily due to the change in our pre-tax income (loss) for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Operating Income for the Three Months Ended September 30, 2025 and 2024

Operating income in the third quarter of 2025 was $4,448, a decrease of $18,260 (80.4%) compared to $22,708 in the third quarter of 2024. RNG operating income for the third quarter of 2025 was $11,036, a decrease of $22,580 (67.2%) compared to $33,616 in the third quarter of 2024. Renewable Electricity Generation operating loss for the third quarter of 2025 was $166, a decrease of $452 (73.1%) compared to $618 for the third quarter of 2024.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table summarizes the key operating metrics described above, which are metrics we use to measure performance.

	For the nine months ended September 30,			Change
	2025	2024	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$119,162	$134,575	$(15,413)	(11.5%)
Renewable Electricity Generation Total Revenues	$12,697	$13,467	$(770)	(5.7%)

RNG Metrics
CY RNG production volumes (MMBtu)	4,247	4,188	59	1.4%
Less: Current period RNG volumes under fixed/floor-price contracts	(1,508)	(1,049)	(459)	43.8%
Plus: Prior period RNG volumes dispensed in current period	291	358	(67)	(18.7%)
Less: Current period RNG production volumes not dispensed	(331)	(308)	(23)	7.5%
Total RNG volumes available for RIN generation (1)	2,699	3,189	(490)	(15.4%)

RIN Metrics
Current RIN generation ( x 11.6935) (2)	31,570	37,403	(5,833)	(15.6%)
Less: Counterparty share (RINs)	(4,288)	(3,726)	(562)	15.1%
Plus: Prior period RINs carried into current period	6,822	108	6,714	6216.7%
Less: RINs generated but unseparated	(749)	—	(749)	0.0%
Less: CY RINs carried into next CY	—	—	—	0.0%
Total RINs available for sale (3)	33,355	33,785	(430)	(1.3%)
Less: RINs sold	(33,345)	(33,639)	294	(0.9%)
RIN Inventory	10	146	(136)	(93.2%)
RNG Inventory (volumes not dispensed for RINs) (4)	331	308	23	7.5%
Average Realized RIN price	$2.34	$3.25	$(0.91)	(28.0%)

Operating Expenses
Renewable Natural Gas Operating Expenses	$68,727	$63,835	$4,892	7.7%
Operating Expenses per MMBtu (actual)	$16.18	$15.24	$0.94	6.2%

REG Operating Expenses	$12,162	$11,208	$954	8.5%
$/MWh (actual)	$92.14	$80.06	$12.08	15.1%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	132	140	(8)	(5.7%)
Average Realized Price $/MWh (actual)	$96.19	$96.19	$(0.00)	(0.0%)
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
(4)
Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net (loss) income for the periods set forth below:

	For the nine months ended September 30,			Change
	2025	2024	Change	%
Total operating revenues	$132,988	$148,042	$(15,054)	(10.2)%
Operating expenses:
Operating and maintenance expenses	56,899	48,596	8,303	17.1%
General and administrative expenses	24,310	28,202	(3,892)	(13.8)%
Royalties, transportation, gathering and production fuel	25,172	26,702	(1,530)	(5.7)%
Depreciation, depletion and amortization	21,634	17,305	4,329	25.0%
Impairment loss	2,472	1,232	1,240	100.6%
Transaction costs	-	61	(61)	(100.0)%
Total operating expenses	130,487	122,098	8,389	6.9%
Operating income	$2,501	$25,944	$(23,443)	(90.4)%
Other expenses:	3,533	3,036	497	16.4%
(Loss) income before income taxes	(1,032)	22,908	(23,940)	(104.5)%
Income tax (benefit) expense	(286)	4,722	(5,008)	(106.1)%
Net (loss) income	$(746)	$18,186	$(18,932)	(104.1)%

Revenues for the Nine Months Ended September 30, 2025 and 2024

Total revenues in the first nine months of 2025 were $132,988, a decrease of $15,054 (10.2%) compared to $148,042 in the first nine months of 2024. Our total RNG attribute revenues decreased approximately $30,169 in the first nine months of 2025 as compared to the first nine months of 2024. Our realized RIN pricing decreased approximately 28.0% during the first nine months of 2025 compared to the first nine months of 2024. Total RNG commodity revenues increased $13,395 in the first nine months of 2025 as compared to the first nine months of 2024. Our counterparty margin share revenues also increased $1,460 in the first nine months of 2025 as compared to the first nine months of 2024.

Renewable Natural Gas Revenues

We produced 4,247 MMBtu of RNG during the first nine months of 2025, an increase of 59 MMBtu (1.4%) compared to the 4,188 MMBtu produced in the first nine months of 2024. Our Rumpke facility produced 156 MMBtu more in the first nine months of 2025 compared to the first nine months of 2024 as a result of previously disclosed plant processing equipment failures that occurred in the first nine months of 2024. Our Apex facility produced 36 MMBtu fewer in the first nine months of 2025 compared to the first nine months of 2024 as a result of cold weather conditions impacting gas feedstock availability, wellfield extraction environmental factors, as well as plant processing equipment failures. Also offsetting the increase was the fourth quarter of 2024 sale of our Southern facility which produced 69 MMBtu in the first nine months of 2024.

Revenues from the Renewable Natural Gas segment in the first nine months of 2025 were $119,162, a decrease of $15,413 (11.5%) compared to $134,575 in the first nine months of 2024. Average commodity pricing for natural gas for the first nine months of 2025 was $3.39 per MMBtu, 61.4% higher than the first nine months of 2024. During the first nine months of 2025, we self-monetized 33,345 RINs, representing a 294 RIN decrease (0.9%) compared to 33,639 RINs in the first nine months of 2024. Average pricing realized on RIN sales during the first nine months of 2025 was $2.34 as compared to $3.25 in the first nine months of 2024, a decrease of 28.0%. This compares to the average D3 RIN index price for the first nine months of 2025 of $2.32 as compared to $3.22 in the first nine months of 2024, a decrease of approximately 28.0%. At September 30, 2025, we had approximately 331 MMBtu available for RIN generation, 749 RINs generated and unseparated, and 10 RINs generated and unsold. At September 30, 2024, we had approximately 308 MMBtu available for RIN generation and 146 RINs generated and unsold. There were no RINS generated and unseparated at September 30, 2024.

Renewable Electricity Generation Revenues

We produced approximately 132 MWh in Renewable Electricity in the first nine months of 2025, a decrease of 8 MWh (5.7%) from 140 MWh in the first nine months of 2024. Our Security facility produced approximately 6 fewer MWh in the first nine months of 2025 compared to the first nine months of 2024 as a result of ceasing operations in connection with the first quarter of 2024 sale. Our Bowerman facility produced approximately 2 fewer MWh in the first nine months of 2025 compared to the first nine months of 2024 primarily related to the planned preventative engine maintenance that was completed in the first nine months of 2025.

Revenues from Renewable Electricity facilities in the first nine months of 2025 were $12,697, a decrease of $770 (5.7%) compared to $13,467 in the first nine months of 2024. The decrease is primarily driven by the decrease in our Bowerman facility production volumes and the cessation of operation at our Security facility.

In the first nine months of 2025, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs, as compared to 100.0% in the first nine months of 2024. This provides us with certainty of price resulting from our Renewable Electricity sites.

Expenses for the Nine Months Ended September 30, 2025 and 2024

General and Administrative Expenses

Total general and administrative expenses were $24,310 for the first nine months of 2025, a decrease of $3,892 (13.8%) compared to $28,202 for the first nine months of 2024. The decrease was primarily related to the accelerated vesting of certain restricted share awards as a result of the termination of an employee in the first nine months of 2024.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the first nine months of 2025 were $44,970, an increase of $6,341 (16.4%) as compared to $38,629 in the first nine months of 2024. Our Apex facility operating maintenance expenses increased approximately $1,724 primarily related to increased utility expense, the timing of maintenance related to gas processing equipment, increased media change outs, as well as a wellfield operational enhancement program. Our Rumpke facility operating maintenance expenses increased approximately $1,518 primarily related to a wellfield operational enhancement program, increased media change outs, and increased utility expense. Our Atascocita facility operating maintenance expenses increased approximately $1,168 primarily due to gas processing equipment maintenance, timing of media change outs, a wellfield operational enhancement program, and increased utility expense. Our McCarty facility operating maintenance expenses increased approximately $776 primarily related to increased media change outs, timing of maintenance related to gas processing equipment as well as a wellfield operational enhancement program. Our Coastal facility operating maintenance expenses increased approximately $498 primarily related to media change outs. Our Monroeville facility operating maintenance expenses increased approximately $224 primarily related to a process equipment failure.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities for the first nine months of 2025 were $23,757, a decrease of $1,449 (5.7%) compared to $25,206 in the first nine months of 2024. We recorded an increase to our Pico facility earnout of approximately 13.4% during the first nine months of 2025. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 19.9% for the first nine months of 2025 from 18.7% in the first nine months of 2024.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the first nine months of 2025 were $10,748, an increase of $1,036 (10.7%) compared to $9,712 in the first nine months of 2024. The increase was primarily driven by an increase in non-capitalizable costs at our Montauk Ag Renewables projects.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first nine months of 2025 were $1,414, a decrease of $82 (5.5%) compared to $1,496 in the first nine months of 2024. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses remained unchanged at 11.1%.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the first nine months of 2025 were $25,172, a decrease of $1,530 (5.7%) compared to $26,702 in the first nine months of 2024.

Depreciation

Depreciation and amortization in the first nine months of 2025 was $21,634, an increase of $4,329 (25.0%) compared to $17,305 in the first nine months of 2024. The increase was primarily driven by the timing of wellfield and maintenance capital investments placed into service and our Second Apex RNG Facility project being placed into service.

Impairment loss

We calculated and recorded impairment losses of $2,472 in the first nine months of 2025, an increase of $1,240 (100.6%) compared to $1,232 in the first nine months of 2024. The impairment losses in the first nine months of 2025 primarily relate to a development project RNG interconnection for which the local utility is no longer accepting RNG into its distribution system. All associated costs related to the interconnection were impaired and specifically identified assets deemed obsolete or non-operable. The impairment losses in the first nine months of 2024 primarily relate to the remaining book value of assets at the Security facility and various RNG equipment that was deemed obsolete for current operations.

Other Expenses

Other expenses in the first nine months of 2025 was $3,533, an increase of $497 (16.4%) compared to $3,036 in the first nine months of 2024. The increase is primarily related to proceeds received from the sale of gas rights ahead of the fuel supply agreement expiration of our Security facility in the first nine months of 2024 which is offset by decreased interest expense of $752.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2025 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21.0% primarily due to the benefit from production tax credits.

The effective tax rate of 27.7% for the nine months ended September 30, 2025 was lower than the rate for the nine months ended September 30, 2024 of 20.6% primarily due to due to discrete events related to the vesting of restricted grants on stock compensation offset by tax benefits related to production and investment tax credit as compared to year-to-date pre-tax book loss.

Operating (Loss) Income for the Nine Months Ended September 30, 2025 and 2024

Operating income in the first nine months of 2025 was $2,501, a decrease of $23,443 (90.4%) compared to $25,944 in the first nine months of 2024. RNG operating income for the first nine months of 2025 was $30,630, a decrease of $26,281 (46.2%) compared to $56,911 in the first nine months of 2024. Renewable Electricity Generation operating loss for the first nine months of 2025 was $3,534, an increase of $1,324 (59.9%) compared to $2,210 for the first nine months of 2024.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income, which is the most directly comparable GAAP measure, for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024
Net Income	$5,205	$17,048
Depreciation, depletion and amortization	8,341	6,048
Interest expense	1,074	1,835
Income tax (benefit) expense	(1,845)	3,965
Consolidated EBITDA	12,775	28,896

Impairment loss (1)	48	533
Net loss on sale of assets	—	1
Adjusted EBITDA	$12,823	$29,430

(1)
We recorded impairment losses of $48 and $533 for the three months ended September 30, 2025 and 2024, respectively. The impairment losses for the three months ended September 30, 2025 and 2024, primarily relate to specifically identified assets deemed obsolete or non-operable.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net (loss) income, which is the most directly comparable GAAP measure, for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
Net (loss) income	$(746)	$18,186
Depreciation, depletion and amortization	21,634	17,305
Interest expense	3,533	4,285
Income tax (benefit) expense	(286)	4,722
Consolidated EBITDA	24,135	44,498

Impairment loss (1)	2,472	1,232
Net loss of sale of assets	36	72
Transaction costs	—	61
Adjusted EBITDA	$26,643	$45,863

(1)
We recorded impairment losses of $2,472 and $1,232 for the nine months ended September 30, 2025 and 2024, respectively. The impairment losses for the nine months ended September 30, 2025 primarily relate to a development project RNG interconnection for which the local utility is no longer accepting RNG into its distribution system. The impairment losses for the nine months ended September 30, 2024 primarily relate to the remaining book value of assets at the Security facility and various RNG equipment that was deemed obsolete for current operations.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2025 and September 30, 2024, our cash and cash equivalents, net of restricted cash, was $6,766 and $54,973, respectively. We intend to fund development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.

At September 30, 2025, we had debt before debt issuance costs of $67,000, compared to debt before debt issuance costs of $56,000 at December 31, 2024.

Our debt before issuance costs (in thousands) are as follows:

	September 30, 2025	December 31, 2024
Term loan	$47,000	$56,000
Revolving credit facility	20,000	—
Debt before debt issuance costs	$67,000	$56,000

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

As of September 30, 2025, $47,000 was outstanding under the term loan and we had $20,000 of outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $3,000 through 2026, with a final payment of $32,000 in late 2026 with an interest rate of 5.56% and 6.01% at September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.

For additional information regarding the Amended Credit Agreement, see Note 13— Debt to our unaudited condensed consolidated financial statements.

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2025 capital expenditures to range between $14,000 and $16,000. Our 2025 non-development capital plans include annual preventative maintenance expenditures, annual wellfield expansion projects, and other specific facility improvements. Additionally, we estimate that our existing 2025 development capital expenditures will range between $90,000 and $120,000. The majority of our ongoing 2025 development capital expenditures are related to our ongoing development of Montauk Ag Renewables, the Bowerman RNG project, and the EENA CO2 project. To a lesser extent in 2025, the Tulsa RNG project and our Rumpke RNG relocation project will incur development capital expenditures. Our Amended Credit Agreement provides us with a $120,000 revolving credit facility, with a $75,000 accordion option, providing us with access to additional capital to implement our acquisition and development strategy.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$29,997	$43,071
Investing activities	(79,219)	(54,129)
Financing activities	10,421	(7,755)
Net decrease in cash and cash equivalents	(38,801)	(18,813)
Restricted cash, end of the period	437	456
Cash and cash equivalents, end of period	7,203	55,429

For the first nine months of 2025, we generated $29,997 of cash provided by operating activities compared to $43,071 in the first nine months of 2024. For the first nine months of 2025, income and adjustments to income from operating activities provided $29,319 compared to income and adjustments to income provided $46,737 in first nine months of 2024. Working capital and other assets and liabilities provided $678 in the first nine months of 2025 compared to working capital and other assets and liabilities used $3,666 in the first nine months of 2024.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. Our capital expenditures for the first nine months of 2025 were $75,106, of which $51,895, $8,533, and $7,536 were related to the Montauk Ag Renewables in North Carolina, Rumpke RNG relocation project, and our second Apex RNG facility, respectively.

Our net cash flows provided by financing activities of $10,421 for the first nine months of 2025 increased by $18,176 compared to cash used in financing activities in the first nine months of 2024 of $7,755 as a result of proceeds received from our revolving credit agreement.

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

We have contractual obligations under our debt agreement, including interest payments and principal repayments. See Note 13 in the unaudited condensed consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During the first nine months of 2025, we had $3,321 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no draw downs on these outstanding letters of credit. During the first nine months of 2024, we did not have off-balance sheet arrangements other than outstanding letters of credit of $2,185.

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

Finite-Lived Asset Impairment

In accordance with FASB ASC Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material. We identified discrete events and recorded an impairment of $48 and $533 for the three months ended September 30, 2025 and 2024, respectively and $2,472 and $1,232 for the nine months ended September 30, 2025 and 2024, respectively. See Note 3 in the unaudited condensed consolidated financial statements for further information related to asset impairments.

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

November 5, 2025	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Accounting Officer)