Form 10-K
period 2025-12-31
Montauk Renewables, Inc.
filed 2026-03-11
CIK 1826600

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025;

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the Nasdaq Capital Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $102,481,143.

The number of outstanding shares of the registrant’s common stock on March 6, 2026 was 142,341,139 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held in 2026 (the “Proxy Statement”), which definitive proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

-ii-

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of U.S. federal securities laws that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. Forward-looking statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “strive,” “aim,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our future results of operations, financial condition, expectations and plans, including those related to the Montauk Ag project in North Carolina, the GreenWave joint venture, the Bowerman RNG Facility, the delivery of biogenic carbon dioxide volumes to European Energy, the Emvolon collaboration and pilot project, the Rumpke RNG Relocation project, the Tulsa facility project, the resolution of gas collection issues at the McCarty facility, the delays and cancellations of landfill host wellfield expansion projects, the mitigation of wellfield extraction environmental factors at the Rumpke and Apex facilities, how we may monetize RNG production and weather-related anomalies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•
our ability to develop and operate new renewable energy projects, including with livestock farms, and related challenges associated with new projects, such as achieving anticipated levels of energy output on a sustained basis, identifying suitable locations, obtaining and refinancing or otherwise repaying acquisition financing, and unexpected delays in construction and development;
•
reduction or elimination of government loans, subsidies and other economic incentives to the renewable energy market, as a result of the current presidential administration and otherwise;
•
the inability to complete strategic development opportunities;
•
widespread manmade, natural and other disasters (including severe weather events), health emergencies, dislocations, geopolitical instabilities or events, domestic protests and other forms of civil unrest, terrorist activities, international hostilities, government shutdowns, political elections, security breaches, cyberattacks or other extraordinary events that impact general economic conditions, financial markets and/or our business and operating results;
•
taxes, tariffs, duties or other assessments on equipment necessary to generate or deliver renewable energy or continued inflation that raise our operating costs and increase the construction costs of our existing or new projects;
•
rising interest rates increase the borrowing costs of indebtedness;
•
the failure to attract and retain qualified personnel or a possible increased reliance on third-party contractors as a result, and the potential unenforceability of non-compete clauses with our employees;
•
the length of development and optimization cycles for new projects, including the design and construction processes for our livestock farm and other renewable energy projects;
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
•
our outstanding indebtedness, ability to refinance indebtedness at acceptable rates or at all and restrictions under existing and future indebtedness;
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
•
increased competition in our markets;
•
ability to keep up with technology innovations;
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
•
We may not be able to obtamin long-term contracts for the sale of power produced by our projects on favorable terms and we may not meet certain milestones and other performance criteria under existing PPAs.
•
Our commercial success depends on our ability to identify, acquire, develop and operate individual renewable energy projects, as well as our ability to maintain and expand production at our current projects.
•
There may not be sufficient demand for renewable energy or the associated Environmental Attributes.
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
•
We plan to expand our business in part through developing RNG recovery projects at landfills and livestock farms, including our Turkey, North Carolina location, but we may not be successful.
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
•
Our projects may be limited by our ability to dispense fuel to separate RINs and the volatility of the price of RINs.
•
We are exposed to the risk of fluctuations in commodity prices.
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

-v-

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

-vi-

PART I

ITEM 1. BUSINESS.

Unless the context requires otherwise, references to “Montauk,” the “Company,” “we,” “us” or “our” refer to Montauk Renewables, Inc. and its consolidated subsidiaries. Additionally, amounts are in thousands unless indicated otherwise.

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

In January 2021, we closed the initial public offering of our common stock on the Nasdaq Capital Market with the shares traded under the symbol “MNTK.” Our common stock is also secondarily listed on the Johannesburg Stock Exchange under the trading symbol “MKR.”

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

Renewable Electricity

Renewable electricity is generated using gas-fueled engines or turbine-driven electrical generators, which are designed to operate efficiently on medium-Btu gas. As such, electricity generation typically involves producing medium-Btu gas, which is then pumped into a generating facility. Electricity is a commodity that trades and is priced on a regional basis in and among regional control areas. Pricing for commodity-sold electricity can be based on day-ahead prices for scheduled deliveries or hourly, real-time prices for unscheduled deliveries. Prices vary across the country based on weather, load patterns and local or regional power and transmission restrictions. The Renewable Electricity produced at our biogas-to-electricity projects is sold under long-term contracts to creditworthy counterparties, typically under a fixed price with escalators. The terms of these contracts range up to 18 years, excluding renewal periods, with a weighted average remaining tenure of 16 years, based on 2025 electricity production.

Environmental Attributes

When used as a transportation fuel or to produce electricity, RNG can generate additional revenue streams through the generation and sale of Environmental Attributes under various programs, including the national renewable fuels standard and state-level California LCFS. The Environmental Attributes that we generate and sell are composed of RINs and LCFS credits, which are generated from the conversion of biogas to RNG that is used as a transportation fuel, as well as RECs generated from the conversion of biogas to Renewable Electricity. In addition to revenues generated from our product sales, we also generate revenues by providing various value-added services to certain of our biogas site partners. In 2025 and 2024, our projects generated approximately 4.6% and 6.2%, respectively, of all CNG and LNG D3 RINs in the United States. During 2021, we entered into an agreement to sell a portion of our production as a renewable component of refinery fuel exports into the European Union’s Renewable Energy Directive from certain RNG production facilities that have achieved International Sustainability & Carbon Certification registration. This diversification strategy accounted for approximately 0.9% of the reduction in generation of D3 RINs in 2025. We continue to sell a portion of our production as a renewable component of refinery fuel exports.

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

RINs are saleable regulatory credits that represent a quantity of qualifying fuel and are used by refiners and importers to evidence compliance with their RFS obligations. Given that the RFS is a national program, the price of a RIN is the same anywhere in the United States. The RFS program originally contemplated 1.75 billion gallons of fuel from cellulosic biofuels by 2014, the use of which would be tracked through D3 RINs. However, cellulosic biofuel production grew slower than expected and prompted the EPA to expand the definition of biofuels that could qualify for D3 RINs to include fuels from cellulosic biogas, including biogas from landfills, livestock farms, and WRRFs. This significantly increased the quantity of D3 RINs produced, with production increasing to approximately 33 million net RINs in 2014 and approximately 923 million net RINs in 2024. In addition, given the historic shortage in supply of D3 RINs to meet blending requirements, the EPA allows obligated refiners to satisfy RFS compliance obligations for D3 RINs by either purchasing CWC plus D5 RINs or by purchasing D3 RINs. CWC prices were set annually and were typically published by the EPA each November. Historically, the value of a D3 RIN is therefore a derivative of the market price for D5 RINs and CWCs, which in turn, are inversely linked to the wholesale price of gasoline. On July 12, 2023, the EPA issued final rules in the Federal Register which indicated that it will not be utilizing its cellulosic waiver authority to reduce cellulosic biofuel volume for 2023-2025, thus CWCs will not be available unless actual production is lower than the RVO. On December 5, 2024, the EPA proposed rules to partially waive the 2024 cellulosic biofuel volume requirement using the general waiver authority and revise the associated percentage standard under the RFS. This rule was finalized on July 7, 2025. The EPA made CWCs available for purchase under the final rule along with the partial waiver of the 2024 cellulosic biofuel volume requirement. The final rule also requires the use of a new data source for the average wholesale price of gasoline to be used in the calculation of the CWC price.

The EPA proposed the 2026 and 2027 RVOs, and a Partial Waiver of the 2025 Cellulosic Biofuel Volume Requirement on June 17, 2025. On August 22, 2025, the EPA issued decisions on 175 Small Refinery Exemptions (SREs) for the years 2023-2025. EPA subsequently proposed a Supplemental Rule (referred to as the SRE reallocation volume) on September 18, 2025, which would account for the for 2023-2025 exempted RVOs. EPA co-proposed SRE reallocation volumes that would account for 100 percent or 50 percent of the exemptions granted for the 2023-2025 compliance years. EPA is aiming to finalize new biofuel mandates for 2025, 2026 and 2027 along with the Supplemental Rule in late March 2026.

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

The value of an CA LCFS credit varies according to the CI value of the fuel source as determined by CARB. Fuels that have a lower CI score benefit from a higher percentage of a CA LCFS credit. RNG from LFG and livestock digester biogas that are used as a transportation fuel both qualify for CA LCFS credits. The number of CA LCFS credits for RNG from livestock digesters is significantly higher than the number of CA LCFS credits for RNG from landfills, due to the relative CI scores of the two fuels. Fuel that is eligible for RINs can also receive CA LCFS credits. As a result, CA LCFS credits represent a revenue stream incremental to the value RNG producers receive for RINs. For livestock digester RNG projects, CA LCFS credits are a substantial revenue driver. We have one project that is currently approved and eligible to earn CA LCFS credits, which is a livestock digester RNG project. Because of the growth in the number of RNG projects developed in 2023-2025, the CA LCFS program has been saturated in credits. As a result, the lower CI score projects (e.g. livestock digester RNG projects) have the financial advantage of being accepted into the LCFS program. The revenue generated by CA LCFS credits will increase as we continue to develop dairy or livestock manure projects as long as construction on these type of projects is started before December 31, 2029. The LCFS program includes a targeted phase-out of all “avoided methane” credits for dairy and livestock manure projects by 2040.

On January 3, 2025, CARB submitted to the State of California Office of Administrative Law proposed amendments to the LCFS regulations. California’s amended LCFS regulations officially took effect on July 1, 2025, setting more aggressive carbon intensity reduction targets, 30% by 2030 and 90% by 2045.

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

As part of our overall capacity expansion at the Pico facility, in 2021 and 2024, we undertook significant efforts to improve the performance of the existing digestion process at our Pico facility. We temporarily idled RNG production at this facility in order to clean out settled solids in the digester, replace the cover of the digester, and make various other efficiency improvements. The dairy began delivering the first and second increases in feedstock during the third quarter of 2022 and we have made two payments to the dairy as required in the Pico Feedstock Amendment. The improved efficiencies of our existing digestion process and the water management improvements have enabled us to process the increased feedstock volumes. We completed the design of the digestion capacity expansion project in 2022, commenced construction of the digestion expansion, and commissioned the digestion expansion project in 2024. In 2025, we made the final payment to the dairy as required under the Pico Feedstock Amendment and the dairy began delivering the final increase in feedstock volumes.

CARB finalized in the first quarter of 2023 Pico's initial CI Score Pathway model. We have been recognizing revenues from RINs and LCFS credits since the fourth quarter of 2022.

As a result of the 2025 Annual Fuel Pathway Report ("AFPR") review, our CI score worsened. The worsening CI score is primarily due to increased biogas upgrading and fugitive emissions from the biogas upgrading process. We are currently conducting an analysis to determine the benefit of installing a combustion device to eliminate fugitive emissions. As a result of this, we may be subject to a claw back of LCFS credits related to the overgeneration of LCFS credits using the old CI Score. While we do not believe the penalty applies to us, the legislation does allow for a penalty of four times the number of LCFS credits to be taken away from a producer as a penalty if its score is lowered. As a result, the number of LCFS credits for RNG generated at our dairy farm project will decline.

Montauk Ag Renewables

In 2021, Montauk Ag Renewables purchased technology and assets (the “Montauk Ag Renewables Acquisition”) to recover residual natural resources from swine waste and to refine and recycle such waste products through proprietary and other processes to produce high quality renewable natural gas, renewable electricity, North Carolina swine RECs and micronutrient organic fertilizer alternatives. Upon completion of the first phase of the project, we expect that it will annually produce 41 MWh of electric power, approximately 120 RECs and 870 tons of organic fertilizer alternative. We have entered into a ten-year agreement to sell all of the renewable electricity generated by the project. Furthermore, we have signed a REC agreement with Duke Energy for 47 RECs. We currently expect the first phase capital investment to be approximately $200,000 and have spent approximately $140,000 as of December 31, 2025. We expect our production and revenue generation activities to commence in April 2026.

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

Optimize Existing Assets and Project Portfolio and Opportunistically Develop New Projects

Expanding Operations at Existing Project Sites. We monitor biogas supply availability across our portfolio and seek to maximize production at existing projects by expanding operations when economically feasible. Most of our landfill locations continue to accept waste deliveries and the available LFG at these sites is expected to increase over time, which we expect to support expanded production. In 2025, this has allowed us to maintain average production availability of approximately 89% at our RNG projects and 92% at our Renewable Electricity projects.

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

In addition to monitoring biogas supply, we are incorporating similar collection and processing used for our biogas supply to our byproduct streams to capture, clean, and liquefy biogenic carbon dioxide at our existing projects. In 2024, we announced our first agreement for certain of our Texas facilities related to biogenic carbon dioxide collection.

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

Our Current Operating Portfolio

We currently own and operate 13 projects, 11 of which are RNG projects and two of which are Renewable Electricity projects. We are currently in the process of expanding two RNG projects from LFG. We are also working on other projects which will repurpose equipment from existing biogas facilities for use at new project sites. The below graphic does not include the Montauk Ag project, which is currently under development.

				Renewable Natural Gas
				Site	COD(1)	Capacity (MMBtu/ day) (2)	Source
				Rumpke Cincinnati, OH	1986	7,271	Landfill
				Atascocita Humble, TX	2002*/ 2018	5,570	Landfill
				McCarty Houston, TX	1986	4,415	Landfill
				Apex Amsterdam, OH	2018/2025	5,273	Landfill
				Monroeville Monroeville, PA	2004	2,372	Landfill
				Valley Harrison City, PA	2004	2,372	Landfill
				Galveston Galveston, TX	2019	1,857	Landfill
Renewable Electricity Generation				Raeger Johnston, PA	2006	1,857	Landfill
Site	COD (1)	Capacity (MW)	Source	Shade Cairnbrook, PA	2007	1,857	Landfill (3)
Bowerman Irvine, CA	2016	23.6	Landfill	Coastal Plains Alvin, TX	2020	1,775	Landfill
AEL Sand Spring, OK	2013	3.2	Landfill	Pico Jerome, ID	2020	903	Livestock (Dairy)
Total Capacity (MW)		26.8		Total Capacity (MMBtu)		35,522

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

We have a long history of operating our projects with partners, with our oldest relationship going back nearly 50 years. On average, we have had an approximate 20-year history with our current project site owners. As of December 31, 2025, our operating RNG projects have an average expected remaining useful life of approximately 17 years and our operating Renewable Electricity projects have an average expected remaining useful life of approximately 33 years, including renewal periods.

Approximately 63% of our 2025 RNG production has been monetized under fuel supply agreements with expiration dates more than 15 years from December 31, 2025. Approximately 94% of our 2025 Renewable Electricity production has been monetized under fuel supply agreements with expiration dates more than 15 years from December 31, 2025. Concurrent with our fuel supply agreements, we typically enter into property leases with our project hosts, which govern access rights, permitted activities, easements and other property rights. We own all equipment and facilities on each leased property, other than equipment provided by utility companies providing services on-site. Lease termination typically requires the restoration of the leased area to its original condition. We have successfully ended leases on six of our former facilities.

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

RNG Projects

We currently own and operate 11 RNG projects across four states: Ohio (two), Pennsylvania (four), Texas (four) and Idaho (one) which, in the aggregate, have a total design capacity of approximately 35,9522 MMBtu/day.

RNG Projects

Site	Location	Capacity*
Rumpke	Cincinnati, OH	7,271 MMBtu/day
Atascocita	Humble, TX	5,570 MMBtu/day
McCarty	Houston, TX	4,415 MMBtu/day
Apex (1)	Amsterdam, OH	5,273 MMBtu/day
Monroeville	Monroeville, PA	2,372 MMBtu/day
Valley	Harrison City, PA	2,372 MMBtu/day
Galveston	Galveston, TX	1,857 MMBtu/day
Raeger Mountain	Johnstown, PA	1,857 MMBtu/day
Shade	Cairnbrook, PA	1,857 MMBtu/day
Coastal Plains	Alvin, TX	1,775 MMBtu/day
Pico	Jerome, ID	903 MMBtu/day
Total		35,522 MMBtu/day

(1) Includes the capacity for our second Apex Facility, which was commissioned in 2025.

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

Fuel Supply Agreement Summary

RNG Projects

Fuel Supply Agreement Expiration Dates	Current Sites as of December 31, 2025	% of 2025 Total RNG Production
Within 0-5 years	2	3.0%
Between 6-15 years	3	34.0%
Greater than 15 years	6	63.0%

Renewable Electricity Projects

Fuel Supply Agreement Expiration Dates	Current Sites as of December 31, 2025	% of 2025 Total Renewable Electricity Production
Within 0-5 years	—	—%
Between 6-15 years	—	—%
Greater than 15 years(1)	2	93.8%

(1)
Our Pico project continues to generate both RNG and Renewable Electricity and is accounted for above in the RNG Projects summary.

Customers

Our customers for RNG and RINs typically include large, long-term owner-operators of landfills and livestock farms, local utilities, and large refiners in the natural gas and refining sectors. Royalty structures included in our agreements, as well as the large size of our counterparties, limit their credit risk. Valero and Exxon represented approximately 17.4% and 11.3%, respectively, of our operating revenues in 2025 from the sale of Environmental Attributes. We sell RINs to numerous RIN off-take parties and our largest RIN off-taker as a percentage of revenue can vary year to year given the short-term nature of these contracts. In addition to revenues from sales of RNG and RINs, we also share a portion of our Environmental Attributes with our pathway providers as in-kind consideration for the counterparty using our RNG as a transportation fuel.

Our customers for electricity typically include investor-owned and municipal electricity utilities. For the sale of Renewable Electricity and RECs, the City of Anaheim represented approximately 9.3% of our operating revenues in 2025. These sales occurred under a PPA between us and the City of Anaheim, in which electricity and RECs are sold at fixed prices. In 2025, we converted 100% of the monetization of our Renewable Electricity production and Environmental Attributes under fixed-price agreements. For our electricity sales, all of our customers with whom we have off-take agreements are investment-grade entities with low credit risk.

No other single customer represented more than 10% of our total 2025 operating revenues.

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

In 2025, we made a substantial investment in a centralized Enterprise Resource Planning (“ERP”) system Microsoft Dynamics 365. It allows us to better integrate operations across our projects. This system centralizes maintenance operations across all of our projects. Our proactive approach to maintenance, corrective maintenance, root cause analysis, failure reporting, project management, and budgeting are all completed using the ERP system.

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

Tax Regulation. The Inflation Reduction Act ("IRA" or the "Act") will be administered by multiple federal agencies including EPA, U.S. Department of Energy and the Internal Revenue Service of the U.S. Department of the Treasury. The goals of the IRA include incentivizing the development and production of renewable energy. We cannot speculate on exactly how the IRA will be implemented; however, the Act does contain numerous incentives for the production of clean energy which may impact our products. President Trump signed Executive Order 14154 in January 2025, which immediately paused the disbursement of funds under the IRA. The funding pause has been challenged by several states and the District of Columbia. The One Big Beautiful Bill Act was signed into law in July 2025 and, while we are still analyzing its potential impacts, we do not think that it will materially impact us.

Employees and Human Capital Resources

Employee Profile

We employed 189 people on December 31, 2025, located in California, Idaho, Ohio, Oklahoma, Pennsylvania, North Carolina and Texas. Our employee population is comprised of a mix of field operations personnel and office-based professionals. As of December 31, 2025, none of our employees were represented by a collective bargaining unit or labor union. We consider our employee relations to be good across our organization.

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

Our recordable cases and total recordable incident rate (“TRIR”), excluding COVID-19 related incidents, was 1.06 and 2.89 in 2025 and 2024, respectively. The 2024 TRIR national average was 2.4 for all industries. We continue to focus on practices and measures to lower our TRIR.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements and non-compete and license agreements to protect our intellectual property. We acquired certain technology in the Montauk Ag Renewables Acquisition for which we received a patent during 2021 with a term of 20 years. In 2022, we filed a provisional patent application pertaining to a combustion-based oxygen removal condensate neutralization technology we developed. The provisional patent covers a new low pH neutralization technology designed to mitigate unfavorable pH condensate that is produced when wastewater is removed from the biogas conversion process. In 2024, we filed a provisional patent application pertaining to a renewable natural gas processing skid that we developed. In 2025, we filed a provisional patent application pertaining to a mobile swine waste separation, collection and removal apparatus and method as well as a provisional patent application for a mixing and solids removal system that we developed for our manure digester in Jerome, Idaho. Further, GreenWave Energy Partners, LLC (“GreenWave”), of which we own 51%, has a provisional patent application filed in 2025 for dispensing of RNG through expanded Transportation Fuel uses under the RFS.

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

Information About Our Executive Officers

Below is a list of the names, ages, and positions of our executive officers, and a brief summary of the business experience of our executive officers (ages as of March 1, 2026).

Name	Age	Position
Sean F. McClain	51	President and Chief Executive Officer, Director
Kevin A. Van Asdalan	48	Chief Financial Officer and Treasurer
James A. Shaw	54	Chief Operating Officer
John Ciroli	55	Chief Legal Officer and Secretary
Sharon Frank	69	Vice President of Environmental, Health and Safety

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

James A. Shaw. Mr. Shaw has served as our Chief Operating Officer since October 2025. He served as our Vice President of Operations from January 2021 until September 2025 and as the Vice President of Operations of Montauk Energy Holdings from September 2019 until December 2020. He previously served as North Region Manager of Montauk Energy Holdings from May 2016 until September 2019 and held positions of increasing responsibility as a site manager from 2010 until 2016. Prior to joining Montauk, Mr. Shaw was a facility manager for SONY Electronics at the world’s first vertically integrated television manufacturing facilities. Mr. Shaw has more than 25 years of experience in facilities operations and management.

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

Landfills contain organic material whose decomposition causes the generation of gas consisting primarily of methane, which our RNG projects use to generate power or renewable natural gas, and carbon dioxide. The estimation of landfill gas production volume is an inexact process and dependent on many site-specific conditions, including the estimated annual waste volume, composition of waste, regional climate and the capacity and construction of the landfill. Production levels are subject to a number of additional risks, including a failure or wearing out of our or our landfill operators’, customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply or quality of the project’s source of biogas and faster than expected diminishment of such biogas supply; or volume disruption in our fuel supply collection system. Any extended interruption and/or volume disruption in the project’s operation, or failure of the project for any reason to generate the expected amount of output, could adversely affect our business and operating results. For example, certain of our Houston-based operating sites were impacted by severe weather events during the first nine month of 2024 including multiple day extended outages from Hurricane Beryl in July 2024. Furthermore, we produced fewer MMBtu and MWh in the third quarter of 2023 compared with the third quarter of 2022 due to dry weather conditions and higher ambient temperatures. In addition, we have in the past, and may in the future, incur material asset impairment charges if any of our renewable energy projects has operational issues that indicate our expected future cash flows from the project are less than the project’s carrying value. Any such impairment charge could adversely affect our operating results in the period in which the charge is recorded.

In addition, to maximize collection of LFG, we need to take various measures, such as drilling additional gas wells in the landfill to increase LFG collection, balancing the pressure on the gas field based on the data collected by the landfill operator from the gas wells to ensure optimum landfill gas utilization and ensuring that we match availability of engines and related equipment to availability of LFG. There can be no guarantee that we will be able to take all necessary measures to maximize collection. For example, we do not operate the wellfields at all sites. In addition, the LFG available to our projects is dependent in part on the actions of other persons, such as landfill operators. We may not be able to ensure responsible management of the landfill site by owners and operators or there could be a change in operations and maintenance providers that results in less effective operations. This could result in less-than-optimal gas generation or increase the likelihood of “hot spots” occurring. Hot spots can temporarily reduce the volume of gas which may be collected from a landfill site, resulting in a lower gas yield. Landfill owner negligence such as covering gas wells with landfill material and breaking gas lines could also result in decreased output. Other events that result in a reduction in LFG output include: extreme hot or cold temperatures or drought or excessive rainfall; liquid levels within a landfill increasing; oxidation within a landfill, which can kill the anaerobic microbes that produce landfill gas; and the buildup of sludge or inorganic materials (such as construction materials) that do not produce gases as they decompose.

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

A substantial portion of our revenues are generated from five project sites. For the years ended December 31, 2025 and 2024, excluding the effect of derivative instruments, approximately 67.7% and 69.1%, respectively, of operating revenues derived from these locations. During 2025, RNG production at our Rumpke, Atascocita, McCarty and Apex facilities accounted for approximately 20.7%, 20.3%, 16.0% and 7.7% of our RNG revenues, respectively, and 20.7%, 20.3%, 16.0% and 7.7% of the RNG we produced, respectively. During 2025, Renewable Electricity production at our Bowerman facility accounted for approximately 94.9% of our Renewable Electricity Generation revenues and 85.5% of the Renewable Electricity we produced during 2025. A lengthy interruption of production or transmission of renewable energy from one or more of these projects, due to a severe weather event, failure or degradation of our or a landfill operator’s equipment or interconnection transmission problems could have a disproportionate effect on our revenues and cash flow.

Our Atascocita, McCarty, Galveston and Coastal Plains projects are located within 20 miles of each other near Houston, Texas and six of our other RNG projects are in relatively close proximity to each other in Pennsylvania and Ohio. Regional events, such as gas transmission interruptions, regional availability of replacement parts and service in the event of equipment failures and severe weather events in either of those geographic regions have previously adversely affected, and if the future could adversely affect, our RNG production and transmission. These impacts are greater than would be if our business was more geographically diverse.

We have significant customer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

In 2025, RIN sales to Valero and ExxonMobil represented approximately 17.4% and 11.3%, respectively, of our operating revenue. In 2024, RIN sales to Valero, GE Warren, ExxonMobil and Mercuria represented approximately 17.6%, 15.7%, 13.8 and 11.8%, respectively, of our operating revenue. Five customers made up approximately 68.2% of our accounts receivable as of December 31, 2025 and December 31, 2024. Revenues from our largest customers may fluctuate from time to time based on our customers’ business needs, market conditions or other factors outside of our control. If any of our largest customers terminates its relationship with us, such termination could adversely affect our revenues and results of operations.

Our projects are not able to insure against all potential risks and may become subject to higher insurance premiums.

Our projects are exposed to the risks inherent in the construction and operation of renewable energy projects, such as breakdowns, manufacturing defects, extreme weather, natural disasters, terrorist attacks and sabotage. We are also exposed to environmental risks.

We have insurance policies covering certain risks associated with our business. Our insurance policies do not, however, cover all losses, including, in some situations, those because of force majeure, which is generally defined as events that are beyond the control of the parties. Even if insurance policies for some of our projects cover losses as a result of certain types of force majeure events, such coverage is subject to important limitations. Furthermore, insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Insurance coverage is not always available on commercially reasonable terms (if at all) and is often capped at predetermined limits. In addition, our insurance policies are subject to annual review by our insurers and may not be renewed on similar or favorable terms or at all. A serious uninsured loss or a loss significantly exceeding the limits of our insurance policies could adversely affect our business, financial condition and results of operations.

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

Our success depends on our ability to create and maintain a competitive position in the renewable energy industry. We do not have exclusive rights to many of the technologies that we utilize, and our competitors may currently use and may be planning to use identical, similar or superior technologies. In addition, our technologies may ultimately prove ineffective, may be hampered by frequent mechanical breakdowns, or rendered obsolete or uneconomical by technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others.

We may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or otherwise compete with our projects. We also encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

Our use and enjoyment of real property rights for our projects may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to our projects.

Our projects generally are, and any of our future projects are likely to be, located on land occupied pursuant to long-term easements, leases and rights of way. The ownership interests in the land subject to these easements, leases and rights-of-way may be subject to mortgages securing loans or other liens (such as tax liens) and other easements, lease rights and rights-of-way of third parties (such as leases of oil or mineral rights) that were created prior to our projects’ easements, leases and rights-of-way. As a result, certain of our projects’ rights under these easements, leases or rights-of-way may be subject, and subordinate, to the rights of those third parties. In the future, our existing projects may need new easements or rights-of-way and there is no guaranty that we will be able to secure these. For example, our Shade facility in Johnstown needs a change in the easement due to road construction. We may not be able to protect our operating projects against all risks of loss of our rights to use the land on which our projects are located, and any such loss or curtailment of our rights to use the land on which our projects are located and any increase in rent due on such lands could adversely affect our business, financial condition and results of operations.

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

We aim to maintain and grow our position as a leading producer of RNG in the United States. Our specific focus on the renewable energy sector exposes us to risks related to the supply of, demand for and the ultimate price of energy commodities and Environmental Attributes, inflation, taxes, tariffs, duties, or other assessments on necessary equipment, the cost of capital expenditures, government regulation, world and regional events and economic conditions, labor market conditions and the acceptance of alternative power sources. As a renewable energy producer, we may also be negatively affected by lower energy output resulting from variable inputs, mechanical breakdowns, faulty technology, competitive electricity markets or changes to the laws and regulations that mandate the use of renewable energy sources by refiners and importers of gasoline and diesel fuel and electric utilities.

In addition, several other factors related to the development and operation of individual renewable energy projects could adversely affect our business, including:

•
regulatory changes and statements and policies of the current presidential administration that make it more difficult and expensive for us to borrow and raise capital, reduce investment in the infrastructure we rely on and affect the demand for and supply of our RNG, REG, and the Environmental Attributes and the prices thereof, which have a significant effect on the financial performance of our projects and the number of potential projects with attractive economics;
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
•
substantial construction risks, including the risk of delay that may arise due to forces outside of our control, including those related to reduced parts supply, delays in parts supply, increased costs of parts, engineering and environmental problems, labor shortages and disruptions and adverse weather conditions;
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
•
a decrease in the availability and timeliness of delivery of raw materials and components necessary for the projects to develop and function, such as our collaboration with European Energy which relies on parts from Denmark, or an increase in the costs of raw materials and components due to, among other reasons, inflation, tariffs, duties, taxes or assessments;
•
obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations;
•
penalties, including potential termination, under short-term and long-term contracts for failing to deliver RNG, RECs, or REG in accordance with our contractual obligations;
•
unknown regulatory changes with respect to RECs, RINs, REG, or RNG which may increase the transportation cost for delivering under contracts in place;
•
the consent and authorization of local utilities or other energy development off-takers to ensure successful interconnection to energy grids to enable power sales; and
•
difficulties in identifying, obtaining and permitting suitable sites for new projects.

In addition, new projects have no operating history and may employ recently developed technology and equipment. The technology may not be successful or our use of intellectual property may be challenged for infringement. A new project may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss, which may adversely affect our business, financial condition or results of operations. This may also make it more difficult to obtain capital for new projects.

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

If there is not sufficient demand for renewable energy, or the associated Environmental Attributes, or if renewable energy projects do not develop or take longer to develop than we anticipate, we may be unable to achieve our investment objectives.

If demand for renewable energy or Environmental Attributes fails to grow sufficiently, we may be unable to achieve our business objectives. In addition, demand for renewable energy projects and Environmental Attributes in the markets and geographic regions that we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of renewable energy and demand for renewable energy projects, including:

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

We plan to expand our business in part through developing RNG recovery projects at landfills and livestock farms, including our Turkey, North Carolina location, but we may not be successful.

We plan to continue to develop new RNG projects at landfills and livestock farms but we may be unable to implement this growth strategy. We may not be able to identify suitable landfills and livestock farms on which to develop projects, reach agreements with landfill or livestock farm owners to develop RNG projects or arrange required financing for new projects. While the EPA has identified an additional 444 landfills as candidates for biogas projects, we believe that approximately 32 of these sites produce sufficient quantities of LFG to support commercial-scale projects, with 24 of the approximately 32 sites being operated by Waste Management or Republic Waste, with whom we would need to negotiate with to secure sufficient LFG rights to support an RNG project. In the future, additional candidate landfills may become economically viable as their growth increases LFG production and requires installation of LFG collection systems. However, the time and effort involved in attempting to identify suitable sites and development of new projects may divert members of our management from our operations.

While our Montauk AG swine manure facility in Turkey, North Carolina is scheduled to begin commercial operations in April 2026, we have experienced delays due to inclement weather, construction delays, mechanical breakdowns and failure of technology to perform as expected. As of December 31, 2025, we have spent approximately $142 million to develop the facility and expect that total capital investment will be approximately $200 million. There can be no assurances that the facility will produce the projected amount of renewable electricity and swine RECs or that the project will not need additional capital investment to become fully operational. Furthermore, while we are contracted to sell a portion of the swine RECs produced, we do not have a contract to sell all projected swine RECs we produce. There is no established market for swine RECs so we are unsure at what price we will be able to sell them, if we are able to sell them at all.

Our dairy farm project has, and any future digester project will have, different economic models and risk profiles than our landfill facilities, and we may not be able to achieve the operating results we expect from these projects.

Our Pico dairy farm project produces significantly less RNG than our landfill facilities. As a result, we are even more dependent on the LCFS credits and RINs produced at our dairy farm project than on the RINs produced at our landfill facilities for the project’s commercial viability. As a result of the 2025 AFPR review, our CI score worsened. The worsening CI score is primarily due to increased biogas upgrading and fugitive emissions from the biogas upgrading process. We are currently conducting an analysis to determine the benefit of installing a combustion device to eliminate fugitive emissions. As a result of this, we may be subject to a claw back of LCFS credits related to the overgeneration of LCFS credits using the old CI Score. While we do not believe the penalty applies to us, the legislation does allow for a penalty of four times the number of LCFS credits to be taken away from a producer as a penalty if its score is lowered. As a result, the number of LCFS credits for RNG generated at our dairy farm project will decline. Additionally, revenue from LCFS credits also depends on the price per LCFS credit, which is driven by various market forces, including the supply of and demand for LCFS credits, which in turn depends on the demand for traditional transportation fuel and the supply of renewable fuel from other renewable energy sources, and mandated CI targets, which determine the number of LCFS credits required to offset LCFS deficits, and which increase over time. Fluctuations in the price of LCFS credits or the number of LCFS credits assigned will have a significantly greater impact on the success of our dairy farm project than the value that RINs have on our landfill facilities. A significant decline in the value of LCFS credits could require us to incur an impairment charge on our dairy farm project and could adversely affect our business, financial condition and results of operations.

While we currently focus on converting methane into renewable energy, in the future we may decide to expand our strategy to include other types of projects. Any future energy projects may present unforeseen challenges and result in a competitive disadvantage relative to our more established competitors.

Our business is currently focused on converting methane into renewable energy. In the future, we may expand our strategy to include other types of projects. We cannot assure you that we will be able to identify attractive opportunities outside of our current area of focus or acquire or develop such projects at a price and on terms that are attractive or that, once acquired or developed, such projects will operate profitably. Risks include a lack of supply offtake, lower than expected prices for generated supplies, malfunctioning equipment, unsuccessful new technologies, and intellectual property challenges. In addition, these projects could expose us to increased operating costs, unforeseen liabilities or risks, and regulatory and environmental concerns associated with entering into new sectors of the energy industry, including requiring a disproportionate amount of our management’s attention and resources, which could adversely affect our business, as well as place us at a competitive disadvantage relative to more established market participants. A failure to successfully integrate such new projects into our existing project portfolio as a result of unforeseen operational difficulties or otherwise, could adversely affect our business, financial condition and results of operations.

The profitability of our renewable fuel projects may be limited by our ability to dispense fuel to separate RINs and the volatility of the price of RINs.

A RIN is separated by dispensing RNG through permitted channels. If we are unable to dispense RNG through such permitted channels because of a lack of demand, we are unable to separate RINs. Furthermore, if the supply of RNG to be separated through the permitted channels is greater than the demand for the RNG, the price we pay to separate the RIN could be higher.

Furthermore, the price of Environmental Attributes, including RINs, is driven by various market forces, including regulatory action, gasoline prices and the availability of renewable fuel from other renewable energy sources and conventional energy sources. For example, following the EPA’s issuance of annual Renewable Volume Obligations in recent years, market prices for certain RIN categories have experienced significant volatility in response to changes in mandated volumes, compliance flexibility, and market expectations. In addition, refiners are permitted to carry over up to 20% of RINs generated for one calendar year to satisfy their RVOs for the following year. As a result, we are generally only able to sell RINs on a forward basis for the year in which the RINs are generated and the subsequent year.

We may be unable to manage the risk of volatility in RIN pricing for all or a portion of our revenues from RINs, which would expose us to the volatility of commodity prices with respect to all or the portion of RINs that we are unable to sell through forward contracts, including risks resulting from changes in regulations, general economic conditions and changes in the level of renewable energy generation. We expect quarterly variations in the revenues from the projects in which we generate revenue from the sale of RINs that we are unable to sell through forward contracts and may experience reduced revenues if we are unable to separate RINs through the dispensing of produced RNG through permitted channels or reduced net income if we must pay a higher price to separate such RINs due to excess supply.

Our revenues may be subject to the risk of fluctuations in commodity prices.

The operations and financial performance of projects in the renewable energy sectors may be affected by the prices of energy commodities, such as natural gas, wholesale electricity and other energy-related products. For example, the price of renewable energy resources changes in relation to the market prices of natural gas and electricity. The market price for natural gas is sensitive to cyclical demand and capacity supply, changes in weather patterns (including extreme temperatures spells), natural gas storage levels, natural gas production levels, general economic and geopolitical conditions (including the current conflict in the Middle East) and the volume of natural gas imports and exports. The market price of electricity is sensitive to changes in demand and capacity supply (including both cyclical demand and increased long term demand due to, among others, data storage centers and artificial intelligence), and in the economy and geopolitical conditions, as well as to regulatory trends and developments impacting electricity market rules and pricing, transmission development and investment to power markets within the United States and in other jurisdictions through interconnects and other external factors outside of the control of renewable energy power-producing projects. Volatility of commodity prices also creates volatility in the prices of Environmental Attributes, which are inversely related to the wholesale price of unleaded gasoline. In addition, volatility of commodity prices, such as the market price of gas and electricity, may also make it more difficult for us to raise any additional capital for our renewable energy projects that may be necessary to operate, to the extent that market participants perceive that a project’s performance may be tied directly or indirectly to commodity prices. Accordingly, the potential revenues and cash flows of these projects may be volatile and adversely affect the value of our investments.

Our off-take agreements for the sale of RNG are typically shorter in duration than our fuel supply agreements. Accordingly, if we are unable to renew or replace an off-take agreement for a project for which we continue to produce RNG, we would be subject to the risks associated with selling the RNG produced at that project at then-current market prices. We may be required to make such sales at a time when the market price for natural gas as a whole or in the region where that project is located is depressed. If this were to occur, we would be subject to the volatility of gas prices and be unable to predict our revenues from such project, and the sales prices for such RNG may be lower than what we could sell the RNG for under an off-take agreement.

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

We depend on Environmental Attributes, which are federal, state and local government incentives in the United States, provided in the form of RINs, RECs, LCFS credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy. RINs are created through the RFS program administered by the EPA, which requires transportation fuel sold in the United States to contain a minimum volume of renewable fuel and has historically permitted refineries and importers of transportation fuel to satisfy their RVOs by purchasing either (i) D5 RINs and cellulosic waiver credits (“CWCs”) or (ii) D3 RINs. In a December 1, 2022 proposed rule, EPA proposed to not utilize its cellulosic waiver authority for the years 2023-2025. However, if actual production is lower than the RVO, the EPA will have discretion to utilize CWC. This rule was finalized on July 12, 2023. On December 12, 2024, EPA proposed a partial waiver of 2024 Cellulosic Biofuel Volume Requirements due to the projected shortfall of D3 RINs available to meet the 2024 RVO. This rule was finalized on July 7, 2025. EPA made CWCs available for purchase under the final rule along with the partial waiver of the 2024 cellulosic biofuel volume requirement. The final rule also requires the use of a new data source for the average wholesale price of gasoline to be used in the calculation of the CWC price. The EPA proposed the 2026 and 2027 RVOs and a Partial Waiver of the 2025 Cellulosic Biofuel Volume Requirement on June 17, 2025. On August 22, 2025, the EPA issued decisions on 175 Small Refinery Exemptions (SREs) for the years 2023-2025. EPA subsequently proposed a Supplemental Rule (referred to as the SRE reallocation volume) on September 18, 2025, which would account for the for 2023-2025 exempted RVOs. EPA co-proposed SRE reallocation volumes that would account for 100 percent or 50 percent of the exemptions granted for the 2023-2025 compliance years. EPA is aiming to finalize new biofuel mandates for 2025, 2026 and 2027 along with the Supplemental Rule in late March 2026. RECs are created through state law requirements for utilities to purchase a portion of their energy from renewable energy sources. Approximately, 67% and 74% of our operating revenues for 2025 and 2024, respectively, were generated from the sale of Environmental Attributes. These government economic incentives could be reduced or eliminated altogether or interpretations of existing regulations or the categories of renewable energy qualifying for such government economic incentives could be changed. These renewable energy program incentives are subject to regulatory oversight and could be administratively or legislatively changed in a manner that could adversely affect our operations. Reductions in, changes to, or eliminations or expirations of governmental incentives could result in decreased demand for, and lower revenues from, our projects. Changes in the level or structure of the RPS of a state for electricity could also result in a decline in our revenues or decreased demand for, and lower revenues from, our electricity projects.

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

Our operations inherently risk incurring significant environmental costs and liabilities due to the need to manage waste from our processing facilities. Spills or other releases of regulated substances, including spills and releases that occur in the future, could expose us to material losses, expenditures and liabilities under applicable environmental laws, rules and regulations. Under certain such laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted. In connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. In addition, claims for damage to persons or property, including natural resources, may result from the EHS impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.

New laws, changes to existing laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures and these additional expenditures may result in us terminating new projects or ceasing operations of existing projects. Present and future federal and state environmental laws and regulations, and interpretations of those laws and regulations, applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition. On January 7, 2026, President Trump signed a presidential memorandum to exit the United Nations Framework Convention on Climate Change (UNFCCC) along with the Intergovernmental Panel on Climate Change (IPCC) and over 60 other international organizations, arguing they did not serve U.S. interests. While federal support for renewable projects may decline, states and the private sector are expected to continue driving development.

Our ability to generate revenue from sales of RECs, RINs and LCFS credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine that we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Moreover, the inability to sell RINs and LCFS credits could adversely affect our business.

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

Parties with an interest in other energy sources, including lawmakers, regulators, policymakers, environmental and advocacy organizations or other activists may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote renewable energy. Many of these parties have substantially greater resources and influence than we have. Further, changes in U.S. federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other energy sources (such as coal) over renewable energy, could adversely affect our business, financial condition and results of operations. The current presidential administration’s focus on maximizing coal, oil, and gas production primarily hurts the renewable energy sector by reducing and eliminating financial incentives, pausing wind/solar projects on public lands, and creating regulatory uncertainty. Policies aimed at reversing climate change progress and prioritizing fossil fuels have slowed investment, though market forces and state-level actions continue to drive clean energy growth.

On January 20, 2025, Executive Order 14154 was signed and directed agencies to review agency actions that may “impose an undue burden” on domestic energy resources. In particular, President Trump directed the EPA to make a recommendation within 30 days regarding the legality and continuing applicability of the 2009 Endangerment Finding for greenhouse gas emissions under the Clean Air Act.

On March 12, 2025, the EPA Administrator Zeldin announced that the EPA would reconsider the 2009 Endangerment Finding, as well as “regulations and actions that rely on that Finding,” which likely include EPA’s 2024 GHG performance standards for the electric utility sector, the 2024 methane performance standards for the refining sector, and various light-, medium-, and heavy-duty vehicle emission standards, among other actions. On June 11, 2025, Zeldin proposed to repeal all “greenhouse gas” emissions standards for fossil fuel-fired power plants. On February 12, 2026, the EPA formally repealed the 2009 Greenhouse Gas Endangerment Finding, a foundational policy that determined carbon dioxide and other greenhouse gases pose a threat to public health and welfare. This action, described by officials as the largest deregulatory move in U.S. history, removes the legal basis for federal regulation of greenhouse gas emissions from vehicles, power plants, and oil and gas operations. While these policies aim to boost fossil fuels, economic trends suggest that clean energy is increasingly competitive, leading some to view this approach as a temporary obstacle rather than a permanent halt to the energy transition.

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

The market for renewable energy is influenced by U.S. federal, state and local government regulations and policies concerning renewable energy. These regulations and policies are continuously being modified, which could result in a significant future reduction in the potential demand for renewable energy, including RINs, RECs and LCFS credits, renewable energy project development and investments. For example, on December 12, 2024, EPA proposed a partial waiver of 2024 Cellulosic Biofuel Volume Requirements due to the projected shortfall of D3 RINs available to meet the 2024 RVO. This rule was finalized on July 7, 2025. EPA made CWCs available for purchase under the final rule along with the partial waiver of the 2024 cellulosic biofuel volume requirement. Any new government regulations applicable to our renewable energy projects or markets for renewable energy may result in significant additional expenses or related development costs and, as a result, could cause a significant reduction in demand for our renewable energy. For additional information on regulatory developments, see “Item 7A.—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Key Trends—Regulatory, Environmental and Social Trends.”

In order to benefit from RINs and LCFS credits, our RNG projects are required to be registered and are subject to regulatory audit.

We are required to register an RNG project with the EPA and relevant state regulatory agencies to generate Environmental Attributes. As a participant of the EPA's RFS program, we qualify our RINs through a voluntary Quality Assurance Plan, which typically takes from three to five months from first injection of RNG into the commercial pipeline system. The Biogas Regulatory Reform Rule ("BRRR") implemented changes to the RFS program effective January 1, 2025. The BRRR requires that all unseparated K3 RINs generated by the RNG producer on RNG volumes injected into the commercial pipeline distribution system only become valid for sale once they are separated with the support of dispensing statements by a registered dispenser or RIN separator. This process has proven to result in delays to the RNG producer's receipt of the separated K2 RINs from the dispenser. This rule change could also result in a RNG producer's failure to generate K3 RINs for a given gas flow month if the registered biogas producer negligently fails to generate the necessary biogas tokens before the end of the subsequent gas flow month. Furthermore, although no similar qualification process currently exists for LCFS credits, we expect such a process to be implemented and would expect to seek qualification on a state-by-state basis under such future programs. Changes to the LCFS program require annual verification of the CI score assigned to a project. Annual verification could significantly affect the profitability of a project, particularly in the case of a livestock farm project. Delays in obtaining registration, RIN qualification, and any future LCFS credit qualification, or change in CI scores through CARB annual audits, of a new project could delay future revenues from the project and could adversely affect our cash flow. Further, we typically make a large investment in the project prior to receiving the regulatory approval and RIN qualification. BRRR now requires that all RNG producers register their projects and use a Quality Assurance Plan (QAP). QAPs required third-party audits and semi-annual on-site visits of projects to validate generated RINs and overall compliance with the RFS program. We are also subject to a separate third party’s annual attestation review. The QAP provides a process for RIN owners to follow, for an affirmative defense to civil liability, if used or transferred QAP verified RINs were invalidly generated. A project’s failure to comply could result in remedial action by the EPA, including penalties, fines, retirement of RINs, or termination of the project’s registration, any of which could adversely affect our business, financial condition and results of operations. For additional information on recent developments in this area, including the Pico facility’s CI score, see “Item 7A.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends—Regulatory, Environmental and Social Trends.”

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

Furthermore, extreme weather events, such as lightning strikes, ice storms, tornados, extreme wind, hurricanes and other severe storms, wildfires and other unfavorable weather conditions or natural disasters, such as droughts, floods, fires, earthquakes, and rising sea-levels, could adversely affect the input and output commodities associated with the renewable energy sector. Such weather events or natural disasters could also require us to temporarily or permanently shut down the equipment associated with our renewable energy projects, such as our access to power and our power to biogas collection, separation and transmission systems, which would impede the ability of our projects to operate and decrease production levels and our revenue. Operational problems, such as degradation of our project’s equipment due to wear or weather or capacity limitations or outages on the electrical transmission network, could also affect the amount of energy that our projects are able to deliver. Any of these events, to the extent not fully covered by insurance, could adversely affect our business, financial condition and results of operations.

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

We rely on the technology, infrastructure, and software applications of certain third parties in order to host or operate some of our business. Additionally, we rely on computer hardware purchased in order to operate our business. We do not have control over the operations of the facilities of the third parties that we use. However, our recent adoption of a governance, risk and compliance platform to manage third party risk will help us establish and maintain a formalized program. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in material errors or defects in our platforms (including causing our platforms to fail), our revenue and margins could materially decline, or our reputation and brand to be materially damaged. Additionally, we could be exposed to material legal or contractual liability, our expenses could materially increase, our ability to manage our operations could be materially interrupted, and our processes for servicing our customers could be materially impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could materially and adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if such limitations are enforceable, we may have additional liability to our customers or third-party providers that could have a material adverse effect on our business. A failure to maintain our relationships with our third-party providers (or obtain adequate replacements), and to receive services from such providers that do not contain any material errors or defects, could adversely affect our ability to deliver effective products and solutions to our customers and adversely affect our business and results of operations.

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

As cyber incidents become more frequent and the sophistication of threat actors increases, our associated cybersecurity costs have and are expected to continue to increase. Recent advancements in our cybersecurity program, such as the adoption of a governance, risk, and compliance platform, provide us with more information to manage and report on our technical controls environment, maintain a functional cyber risk register, evaluate third party risk and measure our cyber initiatives against standard industry frameworks. Despite our ongoing and anticipated cybersecurity efforts, a successful cybersecurity incident could lead to additional material costs, including those related to the loss of sensitive information, repairs to infrastructure or capabilities essential to our operations, responding to litigation or regulatory investigations, and those related to a material and adverse impact on our reputation, financial position, results of operations, or cash flows.

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

If any of our subcontractors are unable to provide services that meet or exceed our customers’ expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed. For example, our development of the Montauk AG project in Turkey, North Carolina has been delayed due to the inability of the construction company to meet agreed upon deadlines. Furthermore, suppliers for this project have been unable to provide need materials to complete construction in a timely manner. In addition, if we are unable to avail ourselves of warranties and other contractual protections with providers of products and services, we may incur liability to our customers or additional costs related to the affected products and services, which could adversely affect our business, financial condition and results of operations. Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services could adversely affect the quality and performance of our projects and require considerable expense to maintain and repair our projects. This could cause us to experience interruption in our production and distribution of renewable energy and generation of related Environmental Attributes, difficulty retaining current relationships and attracting new relationships, or harm our brand, reputation or growth.

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

We currently operate seven renewable energy projects (six RNG projects and one Renewable Electricity project) on landfills operated by Waste Management and two RNG projects on landfills operated by Republic Services. Our projects located on Waste Management operated landfills represented 36.8%, 38.5% and 37.3% of our revenue in 2025, 2024, and 2023, respectively. Our projects located on Republic Services operated landfills represented 19.9%, 24.6% and 22.2% of our revenue in 2025, 2024 and 2023, respectively. We are dependent upon Waste Management and Republic Services to operate and maintain their landfill facilities and provide a continuous supply of waste for conversion to RNG and Renewable Electricity. Further, we consider our relationship with these landfill operators an important factor in our growth strategy for additional projects. In the event that we fall out of favor with either of these landfill operators due to a dispute, problems with our operations at one of their facilities or otherwise, the landfill operator may seek to terminate the related project and be less inclined to work with us on future projects.

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

On March 9, 2026, we established a new senior credit facility that consists of up to $200.0 million in senior indebtedness, of which $155.0 million is outstanding as of March 11, 2026. This facility may not be sufficient to meet our financial needs as our business grows. The senior credit facility matures in March 2031 and we may be unable to extend or replace it on acceptable terms, or at all. Furthermore, the credit agreement governing our facility (the “Credit Agreement”) imposes business restrictions and contains other covenants that require us to meet specified financial ratios and financial tests. Under the Credit Agreement, which became applicable upon entry into the new facility on March 9, 2026, we are required to maintain:

•
a fixed charge coverage ratio of at least 1.20 to 1.00;
•
a total leverage ratio of not more than 4.00 to 1.00;
•
minimum Liquidity (as defined in the Credit Agreement) of at least $10.0 million, and
•
minimum Consolidated EBITDA (as defined in the Credit Agreement) of at least $10.0 million.

The Credit Agreement is subject to customary events of default, and contemplates that we would be in default if, for any fiscal quarter, the average monthly D3 RIN price is less than $1.00 per RIN. Additional information regarding the senior credit facility and the Credit Agreement can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our failure to comply with these covenants could result in the declaration of an event of default and cause us to be unable to borrow under the Credit Agreement. In addition to preventing additional borrowings under the Credit Agreement, an event of default, if not cured or waived, could result in the acceleration of the maturity of indebtedness outstanding under the facility, which would require us to immediately repay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, or at all.

We may be required to write-off or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which would harm our earnings.

In accordance with GAAP, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, project development costs, interest costs related to project financing and certain energy assets. In addition, we have considerable unamortized assets. In 2025, we recorded impairment charges of $3.2 million of which $2.7 related to an RNG development project interconnection for which the local utility is no longer accepting RNG into its distribution system and $0.5 million of RNG and REG assets that were deemed obsolete or inoperable for current operations. In 2024, we recorded impairment charges of $1.6 million of which $1.0 related to RNG and REG assets that were deemed obsolete or inoperable for current operations, $0.3 million related to an REG site that ceased operations and was subsequently sold, and $0.3 related to REG assets following initial startup testing failures for one of our construction work in progress sites. In 2023, we recorded impairment charges of $0.9 million of which $0.8 million related to specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and $0.1 related to obsolete REG critical spares. In addition, from time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (i) any operation or other asset that is being sold, permanently shut down, impaired or has not generated or is not expected to generate sufficient cash flow; (ii) any pending acquisition that is not consummated; (iii) any project that is not expected to be successfully completed; and (iv) any goodwill or other intangible assets that are determined to be impaired. A material write-off or impairment change could adversely affect our ability to comply with the financial covenants under the Credit Agreement, and otherwise adversely affect our business, financial condition and results of operations.

Emerging Growth Company Risks

We are in our last year of being an emerging growth company and will soon be required to comply with certain requirements that apply to other public companies.

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

Starting with our 2026 Form 10-K to be filed in the first quarter of 2027, we will no longer qualify as an emerging growth company, as defined in the JOBS Act. We will then be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide additional comprehensive disclosures regarding executive compensation required of larger public companies; and (iv) hold nonbinding advisory votes on executive compensation and any golden-parachute payments not previously approved.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of The Nasdaq Stock Market LLC, and other applicable securities rules and regulations. Despite reforms made possible by the JOBS Act, compliance with these rules and regulations have nonetheless increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demand on our systems and resources, and such compliance costs will be exacerbated after we are no longer an emerging growth company.

If we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until our Form 10-K for the year ended December 31, 2026. At such time, our independent registered public accounting firm may issue a report that is adverse if it is not satisfied with the level at which our controls are documented, designed or operating.

If we identify material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources. Failure to remedy any material weakness in our internal control over financial reporting or to implement or maintain other effective control systems required of public companies could also restrict our future access to capital markets.

Compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is costly and challenging. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We have hired and may need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to maintain effective internal control over financial reporting.

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

Stockholder affiliates of Mr. Copelyn and Mr. Govender have entered into a Consortium Agreement whereby they agree to act together when voting our common stock in the election of directors, among other matters. The parties to the Consortium Agreement beneficially owned, in the aggregate, approximately 52.3% of our common stock as of February 28, 2026. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

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

One of our directors, all of our executive officers and all of our operating assets reside in the United States. Directors Copelyn, Govender, Ahmed and Shaik are residents of South Africa. As a result, it may not be possible for you to effect service of legal process, within the United States or elsewhere, upon certain of our directors, including matters arising under U.S. federal securities laws. This may make it difficult or impossible to bring an action against these individuals in the United States in the event that a person believes that their rights have been violated under applicable law or otherwise. Even if an action of this type is successfully brought, the laws of the United States and South Africa may render a judgment unenforceable.

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

Risk Management and Strategy

Enterprise risk management is the responsibility of our executive management team consisting of our chief executive officer, chief financial officer, chief legal officer, chief operations officer and our vice president of environmental, health and safety. Our executive management team meets on a weekly basis and discusses cybersecurity on an ad hoc basis when it is relevant. Our chief information officer, who reports directly to our chief executive officer, and our director of Internal Audit are primarily responsible for management of cybersecurity risk. Our chief information officer is an active ISC2 accredited member with 16 years of information technology experience, namely in developing solutions focused on private and hybrid cloud computing systems for small scale organizations. In accordance with our overall enterprise risk management process, our executive management team supervises our chief information officer to assess, identify, report and manage material risks from cybersecurity threats and relies on our director of Internal Audit to assess, identify and report those risks. As part of this process, we rely significantly on third-party providers to assist us with our cybersecurity risk management and strategy. These providers supply ongoing services including consulting services, access to a virtual CISO, threat monitoring and detection, threat response and mitigation strategies, updates on emerging trends and developments with policy and procedure guidance. Other service providers offer targeted assistance such as security and forensic expertise on an as needed basis. We also maintain cybersecurity insurance.

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

As of December 31, 2025, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected us, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the heading, “Cybersecurity and Information Technology Risks” in this Form 10-K.

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

Holders of Montauk Common Stock

As of March 6, 2026, there were 12 holders of record of 143,717,391 shares of Montauk common stock outstanding as of such date. The number of holders of record of Montauk common stock does not reflect the number of beneficial holders whose shares are held by depositaries, brokers or other nominees.

Performance Graph

The following stock performance graph compares our total stock return with the total return for (a) NASDAQ Composite Index and (b) an industry peer group. Our 2025 and 2024 peer group, which is comprised of companies that we believe have comparable characteristics and are in the same industry or line-of-business, consists of Ameresco, Inc., Aemetis, Inc., Anaergia, Inc., Clean Energy Fuels Corp., Gevo, Inc., and Opal Fuels, Inc. The graph assumes that on January 22, 2021, the date our common stock began trading on the Nasdaq Capital Market, $100 was invested in our common stock and in each index based on the closing market price on that day and that all dividends were reinvested. The returns shown are based on historical events and are not intended to suggest future performance.

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

	1/22/21	3/31/21	6/30/21	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22
Montauk Renewables, Inc.	100.00	116.49	73.87	108.29	98.84	108.00	96.91	168.18	106.36
NASDAQ Composite	100.00	102.95	112.92	112.66	122.18	111.25	86.46	83.08	82.43
Peer Group	100.00	121.76	85.76	78.41	54.99	65.34	34.06	38.35	34.48

	3/31/23	6/30/23	9/30/23	12/31/23	3/31/24	6/30/24	9/30/24	12/31/24	3/31/25
Montauk Renewables, Inc.	75.89	71.75	87.85	85.92	40.12	54.97	50.24	38.38	20.15
NASDAQ Composite	96.48	109.07	104.77	119.22	130.32	141.36	145.26	154.48	138.62
Peer Group	47.23	49.77	42.25	35.22	28.09	27.16	33.85	27.12	15.36

	6/30/25	9/30/25	12/31/25
Montauk Renewables, Inc.	21.41	19.38	16.10
NASDAQ Composite	163.52	182.18	187.14
Peer Group	19.72	31.97	28.27

Dividend Policy

The Company did not pay any dividends in the fiscal year ended December 31, 2025 and currently intends to retain future earnings, if any, to finance the operations, growth and development of its business. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness and the DGCL. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, and other factors that our Board of Directors may deem relevant.

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

Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Amounts are in thousands unless indicated otherwise.

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

This section generally discusses our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For discussion and analysis of our results for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 14, 2025.

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

Recent Developments

RINs Generated but Unsold

Our profitability is highly dependent on the market price of Environmental Attributes, including the market price for RINs. As we self-market a significant portion of our RINs, a decision not to commit to transfer available RINs during a period will impact our revenue and operating profit. We expect the timing between RINs generated and unseparated and RINs available for sale to only impact 2025 which is the year BRRR became effective. We have entered into commitments to transfer all RINs generated and available for sale from 2025 RNG production. We had approximately 190 RINs generated and unseparated at December 31, 2025. We have entered into commitments to transfer approximately 2,500 RINs generated and available for sale from 2026 RNG production. The average D3 RIN index price for the fourth quarter of 2025 and January 2026 through February 28, 2026 was approximately $2.39 and $2.41, respectively. The following table summarizes select historical data related to RINs generated, RINs sold, and RINs generated but unsold. As we self-market a significant portion of our RINs and as the RFS is based on annual compliance, any strategic decision to not monetize available RINs in a quarter could impact the timing of operating revenues recognized during a fiscal year. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments. The timing of RIN transfers can vary year over year and by period within a year and is contingent on various factors including, but not limited to: (a) the Company’s expectations on RIN index price, (b) operational needs of the Company, (c) obligated parties’ purchase needs, or (d) the type of customer among other matters.

Calendar Quarter	RINs Available for Sale	RINs Sold	RINs sold as % of RINs Available	RINs Available but Unsold	RINs Unsold as % of RINs Available
2024 First Quarter	11,240	7,889	70.2%	3,351	29.8%
2024 Second Quarter	14,707	10,000	68.0%	4,707	32.0%
2024 Third Quarter	15,895	15,750	99.1%	145	0.9%
2024 Fourth Quarter	9,822	3,000	30.5%	6,822	69.5%
2025 First Quarter	13,801	9,885	71.6%	3,916	28.4%
2025 Second Quarter	11,158	11,050	99.0%	108	1.0%
2025 Third Quarter	12,421	12,411	99.9%	10	0.1%
2025 Fourth Quarter	10,786	10,786	100.0%	-	0.0%

Capital Development Summary

The following summarizes our ongoing development growth plans, expected capacity contribution, anticipated commencement of operations, and capital expenditure estimate, excluding the Montauk Ag Renewables Development project:

Development Opportunity	Estimated Capacity Contribution (MMBtu/day)	Anticipated Commencement Date	Estimated Capital Expenditure
Bowerman RNG Facility	3,600	2027	$85,000-$95,000
European Energy Facilities	N/A	TBD	$65,000-$75,000
Tulsa RNG Facility	1,500	2027	$25,000-$35,000
Rumpke RNG Relocation Project	7,500	2028	$70,000-$90,000

Pico Digestion Capacity Increase

In 2025, we began processing the final tranche of increased feedstock. Upon receipt of the final tranche, we made the final contractual payment to the dairy host. As a result of the increased digestion capacity, we produced approximately 31.8% more MMBtu during 2025 as compared to 2024. During 2025, our digestion inlet feedstock averaged approximately 458 gallons per day, approximately 17% in excess of our contracted minimums of 390 gallons per day. We are currently evaluating additional development expansion opportunities to ensure beneficial processing of all available feedstock volumes.

Second Apex RNG Facility

In 2025, we successfully completed the construction and commissioning of a second RNG processing facility at the Apex landfill. The construction of a second facility under our existing fuel supply agreement was triggered by biogas feedstock volumes exceeding production capabilities, discussions with the landfill host, and the host's waste intake forecasted projections. We continue to expect there will be a period where we have excess availability capacity after the second facility is commissioned while the landfill host increases its waste intake. We continue to collaborate with the landfill host to mitigate impacts from wellfield extraction factors which could impact capacity utilization. In connection with the commissioning of the second facility, we produced approximately 7.8% more MMBtu during 2025 as compared to 2024.

Blue Granite RNG Project

In 2025, we received notice from the utility that it will no longer accept RNG into its distribution system, which was in opposition of the letter of intent that was issued when we were awarded the gas rights to the site. As a result, we impaired the capital associated with the interconnection and equipment. We continue to have $1,000 recorded associated with the payment upon award of the gas rights agreement. We continue to review various alternatives related to interconnection opportunities as part of our considerations for offtake options with the understanding those alternatives may differ from initial development project assumptions, including physical and virtual and fixed interconnections. We are also reviewing alternatives for this site around producing energy other than RNG. We have paused capital expenditures related to this site while we consider all alternatives and continue discussions with the landfill host.

Tulsa REG Conversion to RNG

In 2025, we announced the conversion of our Tulsa, Oklahoma Renewable Electric Generation facility to RNG project. The project will offer a variable inlet capacity, ranging from 550 scfm to 2,250 scfm per day, providing average production capacity we target to be approximately 1,500 MMBtu per day and designed to beneficially process all of available inlet gas feedstock from its landfill host. We expect commissioning in 2027 and to continue incurring capital expenditures for long lead items. For the second half of 2025, our wellfield development initiatives have yielded increased feedstock totaling an overage of 1200 scfm per day.

GreenWave Joint Venture

In 2025, through our wholly-owned subsidiary Pesta Energy, LLC, we entered into an agreement with Pioneer Renewables Energy Marketing, LLC to form a joint venture, GreenWave Energy Partners, LLC (“Greenwave”). The primary goal of the joint venture is to help address the limited capacity of RNG utilization for transportation by offering third party RNG volumes access to exclusive unique and proprietary pathways. In the third quarter of 2025, Greenwave began matching available RNG volumes to dispensing opportunities through Greenwaves's transportation pathways. The joint venture has matched available dispensing capacity with available third party RNG volumes to separate RINs. We recorded income from Greenwave of $1,485 in 2025. Our capital investment in the joint venture is estimated to be up to approximately $4,500, subject to various and certain requirements as defined in the underlying agreements.

Carbon Dioxide Beneficial Use Opportunity

In 2024, we signed a contract for the delivery of 140 thousand tons per year of biogenic carbon dioxide (“CO2”) from our four Texas facilities. We intend to capture, clean and liquefy CO2 at select Texas facilities, at which point it will be transported to EE North America (“EENA”), a Texas-based e-methanol facility. The delivery term is expected to last at least 15 years with first delivery expected to begin in 2027. In 2025, we have been recognizing an exclusivity fee related to the minimum tons of CO2. The annual price per ton under the contract is adjusted annually by the U.S. consumer price index. The agreement with EENA includes a 50% sharing component of any available tax attributes generated by us under code section 45Q, Carbon dioxide sequestration credit, in the Inflation Reduction Act, as applicable. We have completed the initial site surveys related to location of the CO2 processing equipment, evaluated equipment suppliers, and started engineering design. We believe that we can fulfill the contracted volumes with the development of CO2 at two of our Texas facilities. We continue to match our capital investment in these project opportunities with the development timeline of EENA’s facility.

Montauk Ag Asset Acquisition

In 2021, Montauk Ag Renewables purchased technology and assets (the “Montauk Ag Renewables Acquisition”) to recover residual natural resources from swine waste and to refine and recycle such waste products through proprietary and other processes to produce high quality renewable electricity, North Carolina swine RECs, and micronutrient organic fertilizer alternatives. Upon completion of the first phase of the project, we expect that it will annually produce 41 MWh of electric power, approximately 121 RECs and 8.7 tons of organic fertilizer alternative.

Regulatory Developments

In 2024, the North Carolina Utilities Commission ("NCUC") approved our Turkey, North Carolina location for a New Renewable Energy Facility (“NREF”) designation and Certificate of Public Convenience and Necessity. In October 2024, our amended NREF application was approved. In 2024, the North Carolina legislature approved a statutory change to its Clean Energy and Energy Efficiency Portfolio Standards ("CEPS") governing the generation of RECs from swine waste that established a REC multiplier for swine waste produced in a Tier 1 county, which includes Sampson County, the location of our Turkey facility. For qualifying projects, for each swine REC generated, 2 enhanced RECs will be credited for a total three RECs for a period of 8 years, followed by one enhanced REC for a total two RECs for a period of 6 years and a credit of one REC thereafter. There is a limit of 80 enhanced RECs in a year.

In September 2025, a joint motion was filed with the NCUC by various entities seeking to modify and delay certain aspects of the CEPS, specifically, the portfolio standards relating to swine RECs. In October 2025, we filed response comments to the joint motion with the NCUC requesting they grant modifications or delays only to individual power supplies that have demonstrated need, require power suppliers that have not achieved 100% compliance in 2025 to apply any cumulatively acquired swine RECs to the suppliers unsatisfied 2025 pro rata obligation, and modify the swine REC set-aside for 2026 and beyond to match the requirement originally set by North Carolina in 2018. In January 2026, the NCUC denied the request for waivers and determined that parties must use banked RECs to meet 2025 compliance targets with the ability to use solar RECs to fill any compliance shortage. The compliance obligations for those utilities filing the September 2025 joint motion continue to increase through 2029.

Offtake Developments

We have entered into a ten-year agreement to sell all of the renewable electricity generated by the project. Furthermore, we expect the annual REC capacity of the Turkey location to be approximately 120 RECs and have signed a REC agreement with Duke Energy for 47 RECs. We continue to optimize our monetization strategies for the currently uncontracted portion of annually generated RECs and are in various stages of negotiation and responses to requests from obligated purchasers. Many of these agreements contain competitive details and, while there remains a limited active swine REC market in North Carolina, we believe the prices we are negotiating will be market based. We believe the price per swine REC could fall within the range of $200 to $400 per REC.

Feedstock Collection

At full first phase capacity, we anticipate the ability to process feedstock from approximately 400 to 450 hog spaces per day, which equates to approximately 35 tons of annual waste collection. We have entered into long term agreements with over forty separate farming locations to provide access to waste from at least 300 hog spaces to support our expected processing needs under our first phase for the Turkey location. We continue to install collection equipment at these separate farms to access the waste. We currently estimate capital investment of approximately $250 at each farm related to the installed collection equipment. We intend to contract with additional farms to secure feedstock sources for future production processes. In advance of commercial operation date, feedstock collection has begun with collecting the dewatered feedstock from each farm and transporting to the project site for pelletization and storage.

Capital Investment and Progress towards Commercial Operation Date (COD)

We currently expect the first phase capital investment to be approximately $200,000 and have spent approximately $140,000 as of December 31, 2025. Winter storms in the Carolinas early 2026 and project deliveries have caused only nominal project delays. We have begun to commission the facility and expect our production and revenue generation activities to commence in April 2026.

We estimate our Montauk Ag Renewables project to potentially generate tax attributes once placed into service consisting mainly of a mix of federal investment tax and production tax credits and North Carolina state tax attributes. Based on our Pico digestion expansion project experience, for other large and qualifying projects we believe that 50-75% of project capital will quality for IRC code section 48 investment tax credits and, depending on a variety of factors for projects started within various safe harbor guidelines, the tax benefits could be up to 30%. For qualifying projects which do not meet the various safe harbor guidelines, we expect the tax benefits to range between 6-12% for qualifying assets. As it relates to our capital expenditures and future electric power production, we estimate IRC code section 48 investment tax credits and production tax credits could range between $6,000 - $20,000. We give no assurances that our estimates on tax attributes for our Montauk Ag Renewables project will meet these expectations.

Bowerman RNG Project

In 2023, we announced a planned development of a renewable natural gas landfill project in Irvine, CA at the Frank R. Bowerman Landfill to process the large and growing volumes of biogas in excess of the existing capacity of the REG facility. We expect facility commissioning in 2027 and the capital investment to range between $85,000 - $95,000. As part of the agreement to develop the RNG plant, we agreed to work with the landfill host on the landfill's management of its wellfield and flare facility permit requirements and this work remains ongoing. The project is anticipated to have production nameplate capacity of approximately 3,600 MMBtu per day, assuming currently forecasted biogas feedstock volumes projected to be available from the host landfill at the time of commissioning. We continue to incur capital expenditures for this project. During 2025, wellfield initiatives have resulted in approximately 4,100 scfm of averaged unprocessed gas which is more than the anticipated inlet of the RNG facility currently under development.

Rumpke RNG Relocation Project

In connection with our gas rights agreement with our landfill host at our Rumpke RNG location, in 2025, we began the process of relocating our existing Rumpke RNG facility. The timing of this project and requirement to relocate the facility coincides with the landfill's filling practices moving into the existing area of our Rumpke RNG facility and is contractually obligated. We expect facility commissioning in 2028 and the capital expenditures to range between $70,000 - $90,000, which is dependent on the timing of capital expenditures and potential other production capabilities requested by the landfill host. We continue to incur capital expenditures for this project. Additionally, the landfill host has requested a modification of our current development design to accommodate a large CNG filling station for their fleet.

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

In December 2023, CARB released the formal proposal for new LCFS rules. The proposed rules will increase the stringency of CI reduction targets from 20% to 30% in 2030 and 90% by 2045. This reduction would have the potential impact of reducing the number of net credits in the program. On July 1, 2025, CARB’s amended LCFS rules officially took effect setting the aggressive carbon intensity reduction targets listed above. The industry may see3 gradual increases in LCFS credit prices over the next year. The rules also phase out avoided methane crediting for dairy and swine manure pathways by 2040 for CNG usage and through 2045 for RNG used to produce hydrogen. The RNG deliverability/book and claim provisions for out-of-region projects are eliminated for all projects that break ground after 2030. These projects will be required to demonstrate physical deliverability requirements beginning in 2041. Changes to the LCFS program require annual verification of the CI score assigned to a project. Annual verification could significantly affect the profitability of a project, particularly in the case of a livestock farm project. In June 2025, California lawmakers introduced California Senate Bill SB-237, which includes a potential cap on LCFS credit prices of approximately $75/ton.

On March 15, 2025, the Full-Year Continuing Appropriations and Extensions Act, 2025 was signed into law. In May 2025, we were informed that the law eliminated the United States Department of Agriculture Advanced Biofuel Payment Program. We
received approximately $200 annually since 2021 under this program. In November 2025, we received notice that the program was reinstated and that retroactive payments would be issued for the missed quarters while the program was closed.

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

•
Renewable Natural Gas Revenues: We record revenues from the production and sale of RNG and the generation and sale of the Environmental Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take counterparties as consideration for such counterparties using the RNG as a transportation fuel. We had certain pathway provider sharing arrangements expiring throughout 2024 and 2025. We have entered into pathway renewals in the third quarter of 2025 for certain volumes at percentages consistent with our historical percentages. Historically, we have monetized less than 25% of our RNG volumes under these fixed-price agreements.
•
Renewable Electricity Generation Revenues: We record revenues from the production and sale of Renewable Electricity and the generation and sale of the Environmental Attributes, such as RECs, derived from Renewable Electricity. All of our Renewable Electricity production is monetized under fixed-price PPAs from our existing operating projects.
•
Corporate Revenues: Corporate reports realized and unrealized gains or losses under our gas hedge programs. We do not have any active gas hedge programs. Corporate also relates to additional discrete financial information for the corporate function; primarily used as a shared service center for maintaining functions such as executive, accounting, treasury, legal, human resources, tax, environmental, engineering and other operations functions not otherwise allocated to a segment. Revenues from RINs distributed from GreenWave, not included in our operating metrics table.

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

•
In 2024, we began to experience trends with several of our landfill hosts delaying their installation of or delaying our ability to install wellfield collection infrastructure in active waste placement areas, a practice historically common and critical to our projections of feedstock gas and, therefore, production. These landfill-driven delays impact the timing of collection system enhancement installations and the resulting timing of our production increases. We expect these trends to continue throughout 2026.
•
Similar wellfield extraction environmental factors continue to impact gas extraction at our Apex site. We are collaborating with the landfill to mitigate these impacts and these mitigation efforts have continued in 2025. These wellfield extraction environmental factors could impact and lengthen the period during which we have excess available combined production capacity at our Apex site.
•
Changes made by the landfill host to the wellfield collection system at the McCarty facility have contributed to elevated nitrogen in the feedstock received by our facility. Additionally, the landfill host modified the wellfield bifurcation approach which has reduced the quantity of feedstock received at our facility. We are working with the landfill host but continue to have lower volumes of feedstock available to be processed at the McCarty facility. We expect these trends to continue through 2026.
•
Quality of Biogas: We are reliant upon the quality and availability of biogas from our site partners. The quality of the waste at our landfill project sites is subject to change based on the volume and type of waste accepted. Variations in the quality of the biogas could affect our RNG production levels. At three of our projects, we operate the wellfield collection system, which allows greater control over the quality and consistency of the collected biogas. At our McCarty projects, we have operating and management agreements by which we earn revenue for managing the wellfield collection systems. Additionally, our dairy farm project benefits from the consistency of feedstock and controlled environment of collection of waste to improve biogas quality.
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

The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we only sell RINs in the calendar year they are generated. We have entered into commitments to transfer approximately 2,500 RINs generated and available for sale from 2026 RNG production at an average price of $2.42. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments.

Factors Affecting Operating Expenses

Our operating expenses include royalties, transportation, gathering and production fuel expenses, project operating and maintenance expenses, general and administrative expenses, depreciation and amortization, net loss (gain) on sale of assets, impairment loss and transaction costs.

•
Operating and Maintenance Expenses: Operating and maintenance expenses primarily consist of expenses related to the collection and processing of biogas, including biogas collection system operating and maintenance expenses, biogas processing, operating and maintenance expenses, and related labor and overhead expenses. At the project level, this includes all labor and benefit costs, ongoing corrective and proactive maintenance, project level utility charges, rent, health and safety, employee communication, and other general project level expenses. Unanticipated feedstock processing or gas conditioning equipment failures occurring outside our planned preventative maintenance program can increase project operating and maintenance expenses and reduce production volumes. The timing of gas conditioning and process equipment preventative maintenance intervals could impact the timing and amount of our operating and maintenance expenses within a given quarter. Expenses from RINs distributed from GreenWave and the costs related to pathway dispensing are not included in our operating metrics table.
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
•
General and Administrative Expenses: General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. From time to time, we may be parties to legal proceedings arising in the normal course of business which could increase our legal expenses. We continue to see increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2025. We account for share-based compensation related to grants made through our equity and incentive compensation plan under FASB ASC 718. In 2025, we recognized $1,550 of onetime non-cash stock compensation expense within general and administration expenses as a result of the termination which we do not anticipate will recur in 2026. For more information, see Note 15 to our audited consolidated financial statements.
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
•
Production of Environmental Attributes: We monetize Environmental Attributes derived from our production of RNG and Renewable Electricity. We may carry-over a portion of the RINs generated from RNG production to the following year and monetize the carried over RINs in such following calendar year. A majority of our Renewable Natural Gas segment Environmental Attributes are self-monetized. A majority of our Renewable Electricity Generation segment Environmental Attributes are monetized as a component of our fixed-price PPAs.
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

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes the key operating metrics described above, which metrics we use to measure performance.

	For the year ended December 31,			Change
	2025	2024	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$155,736	$157,983	$(2,247)	(1.4%)
Renewable Electricity Generation Total Revenues	$17,231	$17,753	$(522)	(2.9%)

RNG Metrics
CY RNG production volumes (MMBtu)	5,644	5,587	57	1.0%
Less: Current period RNG volumes under fixed/floor-price contracts	(1,907)	(1,546)	(361)	23.4%
Plus: Prior period RNG volumes dispensed in current period	291	358	(67)	(18.7%)
Less: Current period RNG production volumes not dispensed	(354)	(291)	(63)	21.6%
Total RNG volumes available for RIN generation (1)	3,674	4,108	(434)	(10.6%)

RIN Metrics
Current RIN generation ( x 11.6935) (2)	42,970	48,177	(5,207)	(10.8%)
Less: Counterparty share (RINs)	(5,470)	(4,824)	(646)	13.4%
Plus: Prior period RINs carried into current period	6,822	108	6,714	6216.7%
Less: RINs generated but unseparated	(190)	—	(190)	0.0%
Less: CY RINs carried into next CY	—	(6,822)	6,822	(100.0%)
Total RINs available for sale (3)	44,132	36,639	7,493	20.5%
Less: RINs sold	(44,132)	(36,639)	(7,493)	20.5%
RIN Inventory	—	—	—	0.0%
RNG Inventory (volumes not dispensed for RINs) (4)	354	291	63	21.6%
Average Realized RIN price	$2.33	$3.28	$(0.95)	(29.0%)

Operating Expenses
Renewable Natural Gas Operating Expenses	$90,095	$82,916	$7,179	8.7%
Operating Expenses per MMBtu (actual)	$15.96	$14.84	$1.12	7.5%

REG Operating Expenses	$16,670	$14,734	$1,936	13.1%
$/MWh (actual)	$94.18	$79.22	$14.96	18.9%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	177	186	(9)	(4.8%)
Average Realized Price $/MWh (actual)	$97.35	$95.45	$1.90	2.0%

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

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes our revenues, expenses and net income for the periods set forth below:

	For the year ended December 31,			Change
	2025	2024	Change	%
Total operating revenues	$176,382	$175,736	$646	0.4%
Operating expenses:
Operating and maintenance expenses	77,646	66,663	10,983	16.5%
General and administrative expenses	31,736	36,286	(4,550)	(12.5)%
Royalties, transportation, gathering and production fuel	32,945	31,502	1,443	4.6%
Depreciation, depletion and amortization	29,972	23,515	6,457	27.5%
Impairment loss	3,231	1,586	1,645	103.7%
Transaction costs	-	61	(61)	(100.0)%
Total operating expenses	175,530	159,613	15,917	10.0%
Operating income	$852	$16,123	$(15,271)	(94.7)%
Other expenses:	3,339	3,946	(607)	(15.4)%
Net (loss) income before income taxes:	(2,487)	12,177	(14,664)	(120.4)%
Income tax (benefit) expense	(4,235)	2,443	(6,678)	(273.4)%
Net income	$1,748	$9,734	$(7,986)	(82.0)%

Revenues for the Years Ended December 31, 2025 and 2024

Total revenues in 2025 were $176,382, an increase of $646 (0.4%) compared to $175,736 in 2024. The increase is driven by the number of RINs we self-marketed during 2025 due to a strategic decision to not self-market 6,822 RINs in the fourth quarter of 2024. Offsetting the increase, is a decrease in the 2025 average realized RIN price of $2.33, which decreased approximately 29.0% compared to $3.28 in 2024, and an increase in our current period RNG volumes sold under fixed/floor-price contracts. Our margin sharing revenues increased approximately $1,016 in 2025 as compared to 2024. The natural gas index price increased approximately 51.1% from $2.27 in 2024 to $3.43 in 2025.

Renewable Natural Gas Revenues

We produced 5,644 MMBtu of RNG during 2025, an increase of 57 MMBtu (1.0%) compared to 5,587 MMBtu in 2024. We increased our production when considering our 2024 fourth quarter sale of our Southern facility which produced 85 MMBtu in 2024. Our Rumpke facility produced 218 MMBtu more in 2025 compared to 2024 as a result of increased volumes of feedstock gas. Our McCarty facility produced 76 MMBtu less in 2025 compared to 2024. The decrease is related to the landfill host wellfield bifurcation and changes to the wellfield collection system.

Revenues from the Renewable Natural Gas segment in 2025 were $155,736, a decrease of $2,247 (1.4%) compared to $157,983 in 2024. Average commodity pricing for natural gas for 2025 was 51.1% higher than the prior year. During 2025, we self-marketed 44,132 RINs, representing an 7,493 increase (20.5%) compared to 36,639 in 2024. The increase was primarily related to the decision to not self-market a significant amount of RINs in inventory in the fourth quarter of 2024. Average pricing realized on RIN sales during 2025 was $2.33 as compared to $3.28 in 2024, a decrease of 29.0%. This compares to the average D3 RIN index price for 2025 of $2.34 being approximately 25.0% lower than the average D3 RIN index price in 2024 of $3.12. At December 31, 2025, we had approximately 354 MMBtu available for RIN generation, 190 RINs generated and unseparated, and no RINs generated and unsold. At December 31, 2024,we had approximately 291 MMBtus available for RIN generation and had approximately 6,822 RINs generated and unsold. We have entered into commitments and transferred all of our RINs related to our 2025 RNG production.

Renewable Electricity Generation Revenues

We produced 177 MWh in Renewable Electricity in 2025, a decrease of approximately 9 MWh (4.8%) compared to 186 MWh in 2024. Our Security facility produced 6 MWh less in 2025 compared to 2024 as a result of us ceasing operations in connection with the 2024 sale of the gas rights back to the landfill host. Our Bowerman facility produced approximately 2 fewer MWh in 2025 compared to 2024 primarily related to the planned preventative engine maintenance that was completed in 2025.

Revenues from Renewable Electricity facilities in 2025 were $17,231, a decrease of $522 (2.9%) compared to $17,753 in 2024. The decrease is primarily driven by the decrease in our Security facility production volumes.

General and Administrative Revenues

We recorded approximately $3,415 in Environmental Attribute revenues from RINs distributed from GreenWave. We sold approximately 1,483 RINs distributed from GreenWave, which are not included within our operating metrics table. As a result of the services performed by GreenWave, we recorded income from GreenWave of $1,485.

Expenses for the Years Ended December 31, 2025 and 2024

General and Administrative Expenses

Total general and administrative expenses were $31,736 in 2025, a decrease of $4,550 (12.5%) compared to $36,286 in 2024. Employee related costs, including stock-based compensation costs were $18,356 in 2025, a decrease of $4,743 (20.5%) compared to $23,099 in 2024. The decrease was primarily related to the accelerated vesting of certain restricted share awards as a result of the termination of an employee in 2024. Our corporate insurance fees decreased approximately $843 (15.4%) in 2025 compared to 2024.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in 2025 were $59,108, an increase of $5,721 (10.7%) compared to $53,387 in 2024. Our Apex facility operating and maintenance expenses increased approximately $2,258 primarily driven by increased utility expense, the timing of maintenance related to gas processing equipment, increased media change outs and disposal costs, as well as a wellfield operational enhancement program. Our Atascocita facility operating and maintenance expenses increased approximately $1,450 primarily driven by gas processing equipment maintenance, a wellfield operational enhancement program, media change outs, and utility expense. Our Rumpke facility operating and maintenance expenses increased approximately $1,348 as a result of a wellfield operational enhancement program and increased utility expense. Our Raeger facility operating and maintenance expenses increased approximately $917 as a result of a wellfield operational enhancement program and increased media change outs and disposal costs.

We recorded approximately $3,428 in environmental attribute expense related to the cost of RINs distributed from GreenWave and the costs related to pathway dispensing associated with our dispensing RNG in exclusive unique and proprietary pathways, which are not included within our operating metrics table. There were no such expenses incurred during 2024.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities in 2025 were $30,986, an increase of $1,457 (4.9%) compared to $29,529 in 2024. Our Pico facility earnout expense increased approximately 22.6% during 2025 compared to 2024. We settled the Pico earnout obligation in 2025 resulting in a payment of $4,176. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 19.9% for 2025 from 18.7% in 2024.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in 2025 were $14,711, an increase of $1,951 (15.3%) compared to $12,760 in 2024. The primary driver of the increase was operating and maintenance expenses at our Montauk Ag Renewables project which increased approximately $1,708 as a result of non-capitalizable costs.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for 2025 were $1,959, a decrease of $14 (0.7%) compared to $1,973 in 2024, and as a percentage of Renewable Electricity Generation segment revenues increased from 11.1% for 2024 to 11.4% for 2025.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in 2025 were $32,945, an increase of $1,443 (4.6%) compared to $31,502 in 2024. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization in 2025 was $29,972, an increase of $6,457 (27.5%) compared to $23,515 in 2024. The increase was primarily driven by the timing of wellfield and maintenance capital investments and our Second Apex RNG Facility project being placed into service.

Impairment loss

We calculated and recorded impairment losses of $3,231 for 2025, an increase of $1,645 (103.7%) compared to $1,586 for 2024. The impairment losses in 2025 primarily relate to an RNG development project for which the local utility is no longer accepting RNG into its distribution system. The impairment losses in 2024 primarily relate to the remaining book value of assets at the Security facility, various RNG equipment that was deemed obsolete for current operations, and REG assets that were impacted under initial startup testing for one of our REG construction work-in-progress sites.

Other Expenses

Other expenses in 2025 were $3,339, a decrease of $607 (15.4%) compared to $3,946 in 2024. The primary driver of the decrease is decreased interest expense of $461. In 2025, we recorded $1,485 in income related to our joint venture investment in GreenWave. In 2024, we recorded proceeds of $1,000 from the sale of gas rights ahead of the fuel supply agreement expiration of our Security facility.

Income Tax (Benefit) Expense

As of December 31, 2025 and 2024, we utilized all of our non-limited NOLs. A wholly-owned subsidiary continues to carry from 2024 to 2025 approximately $12,986 of federal net operating losses that are not expected to be realizable due to loss limitation rules.

As of December 31, 2025 and 2024, we had approximately $17,339 and $12,274, respectively, federal tax credit carryforwards that expire 20 years from the date incurred, which will begin to expire in tax year 2026. As of December 2025, we have no remaining state NOL’s. Additionally, we have created a federal net operating loss of $407 in 2025.

For the year ended December 31, 2025, we had an income tax benefit of $4,235 and for the year ended December 31 2024, we had income tax expense of $2,443. The 2025 effective tax rate was 170.3% and the 2024 effective tax rate was 20.1%.

Operating Profit (Loss) for the Years Ended December 31, 2025 and 2024

Operating profit in 2025 was $852, a decrease of $15,271 (94.7%) compared to $16,123 in 2024. RNG operating profit for 2025 was $38,173, a decrease of $17,859 (31.9%) compared to $56,032 in 2024. Renewable Electricity Generation operating loss for 2025 was $4,870, an increase of $2,047 (72.5%) compared to $2,823 in 2024.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

	For the year ended December 31,
	2025	2024
Net income	$1,748	$9,734
Depreciation, depletion and amortization	29,972	23,515
Interest expense	4,816	5,277
Income tax (benefit) expense	(4,235)	2,443
Consolidated EBITDA	32,301	40,969

Impairment loss (1)	3,231	1,586
Net loss on sale of assets	36	—
Transaction costs	—	61
Adjusted EBITDA	$35,568	$42,616

(1)
For the year ended December 31, 2025, we recorded impairments of $3,231 for costs related to a development project RNG interconnection for which the local utility is no longer accepting RNG into its distribution system, identified assets deemed obsolete or non-operable. For the year ended December 31, 2024, we recorded impairments of $1,586 for specifically related to the remaining book value of assets at the Security facility, various RNG equipment that was deemed obsolete for current operations, and REG assets that were impacted under initial startup testing for one of our REG construction work-in-progress sites.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2025 and 2024, our cash and cash equivalents, net of restricted cash, was $23,752 and $45,621, respectively. We believe our credit refinancing with will afford us increased flexibility with securing project based additional financing for our in progress development projects. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months. However, we are subject to business, operational, and political risks that could adversely affect our cash flows and liquidity.

At December 31, 2025, we had debt before debt issuance costs of $129,000, compared to debt before debt issuance costs of $56,000 at December 31, 2024.

Our debt before issuance costs (in thousands) is as follows:

	December 31, 2025	December 31, 2024
Term loan	$44,000	56,000
Revolving credit facility	85,000	—
Debt before debt issuance costs	$129,000	$56,000

Amended Credit Agreement

On December 31, 2025, we entered into the Sixth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Amended Credit Agreement”), with Comerica Bank (“Comerica”) and certain other financial institutions. The Amended Credit Agreement, which is secured by substantially all of our assets and assets of certain of our subsidiaries, provides for a five-year $80,000 term loan and a five-year $120,000 revolving credit facility.

The Amended Credit Agreement contains customary covenants applicable to us and certain of our subsidiaries, including financial covenants. The Amended Credit Agreement is subject to customary events of default, and contemplates that we would be in default if, for any fiscal quarter (x) the average monthly D3 RIN price (as determined in accordance with the Amended Credit Agreement) is less than $0.80 per RIN and (y) the consolidated EBITDA for such quarter is less than $6,000. Consolidated EBITDA is defined under the Amended Credit Agreement as net income plus (a) income tax expense, (b) interest expense, (c) depreciation, depletion, and amortization expense, (d) non-cash unrealized derivative expense and (e) any other extraordinary, unusual, or non-recurring adjustments to certain components of net income, as agreed upon by Comerica and in certain circumstances.

Under the Amended Credit Agreement, we are required to maintain the following:

•
a Total Net Leverage Ratio (as defined in the Amended Credit Agreement) of not more than 3.50 to 1.00 as of the end December 31, 2025; stepping down to 3.00 to 1.00 on March 31, 2026 and thereafter; and
•
as of the end of each fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.2 to 1.0.
•
requires that MEH provide additional financial information and analysis to the lenders within fifteen business days of the end of each month

As of December 31, 2025, $44,000 was outstanding under the term loan and we had $85,000 of outstanding borrowings under the revolving credit facility. The term loan amortizes in quarterly installments of $3,000 quarterly through 2026 with a final payment of $32,000, on December 21, 2026. Interest rates were 6.44% and 6.01% at December 31, 2025 and 2024, respectively. The revolving and term loans under the Amended Credit Agreement bore interest at the BSBY Margin or Base Rate Margin based on our Total Leverage Ratio (in each case, as those terms are defined in the Amended Credit Agreement) as of December 31, 2025. The BSBY ceased publication on November 15, 2024, and the current debt agreement was amended to utilize the Secured Overnight Financing Rate Index ("SOFR"), plus applicable margin.

As of December 31, 2025, we were in compliance with all financial covenants related to the Amended Credit Agreement.

New Senior Credit Facility

On March 9, 2026, we entered into a new five year senior credit facility ("New Senior Credit Facility") with CCH1 MEH Lender LLC (a wholly owned subsidiary of Hannon Armstong Capital LLC) ("HASI") that provides up to $200,000 in senior indebtedness. The New Senior Credit Facility has a 24 month availability period during which only interest is payable quarterly. After the availability period, we will be subject to quarterly principal payments equal to 1.25% of the total outstanding principal balance. The New Senior Credit Facility has an interest rate of 10.25% and matures in 2031.

The New Senior Credit Facility is subject to customary financial covenants. The New Senior Credit Facility is subject to customary events of default and contemplates that we would be in default if, for any fiscal quarter (x) the average monthly D3 RIN price is less than $1.00 per RIN and (y) the consolidated average quarterly trailing EBITDA over the previous four quarters is less than $10,000. The New Senior Credit Facility includes various affirmative and negative covenants that require us to meet specified financial ratios and financial tests, as defined in the underlying agreement.

Under the New Senior Credit Facility, we are required to maintain the following, which became applicable upon entry into the new facility on March 9, 2026:

•
Total Net Leverage Ratio of not more than 4.00 to 1.00,
•
As of the end of each fiscal quarter, a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, and
•
Various other financial covenants or mandatory prepayments .

As of March 9, 2026, $155,000 was outstanding under the New Senior Credit Facility.

For additional information regarding the Amended Credit Agreement and the New Senior Credit Facility, see Note 13 to our audited consolidated financial statements.

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2026 capital expenditures to range between $20,000 and $25,000. Our 2026 non-development capital plans include preventative maintenance expenditures, wellfield expansion projects, critical spare expenditures, other specific facility improvements, and information technology improvements. The increase in 2026 non-development capital expenditures relate to original equipment manufacturer required lifecycle expenditures on our engines at our Bowerman facility. We expect this process to continue through 2027. Additionally, we currently estimate that our existing 2026 development capital expenditures will range between $100,000 and $150,000. The majority of our 2026 development capital expenditures relate to our ongoing development of Montauk Ag Renewables, Bowerman RNG project, Rumpke RNG Relocation Project, and our EENA CO2 project. Our focus is on achieving COD for the Montauk Ag Renewables project which we expect to be funded by the undrawn $200,000 Senior Secured Credit Facility with HASI. We believe our credit refinancing with HASI will afford us increased flexibility with securing project based additional financing for our in progress development projects. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our Senior Credit Facility will meet our debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$30,334	$43,795
Investing activities	(120,487)	(62,191)
Financing activities	68,339	(9,842)
Net decrease in cash and cash equivalents	(21,814)	(28,238)
Restricted cash, end of the period	438	383
Cash and cash equivalents, end of period	24,190	46,004

For the year ended December 31, 2025, we generated $30,334 of cash from operating activities, a 30.7% decrease compared to $43,795 for the year ended December 31, 2024. For the year ended December 31, 2025, income and adjustments to income from operating activities provided $37,348 compared to $44,961 in 2024. Working capital and other assets and liabilities used $7,014 in 2025 compared to $1,166 in 2024.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. For 2025, our capital expenditures were $116,542, of which $80,978, $8,726, and $7,735, were related to the ongoing development of the Montauk Ag Renewables, Rumpke RNG relocation project, and second Apex RNG facility, respectively. For 2024, our capital expenditures were $62,323, of which $27,847, $12,643, and $8,759, were related to the ongoing development of the Montauk Ag Renewables, second Apex RNG facility, and Bowerman RNG project, respectively.

Our net cash flows in financing activities provided $68,339 for 2025 increased by $78,181 compared to cash used in financing activities of $9,842 in 2024. We had $105,000 in increased borrowings on our revolver in 2025 as compared to none in 2024. Offsetting this amount of cash were increased repayments of $24,000 on our debt in 2025 as compared to 2024.

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

In December 2021, Rivetprops 47 Proprietary Limited (“RP47”) entered into an agreement to loan MNK up to 10,000 South African Rand (the “RP47 Loan”). The principal balance and accrued interest was 11,713 Rand or approximately $650 US Dollars. There was no collateral pledged for this loan. This loan became due on December 31, 2024 (“Maturity Date”) when MNK and RP47 did not extend the maturity of the loan agreement. Associated with a modification on December 31, 2024 of the Transaction Implementation Agreement ("TIA") between us and MNK, we became obligated to repay the RP47 Loan on MNK’s behalf. Prior to the RP47 Loan repayment, we concluded that RP47, a related party of us through RP47’s ownership of MNK, was the primary beneficiary of MNK under the variable interest entity model. In connection with the modification under the TIA, RP47 retained its power over MNK but no longer held significant benefits in MNK. Substantially all of MNK’s activities are conducted on our behalf as MNK’s only asset is the 976,623 shares of our common stock held as security for the Fifth Amended Promissory Note. MNK’s only obligation is its loan to us and thus, we became the primary beneficiary of MNK on December 31 2024. In accordance with ASC 810, we consolidated MNK on December 31, 2024.

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

We have contractual obligations under our debt agreement, including interested payments and principal repayments. See Note 13 to our audited consolidated financial statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. During 2025, we had $2,571 of off-balance sheet arrangements of outstanding letters of credit. These letters of credit reduce the borrowing capacity of our revolving credit facility under our Amended Credit Agreement. Certain of our contracts require these letters of credit to be issued to provide additional performance assurances. There have been no usage against these outstanding letters of credit. During 2024, we did not have off-balance sheet arrangements other than outstanding letters of credit of approximately $2,185.

We have contractual obligations involving operating leases. See Note 19 to our audited consolidated financial statements for further information related to the lease obligations.

We have other contractual obligations associated with our fuel supply agreements. The expiration of these agreements range between 2-18 years. The minimum royalty and capital obligation associated with these agreements range from $8 to $1,746.

Internal Control Over Financial Reporting

There were no changes during 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As to the remaining long lived asset groups, the Company further concluded, based on our annual cashflow assessment conducted for monitoring potential indicators of impairment, that the cashflows to be generated are significantly in excess of their carrying values of our operating sites primarily due to the lengths of the underlying gas rights agreements and the Company did not record any other impairments related to its cash flows assessment. Separate from our cash flows assessment, we identified discrete events and recorded impairment of $3,231 and $1,586 for 2025 and 2024, respectively. See Note 3 to our audited consolidated financial statements for further information related to asset impairments.

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

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to RIN prices. Our analysis, which may differ from actual results, was based on a 2026 estimated D3 RIN Index price of approximately $2.40 and our actual 2025 RINs sold. The estimated annual impact of a hypothetical 10% decrease in the average realized price per RIN would have a negative effect on our operating profit of approximately $8.5 million.

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

We use a mix of short-, medium-, and long-term sales contracts and commodity hedging derivatives to manage our exposure to our pricing risk. We did not enter into a derivative contract to hedge a portion of our RNG production for 2025 or 2024.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the market price of wholesale gas. Our analysis, which may differ from actual results, was based on a 2025 estimated NYMEX average Index Price of approximately $4.687/MMBtu and our actual 2025 gas production sold pursuant to contracts that do not provide for a fixed or floor price. The estimated annual impact of a hypothetical 10% decrease in the market price of wholesale gas would have a negative effect on our operating profit of approximately $1.4 million.

Interest Rate Risk

We previously utilized our Amended Credit Facility, which bore interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin determined by our Total Leverage Ratio, as defined in the Amended Credit Agreement. To manage exposure to variability in cash flows associated with changes in interest rates, we entered into interest rate swap agreements that effectively converted variable-rate borrowings under the Amended Credit Facility to fixed-rate obligations.

As of December 31, 2025, we had $129.0 million outstanding under the Amended Credit Facility. The weighted average interest rate on our variable debt balances during the year ended December 31, 2025 was approximately 6.44%.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to changes in interest rates. Based on our analysis, a hypothetical 10% increase in our effective borrowing rate as of December 31, 2025 would not have had a material impact on our annual interest expense or consolidated financial statements, primarily due to the effect of our interest rate swap agreements. This analysis is based on certain assumptions and does not represent a forecast of future results.

On March 9, 2026, we repaid in full all outstanding borrowings under the Amended Credit Facility in connection with entering into the Senior Credit Facility. As a result, we no longer have exposure to variable interest rate risk associated with the Amended Credit Facility. The Senior Credit Facility bears interest at a fixed rate, we do not expect material exposure to changes in market interest rates with respect to borrowings under this facility. Accordingly, our exposure to interest rate risk following the refinancing is expected to be significantly reduced compared to our prior variable-rate borrowings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Montauk Renewables, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Montauk Renewables, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Pittsburgh, Pennsylvania

March 11, 2026

MONTAUK RENEWABLES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
	as of December 31,
ASSETS	2025	2024
Current assets:
Cash and cash equivalents	$23,752	$45,621
Accounts and other receivables	9,167	8,172
Current restricted cash	8	8
Income tax receivable	702	41
Current portion of derivative instruments	220	471
Prepaid insurance and other current assets	3,306	2,911
Total current assets	$37,155	$57,224
Non-current restricted cash	$430	$375
Property, plant and equipment, net	341,395	252,288
Goodwill and intangible assets, net	19,605	18,113
Deferred tax assets	5,550	1,272
Non-current portion of derivative instruments	—	298
Operating lease right-of-use assets	9,082	7,064
Finance lease right-of-use assets	39	110
Equity method investment	3,824	—
Other assets	18,380	12,271
Total assets	$435,460	$349,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,638	$8,856
Accrued liabilities	11,735	10,069
Related party payable	—	625
Current portion of operating lease liability	3,287	2,049
Current portion of finance lease liability	32	76
Current portion of long-term debt	2,733	11,853
Total current liabilities	$33,425	$33,528
Long-term debt, less current portion	$126,000	$43,763
Non-current portion of operating lease liability	5,880	5,138
Non-current portion of finance lease liability	8	36
Asset retirement obligations	6,960	6,338
Other liabilities	39	2,795

Total liabilities	$172,312	$91,598

Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value, authorized 690,000,000 shares; 143,912,811 and 143,792,811 shares issued at December 31, 2025 and December 31, 2024, respectively; 143,244,544 and 142,711,797 shares outstanding at December 31, 2025 and December 31, 2024, respectively	$1,431	$1,426
Treasury stock, at cost, 2,521,886 and 2,308,524 shares December 31, 2025 and December 31, 2024, respectively	(21,681)	(21,262)
Additional paid-in capital	226,302	221,905
Retained earnings	57,096	55,348
Total stockholders' equity	$263,148	$257,417
Total liabilities and stockholders' equity	$435,460	$349,015

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2025	2024	2023
Total operating revenues	$176,382	$175,736	$174,904

Operating expenses:
Operating and maintenance expenses	77,646	66,663	59,762
General and administrative expenses	31,736	36,286	34,403
Royalties, transportation, gathering and production fuel	32,945	31,502	34,861
Depreciation, depletion and amortization	29,972	23,515	21,158
Impairment loss	3,231	1,586	902
Transaction costs	—	61	178
Total operating expenses	$175,530	$159,613	$151,264
Operating income	$852	$16,123	$23,640

Other expenses (income):
Interest expense	$4,816	$5,277	$5,753
Income from equity investment	(1,485)	—	—
Other expense (income)	8	(1,331)	(479)
Total other expenses	$3,339	$3,946	$5,274
(Loss) income before income taxes	$(2,487)	$12,177	$18,366

Income tax (benefit) expense	(4,235)	2,443	3,418
Net income	$1,748	$9,734	$14,948

Income per share:
Basic	$0.01	$0.07	$0.11
Diluted	$0.01	$0.07	$0.11

Weighted-average common shares outstanding:
Basic	143,020,271	142,279,079	141,727,905
Diluted	143,076,091	142,397,493	142,151,640

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total equity
Balance at December 31, 2022	141,633,417	$1,416	971,306	$(11,051)	$206,060	$30,666	$227,091
Vesting of stock awards	352,772	4	—	—	—	—	4
Treasury stock	—	—	13,456	(122)	—	—	(122)
Net income	—	—	—	—	—	14,948	14,948
Stock-based compensation	—	—	—	—	8,318	—	8,318
Balance at December 31, 2023	141,986,189	$1,420	984,762	$(11,173)	$214,378	$45,614	$250,239
Vesting of stock awards	725,608	6	—	—	—	—	6
Treasury stock	—	—	1,323,762	(10,089)	—	—	(10,089)
Consolidation of VIE	—	—	—	—	(2,432)	—	(2,432)
Net income	—	—	—	—	—	9,734	9,734
Stock-based compensation	—	—	—	—	9,959	—	9,959
Balance at December 31, 2024	142,711,797	$1,426	2,308,524	$(21,262)	$221,905	$55,348	$257,417
Vesting of stock awards	532,747	5	—	—	—	—	5
Treasury stock	—	—	213,362	(419)	—	—	(419)
Consolidation of VIE	—	—	—	—	(47)	—	(47)
Net income	—	—	—	—	—	1,748	1,748
Stock-based compensation	—	—	—	—	4,444	—	4,444
Balance at December 31, 2025	143,244,544	$1,431	2,521,886	$(21,681)	$226,302	$57,096	$263,148

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands):	For The Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,748	$9,734	$14,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	29,972	23,515	21,158
(Benefit) provision for deferred income taxes	(4,278)	804	1,876
Stock-based compensation	4,444	9,959	8,318
Derivative mark-to-market adjustments and settlements	549	486	560
Net loss on disposal of assets	36	—	94
(Decrease) increase in earn-out liability	594	(1,703)	1,266
Accretion of asset retirement obligations	485	445	407
Liabilities associated with properties sold	—	(225)	—
Amortization of debt issuance costs	391	360	367
Impairment loss	3,231	1,586	902
Non cash expense - RINs sold from equity method investment	1,661	—	—
Income from equity method investment	(1,485)	—	—
Cash provided (used) by changes in assets and labilities:
Accounts receivable	(995)	4,580	(5,531)
Royalty offset long term receivable	(4,595)	(3,089)	(3,515)
Income tax receivable	(661)	(354)	(89)
Critical spare inventory	(1,694)	472	(1,012)
Accounts payable and Accrued liabilities	735	(2,298)	1,326
Other	196	(477)	(22)
Net cash provided by operating activities	$30,334	$43,795	$41,053
Cash flows from investing activities:
Capital expenditures	$(116,542)	$(62,323)	$(63,091)
Asset acquisition	—	(820)	—
Capital contributions to equity method investments	(4,000)	—	—
Cash collateral deposits	55	(48)	2
Proceeds from sale of assets	—	1,000	2
Net cash used in investing activities	$(120,487)	$(62,191)	$(63,087)
Cash flows from financing activities:
Repayments of long-term debt	$(12,000)	$(8,000)	$(8,000)
Borrowings on revolver	105,000	—	—
Repayments on revolver	(20,000)	—	—
Contingent consideration payments	(4,176)	—	—
Common stock issuance	5	6	4
Treasury stock purchase	(419)	(1,780)	(122)
Related party receivable	—	—	(1,138)
Finance lease payments	(71)	(68)	(74)
Net cash provided (used) in financing activities	$68,339	$(9,842)	$(9,330)
Net decrease in cash and cash equivalents and restricted cash	$(21,814)	$(28,238)	$(31,364)
Cash and cash equivalents and restricted cash at beginning of period	$46,004	$74,242	$105,606
Cash and cash equivalents and restricted cash at end of period	$24,190	$46,004	$74,242
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$23,752	$45,621	$73,811
Restricted cash and cash equivalents - current	8	8	8
Restricted cash and cash equivalents - non-current	430	375	423
	$24,190	$46,004	$74,242

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest, net of $1,308 and $0 capitalized respectively	$4,058	$4,300	$5,003
Cash paid for income taxes	783	1,993	1,915
Accrual for purchase of property, plant and equipment included in accounts payable and accrued liabilities	11,785	4,699	5,471
Non-cash purchase of Treasury stock	—	8,309	—
Non-cash RIN distribution from equity method investment	1,661	—	—

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

On January 26, 2021, the Company entered into a Loan Agreement and Secured Promissory Note (as amended on February 22, 2021, December 22, 2021, December 22, 2022, December 27, 2023 and March 5, 2025) with MNK pursuant to which the Company advanced a cash loan to MNK for MNK to pay its dividends tax liability arising from the Reorganization Transactions under the South African Income Tax Act, 1962 (Act No. 58 of 1962), as amended. The terms of the loan following the amendments are substantially similar to the initial loan agreement and were primarily entered into to (1) increase the principal amount outstanding under the loan to $10,690 in the aggregate (2) extended the maturity date to December 31, 2033 also, in accordance with Montauk Renewables’ obligations set forth in the Transaction Implementation Agreement ("TIA"). This loan became due on December 31, 2024 (“Maturity Date”) when MNK and RP47 did not extend the maturity of the loan agreement. Associated with a modification on December 31, 2024 of the TIA between us and MNK, we became obligated to repay the RP47 Loan on MNK’s behalf as MNK did not have sufficient funds to repay the RP47 Loan. On February 2, 2025, our Board of Directors approved the repayment of the RP47 Loan under the TIA. On March 5, 2025 and in connection with the Fifth Amended and Restated Loan Agreement and Secured Promissory Note", the Company repaid the RP47 loan as required under the TIA. In connection with the modification under the TIA, RP47 retained its power over MNK but no longer held significant benefits in MNK. Substantially all of MNK’s activities are conducted on our behalf as MNK’s only asset is the 976,623 shares of our common stock held as security for the Fifth Amended and Restated Loan Agreement and Secured Promissory Note. MNK’s only obligation was its loan to us and thus, we became the primary beneficiary of MNK on December 31, 2024. The Fifth Amended Promissory Note became an intercompany loan and was eliminated in consolidation. MNK’s investment of $10,178 in the Company was also eliminated in consolidation. There was no gain or loss on the initial consolidation of MNK as the transaction was a common control transaction. We also recorded a noncash acquisition of Treasury Stock ($8,309) related to the consolidation of the 976,623 shares of our Common Stock collateralizing the Fifth Amended Promissory Note. MNK is currently an affiliate of the Company and certain of the Company’s directors are also directors of MNK. See Note 17 for more information.

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

Segment Reporting

The Company reports segment information in two segments: RNG and Renewable Electricity Generation. This is consistent with the internal reporting provided to the chief operating decision maker who evaluates operating results and performance. The aforementioned business services and offerings described in Note 1 are defined by management as two distinct operating segments: RNG and Renewable Electricity Generation. Below is a description of the Company’s operating segments and other activities.

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

A summary of impairment losses on tangible and intangible assets for the year ended December 31, 2025, 2024 and 2023 is included in Note 3.

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

The values of the Level 2 interest rate derivatives were determined using a model, which incorporates market inputs including the implied forward interest rate yield curve for the same period as the future interest rate swap settlement. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2025 and 2024. The Company’s asset retirement obligations are recorded at fair value at the time the liability is incurred if a reasonable estimate of fair value can be made. Fair value is determined by calculating the estimated present value of the cost to retire the asset as determined by qualified engineers, based on currently available information and inflation estimates and is considered a Level 3 measurement. The Company’s earn-out liability fair value is determined by calculating the estimated present value of future obligations based on currently available information and the discount factor used and is considered a Level 3 measurement.

A summary of changes in the fair values of the Company’s Level 3 instruments, attributable to asset retirement obligations and the earn out liability, for the years ended December 31, 2025 and 2024 is included in Note 11.

Renewable Identification Numbers (“RINs”)

The Company generates D3 RINs through its production and sale of RNG used for transportation purposes as prescribed under the Federal Renewable Fuel Standard. The RINs that the Company generates as government incentives through its renewable operating projects can be separated and sold as credits independent from the energy produced and not a result of physical attributes of the Company’s production. Therefore, no cost is allocated to the RIN when it is generated. Revenue is recognized on these

Environmental Attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer and transfer of control has occurred. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments. The Company had zero and 6.8 million RINs generated and unsold as of December 31, 2025 and 2024, respectively.

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

Equity-Based Compensation

The Company accounts for equity-based compensation under the provisions of ASC 718, Compensation—Stock Compensation, (“ASC 718”). ASC 718 requires compensation costs related to share-based payment transactions, measured based on the fair value of the instruments issued, be recognized in the consolidated financial statements over the requisite service period of the award. Stock options are initially measured on the grant date using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, term, risk-free interest rate and dividend yield. For restricted stock shares, the Company determines the grant date fair value based on the closing market price of the stock on the date of the grant. Forfeitures are recognized when they occur.

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

Recently Adopted Accounting Standards

In December 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): derivatives scope refinements and scope clarification for share-based noncash consideration from a customer in a revenue contract. This ASU (1) refines the scope of the guidance on derivatives in ASC 815 (Issue 1) and (2) clarifies the guidance on share-based payments from a customer in ASC 606 (Issue 2). The Company has adopted the standard retrospectively, as of December 31, 2025.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the Company's Annual Report on Form 10-K for the year ended December 31, 2025, with early adoption permitted. The Company has adopted the standard retrospectively, and the enhanced expense disclosures can be found in Note 14.

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

NOTE 3—ASSET IMPAIRMENT

The Company recorded $3,231, $1,586 and $902 in impairment losses for the years ended December 31, 2025, 2024 and 2023, respectively. In 2025, $2,676 was impaired for costs related to an RNG development project for which the local utility is no longer accepting RNG into its distribution system. All associated costs other than a gas rights development payment related to the project were impaired. The remaining 2025 impairments of $555 were for specifically identified assets deemed obsolete or non-operable and consisted of $432 within the RNG segment, $120 within the REG segment and $3 within the Corporate segment. In 2024, for one of its REG sites, the Company entered into a bill of sale, assignment and assumption agreement to sell its rights to the existing fuel supply agreement and property back to the site host in advance of the fuel supply agreement termination date and received $1,000 in proceeds. The effective date of the sale, assignment and assumption agreement was October 1, 2024. The Company elected to cease operations prior to the assignment date and consequently the remaining book value of long lived assets and intangibles were impaired for $312. The $1,000 in proceeds received was recognized as Other income in the Consolidated Statement of Operations. In addition, $329 in REG impaired assets were due to initial startup testing failures for one of its REG construction work in progress sites. Remaining 2024 impairments, $843 in RNG assets and $102 in REG assets, were for various equipment that was deemed obsolete or inoperable for current operations. 2023 impairments included $777 for specifically identified RNG machinery and feedstock processing equipment that were no longer in operational use and recorded in the Company's RNG segment. The remaining $125 in impairments were for specifically identified obsolete REG critical spares.

Impairment loss was recorded under Operating expenses within the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023.

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products or services to customers. Revenue is recorded net of allowances and customer discounts. Transportation and gathering costs incurred by customers after the transfer of control of the commodities are netted from revenue, as the Company does not control these services and acts as an agent with respect to such costs. To the extent applicable, sales, value add and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. In certain cases, the Company's performance obligation under its sale of RNG contracts include variable components, whose consideration is based on subsequent monetization of environmental attribute credits by third parties. These variable components are recognized over time to the extent it is probable that a significant reversal will not occur.

The Company’s performance obligations related to the sale of renewable energy (i.e. RNG and Renewable Electricity) are generally satisfied over time. Revenue related to the sale of renewable energy is generally recognized over time using an output based upon the product quantity delivered to the customer. This measure is used to best depict the Company’s performance to date under the terms of the contract. Revenue from products transferred to customers over time accounted for 33%, 26% and 24% of revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company’s performance obligations related to the sale of Environmental Attributes are generally satisfied at a point in time and were 67%, 74% and 76% of revenue for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recognizes Environmental Attribute revenue at the point in time in which the customer obtains control of the Environmental Attributes, which is generally when the title of the Environmental Attribute passes to the customer upon delivery. In limited cases, title does not transfer to the customer and revenue is not recognized until the customer has accepted the Environmental Attributes.

The following tables display the Company’s disaggregated revenue by major source, based on product type and timing of transfer of goods and services for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$—	$48,530	$48,530
Natural gas environmental attributes	110,060	—	110,060
Electric commodity	—	10,326	10,326
Electric environmental attributes	7,466	—	7,466
	$117,526	$58,856	$176,382
Operating segment:
RNG	$110,060	$48,530	$158,590
REG	7,466	10,326	17,792
	$117,526	$58,856	$176,382

	Year Ended December 31, 2024
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$—	$35,039	$35,039
Natural gas environmental attributes	122,463	—	122,463
Electric commodity	—	10,648	10,648
Electric environmental attributes	7,586	—	7,586
	$130,049	$45,687	$175,736
Operating segment:
RNG	$122,463	$35,039	$157,502
REG	7,586	10,648	18,234
	$130,049	$45,687	$175,736

	Year Ended December 31, 2023
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$—	$30,207	$30,207
Natural gas environmental attributes	125,874	—	125,874
Electric commodity	—	11,301	11,301
Electric environmental attributes	7,522	—	7,522
	$133,396	$41,508	$174,904
Operating segment:
RNG	$125,874	$30,207	$156,081
REG	7,522	11,301	18,823
	$133,396	$41,508	$174,904

Practical expedients and remaining performance obligations

The Company recognizes the sale of natural gas and electric commodities using the right to invoice practical expedient. The Company determined that the revenues recognized as of period end correspond directly with the value transferred to customers and the Company's satisfaction of the performance obligations to date. Furthermore, with the application of the right to invoice practical expedient and in consideration that contracts related to future environmental attributes sales do not exceed one year, there are no remaining unsatisfied or partially satisfied performance obligations as of December 31, 2025.

NOTE 5—EQUITY METHOD INVESTMENTS

In March 2025, the Company entered into a joint venture, GreenWave Energy Partners, LLC, ("GreenWave"). The investees in the joint venture are Pesta Energy, LLC, a wholly owned subsidiary of the Company, with an ownership percentage of 51% and Pioneer Renewable Energy Marketing, LLC ("PREM"), with an ownership percentage of 49%. Although the Company holds a 51%

ownership interest, GreenWave is jointly controlled by each party, and no single entity has the unilateral ability to direct the activities that most significantly impact GreenWave’s economic performance; accordingly, consolidation is not required. As of December 31, 2025, the Company has contributed $4,000. Additionally, the Company provided for a $167 short-term loan. Subject to various and certain requirements as defined in the underlying agreements, the Company could be required to make additional short term loans up to $333. Any additional funding, if required, would be evaluated at the time of funding to determine the appropriate accounting treatment. The joint venture is primarily intended to help address the limited capacity of RNG usage in transportation by dispensing RNG through expanded Transportation Fuel uses under the RFS. While the joint venture is not expected to use RNG produced by the Company, it is expected to provide access to exclusive unique and proprietary pathways for other industry producers of RNG. PREM facilitates access to these pathways and the Company provides for the efficient RIN separation for the joint venture. As part of the agreement, the Company receives separated RINs as distributions. For the year ended December 31, 2025, the Company received 706 RINs with a distribution value of $1,661. The distributions of separated RINs are accounted for as a return on investment and are recognized based on the Company’s share of GreenWave’s earnings, with any excess distributions treated as a return of investment and recorded as a reduction of the carrying amount of the equity method investment. For the year ended December 31, 2025, the Company recorded $1,485 in income from the joint venture. As of December 31, 2025, the Company had a non-consolidated equity method investment of $3,824.

The Company utilizes the equity method of accounting related to this joint venture. Refer to Note 2 – Summary of
Significant Accounting Policies.

NOTE 6—ACCOUNTS AND OTHER RECEIVABLES

The Company extends credit based upon an evaluation of the customer’s financial condition. Credit terms are consistent with industry standards and practices. Accounts Receivable consist of sales to large creditworthy energy and utility companies. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the Consolidated Statements of Operations. No reserve expense was recorded for the years ended December 31, 2025, 2024 and 2023.

Accounts and other receivables consist of the following as of December 31, 2025, 2024 and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Accounts receivables	$6,578	$7,869	$12,557
Other receivables	2,589	294	148
Reimbursable expenses	—	9	47
Accounts and other receivables, net	$9,167	$8,172	$12,752

NOTE 7—PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Land	$1,568	$1,568
Buildings and improvements	38,914	36,434
Machinery and equipment	321,834	275,692
Gas mineral rights	35,526	35,526
Construction work in progress	163,277	95,551
Total	$561,119	$444,771
Less: Accumulated depreciation and amortization	(219,724)	(192,483)
Property, plant & equipment, net	$341,395	$252,288

Depreciation expense for Property, plant and equipment was $28,420, $22,096 and $19,624 and Depletion expense for gas mineral rights was $364, $365 and $489 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

NOTE 8—GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and Intangible assets consist of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	230	230
Total intangible assets with indefinite lives:	$230	$230
Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $5,344 and $4,593	$13,972	$14,614
Customer contracts, net of accumulated amortization of $17,841 and $17,476	5,343	3,209
Total intangible assets with finite lives:	$19,315	$17,823
Total Goodwill and Intangible assets	$19,605	$18,113

The weighted average remaining useful life of the customer contracts and interconnections are approximately 12 and 13 years, respectively. Amortization expense was $1,117, $986 and $972 for the years ended December 31, 2025, 2024 and 2023, respectively.

Amortization expense for customer contracts and interconnections for the next five years is as follows:

	Customer	Inter-
Year ending	Contracts	connections
2026	$427	$751
2027	427	751
2028	427	751
2029	427	751
2030	427	751
Thereafter	3,208	10,217

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

The 2025 $137 ARO addition was due an RNG expansion project placed into service. The $218 change in estimates for the year ended December 31, 2024 was due to RNG fuel supply agreement extensions and an RNG project that necessitated reassessment. The $225 reduction in the liability was due to an REG site sale as described in Note 3.

The following table summarizes the activity associated with asset retirement obligations of the Company for the years ended December 31, 2025, 2024 and 2023:

	For The Year Ended December 31,
	2025	2024	2023
Asset retirement obligations—beginning of period	$6,338	$5,900	$5,493
Accretion expense	485	445	407
New asset retirement obligation	137
Changes in estimate	—	218	—
Liabilities associated with properties sold	—	(225)	—
Asset retirement obligations—end of period	$6,960	$6,338	$5,900

NOTE 10—DERIVATIVE INSTRUMENTS

To mitigate market risk associated with fluctuations in interest rates, the Company utilizes various derivative contracts to secure interest rates under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the Company had the following interest expense in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023:

		For The Year Ended December 31,
Derivative Instrument	Location	2025	2024	2023
Interest rate swaps	Interest expense	(549)	(486)	(560)
Net loss		$(549)	$(486)	$(560)

NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of December 31, 2025 and 2024, set forth by level, within the fair value hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$220	$—	$220
Asset retirement obligations	—	—	(6,960)	(6,960)
	$—	$220	$(6,960)	$(6,740)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap derivative asset	$—	$769	$—	$769
Asset retirement obligations	—	—	(6,338)	(6,338)
Pico earn-out liability	—	—	(3,406)	(3,406)
	$—	$769	$(9,744)	$(8,975)

Interest rate swap derivatives are classified as Level 2 financial instruments and are valued utilizing Secured Overnight Financing Rates. In addition, certain assets are measured at fair value on a non-recurring basis when an indicator of impairment is identified and the assets’ fair values are determined to be less than its carrying value. See Note 3 for additional information.

A summary of changes in the fair value of the Company’s Level 3 instrument, attributable to asset retirement obligations, for the years ended December 31, 2025, 2024 and 2023 is included in Note 9. The Company’s earn-out fair value liability at its Idaho agricultural digester site was determined by calculating the estimated present value of the future obligation. The present value was assessed quarterly and was based on macro-economic factors such as inflation and risk free US Treasury rates. Company specific estimates utilized included current and future interest rates, digester inlet gas flow and projected EBITDA. A weighted average probability approach was utilized for the variables discussed above. The undiscounted maximum payout of the earn-out ranged between 5% and 20% of EBITDA based on average inlet gas production ranging from 641 standard cubic feet per minute ("scfm") to greater than 944 scfm for each semiannual period in the remaining term, as defined in the underlying agreement. In December 2025, the Company settled the earnout obligation for $4,000. The earn-out was classified as a Level 3 financial instrument and changes in the balance are recorded in Accrued liabilities and Other liabilities within the Consolidated Balance Sheets and in Royalties, transportation, gathering and production fuel within the Consolidated Statements of Operations.

There were no transfer of assets or liabilities between Levels 1, 2 or 3 of the fair value hierarchy as of December 31, 2025 and 2024.

NOTE 12—ACCRUED LIABILITIES

The Company’s accrued liabilities consists of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Accrued expenses	$3,342	$2,701
Payroll and related benefits	2,865	3,401
Royalty	2,962	1,266
Utility	1,588	1,655
Accrued interest	813	962
Other	165	84
Accrued liabilities	$11,735	$10,069

NOTE 13—DEBT

On March 9, 2026, the Company refinanced its entire debt maturing in December 2026 with a New Senior Credit Facility with a new lender. Under ASC 470-10-45-14 guidance, the Company classified its existing debt as $2,733 as short term debt and $126,000 as long term debt as of December 31, 2025. Please refer to Note 22 – Subsequent Events for further discussion.

The Company’s debt consists of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Term loans	$44,000	$56,000
Revolver	85,000	—
Less: current principal maturities	(3,000)	(12,000)
Less: debt issuance costs (on long-term debt)	—	(237)
Long-term debt	$126,000	$43,763
Current portion of long-term debt	2,733	11,853
Total debt	$128,733	$55,616

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

On March 21, 2019, MEH entered into the first amendment to the Credit Agreement which clarified a variety of terms, definitions and calculations in the Credit Agreement. The Credit Agreement requires the Company to maintain customary affirmative and negative covenants, including certain financial covenants, which are measured at the end of each fiscal quarter.

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

The Company accounted for the Fourth amendment as both a debt modification and debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). In connection with the Credit Agreement, the Company paid $2,027 in fees. Of this amount, $326 was expensed and $1,701 was capitalized and will be amortized over the life of the Credit Agreement. Amortized debt issuance expense in the amount of $391, $360 and $367 for the years ended December 31, 2025, 2024 and 2023, respectively, was recorded in interest expense in the Consolidated Statement of Operations. Unamortized debt issuance cost on the revolver was $601 and $479 as of December 31, 2025 and 2024, respectively.

On November 8, 2024, MEH entered into the Fifth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement. The Fifth amendment replaced the Bloomberg Short-Term Bank Yield Index Rate utilized for interest rates with the Secured Overnight Financing Rate Index ("SOFR"), plus applicable margin.

On December 31, 2025, MEH entered into the Sixth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement. The Sixth Amendment redefined the Total Net Leverage Ratio and accelerated the presentment of monthly unaudited financial statements to Comerica, along with the requirement of an engineering study and independent engineer's certificate as it relates to operations in North Carolina by June 3, 2026. As part of the Sixth Amendment, the Company was required to pay $515 to Comerica and the bank syndicate. Of this amount, $120 was expensed and the remainder amount was capitalized and will be amortized over the life of the Credit Agreement.

As of December 31, 2025, $44,000 and $85,000 was outstanding under the term loan and revolver, respectively. In addition, the Company had $2,571of outstanding letters of credit as of December 31, 2025. Amounts available under the revolving credit facility are reduced by any amounts outstanding under letters of credit. As of December 31, 2025, the Company’s capacity available for borrowing under the revolving credit facility was $32,429. Borrowings of the term loan and revolving credit facility bear interest at the Secured Overnight Financing Rate plus an applicable margin. Interest rates as of December 31, 2025 and 2024 were 6.44% and 6.01%, respectively.

As of December 31, 2025, the Company was in compliance with all applicable debt covenants related to the Credit Agreement with Comerica Bank. Please refer to Note 22 – Subsequent Events for discussion of the New Senior Credit Facility that the Company entered into on March 9, 2026.

Annual Maturities of Long-Term Debt

The following is a summary of annual principal maturities of long-term debt as of December 31, 2025:

Year ending	Amount
2026	129,000
Total	$129,000

NOTE 14—INCOME TAXES

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

	Year Ended December 31,
	2025	2024	2023
(Loss) income before income taxes:
Domestic	$(2,444)	$12,177	$18,366
Foreign	(43)	—	—
	$(2,487)	$12,177	$18,366

The following table details the components of the Company’s income tax provision for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Current expense:
Federal	$—	$1,041	$1,006
State	44	597	536
	$44	$1,638	$1,542

Deferred (benefit) expense:
Federal	$(4,348)	$635	$1,869
State	69	170	7
	$(4,279)	$805	$1,876

Income tax (benefit) expense	$(4,235)	$2,443	$3,418

The following table illustrates the deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carry forwards	$4,147	$4,100
Federal tax credits	17,339	12,274
Book reserves	2,107	1,824
Intangible asset amortization	4,693	5,297
Stock compensation	1,360	1,657
Impairment	990	387
Lease liabilities	2,075	2,815
VIE Loss on investment	565	565
Total deferred tax assets	33,276	28,919
Less: valuation analysis	(4,542)	(4,542)
Net deferred tax assets	$28,734	$24,377

Deferred tax liabilities:
Property depreciation	$(21,130)	$(20,319)
Right of use assets	(2,054)	(2,786)
Total deferred tax liabilities	(23,184)	(23,105)
Net deferred tax assets	5,550	1,272

As of December 31, 2025, the Company has $2,727 (tax affected) of federal net operating losses carryforwards that are not expected to be realizable due to restrictive loss limitation rules. As such a full valuation allowance has been recorded to offset the value of the related carryforward. As of December 31, 2025, the Company has $1,335 state net operating loss carryforwards. A partial valuation allowance has been recorded to recognize that some attributes may expire before utilization. Additionally, the Company has $17,339 of federal tax credit carryforwards that expire 20 years from the date earned. The credits available as of December 31, 2025 will begin to expire in 2039.

The following table details the components of the Company’s income tax provision for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
U.S. federal tax at statutory rate	$(522)	21%	$2,557	21%	$3,857	21%
State and local income taxes, net of federal income tax effect	104	-4%	642	5%	430	2%
Tax credits:
Energy-related tax credits	(4,822)	194%	(2,381)	-20%	(2,324)	-13%
Changes in valuation allowances	—	—	—	—	—	—
Nontaxable or nondeductible items:
Share-based payment awards	1,322	-53%	1,298	11%	(175)	-1%
Limitation on executive compensation	(343)	14%	184	2%	1,530	8%
Other	18	-1%	143	1%	114	1%
Changes in unrecognized tax benefits	—	—	—	—	—	—
Other adjustments	8	—	—	—	(14)	0%
Total income tax (benefit) expense and effective rate	$(4,235)	170%	$2,443	20%	$3,418	19%

State taxes in Pennsylvania and Texas comprise the majority of the state and local income taxes, net of federal effect category in all presented years.

As of December 31, 2025, the tax years 2022, 2023 and 2024 are open for examination by the IRS.

	Year Ended December 31,
	2025	2024	2023
Federal:	$250	$1,560	$1,111

State:
California	114	78	20
Idaho	68	—	84
Pennsylvania	107	118	372
Texas	240	235	328
Other	4	2	—
Net cash paid for income taxes	$783	$1,993	$1,915

Valuation Allowance

The Company annually reviews its deferred tax assets for the possibility they will not be realized. A valuation allowance will be recorded if it is determined more than a 50% likelihood exists that a deferred tax asset will not be realized. A $4,542 valuation allowance exists as of December 31, 2025 and 2024, which represents the Company’s deferred tax assets that are not expected to be realized. $565 of the valuation allowance represents MNK's investment deferred tax assets that the Company does not expect to realize. Refer to Note 17, Related Party Transactions for further information regarding the consolidation of MNK on December 31, 2024.

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

At this point in time the Company is not aware of any tax positions taken that would give rise to recording an uncertain tax position. As such, the Company has not recorded any liability for unrecognized tax benefits as of December 31, 2025 or 2024. The Company records interest and penalties as a component of income tax expense. However, as there are no unrecognized tax benefits for the years ended December 31, 2025 and December 31, 2024, the Company has no penalties or interest accrued at December 31, 2025 and 2024, respectively.

NOTE 15—SHARE-BASED COMPENSATION

The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified stock options, restricted stock units and restricted share awards to the employees of Montauk Renewables and its subsidiaries in January 2021. In connection with the restricted share awards, the officers of the Company made elections under Section 83(b) of the Code. Pursuant to such elections, the Company withheld 950,214 shares of common stock from such awards at a price of $11.38 per share from such awards. The Company records and reports restricted shares and restricted stock units when vested and in the case of options, when such awards are settled in the Company’s common stock. Stock compensation expense related to these awards was $718, $1,470 and $1,723 for the years ended December 31, 2025, 2024 and 2023, respectively.

In connection with a May 2021 asset acquisition, 1,250,000 restricted share awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with the acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and were only subjected to time-based vesting requirements over a five-year period. The awards were revalued at $15,500. Stock compensation expense related to the two awards was $1,862, $5,866 and $4,908 for the year ended December 31, 2025, 2024 and 2023, respectively. Due to two employee terminations, $1,550 and $2,911 in accelerated noncash stock compensation expense was recognized in 2025 and 2024, respectively, within the line item General and administration expense. No additional compensation expense remains for these RS awards.

In 2023, the board of directors of the Company approved the grant of non-qualified stock options to the executive officers of the Company, which vest ratably over a period of three to five years. Stock compensation expense related to these awards was $1,869, $2,629 and $1,692 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP for the years ended December 31, 2025, 2024 and 2023:

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2023	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Beginning of period - January 1, 2024	1,638,678	$11.91	150,000	$10.09	2,325,000	$7.04
Granted	—	—	80,000	4.41	—	—
Vested	(1,012,570)	11.89	(60,000)	9.49	—	—
End of period - Balance at December 31, 2024	626,108	$11.93	170,000	$7.63	2,325,000	$7.04

End of period - December 31, 2024	626,108	$11.93	170,000	$7.63	2,325,000	$7.04
Beginning of period - January 1, 2025	626,108	$11.93	170,000	$7.63	2,325,000	$7.04
Granted	—	—	80,000	1.77	—	—
Vested	(626,108)	11.93	(120,000)	6.60	—	—
Forfeited	—	—	—	—	(225,000)	9.57
End of period - December 31, 2025	—	$—	130,000	$4.97	2,100,000	$6.77

Unrecognized MRI EICP compensation expense for awards the Company expects to vest as of December 31, 2025, was $2,945 and will be recognized over approximately 2.3 years.

NOTE 16—DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $867, $796 and $640 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In December 2021, Rivetprops 47 Proprietary Limited (“RP47”) entered into an agreement to loan MNK up to 10,000 South African Rand (the “RP47 Loan”). The principal balance and accrued interest as of December 31, 2024 was 11,713 Rand or approximately $650 US Dollars. There was no collateral pledged for this loan. This loan became due on December 31, 2024 (“Maturity Date”) when MNK and RP47 did not extend the maturity of the loan agreement. Associated with a modification on December 31, 2024 of the TIA between us and MNK, we became obligated to repay the RP47 Loan on MNK’s behalf as MNK did not have sufficient funds to repay the RP47 Loan. On February 2, 2025, our Board of Directors approved the repayment of the RP47 Loan under the TIA. On March 5, 2025 and in connection with the Fifth Amended and Restated Loan Agreement and Secured Promissory Note", the Company repaid the RP47 loan as required under the TIA.

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

Prior to the RP47 Loan repayment, we concluded that RP47, a related party of us through RP47’s ownership of MNK, was the primary beneficiary of MNK under the variable interest entity model. In connection with the modification under the TIA, RP47 retained its power over MNK but no longer held significant benefits in MNK. Substantially all of MNK’s activities are conducted on our behalf as MNK’s only asset is the 976,623 shares of our common stock held as security for the Fifth Amended and Restated Loan Agreement and Secured Promissory Note. MNK’s only obligation is its loan to us and thus, we became the primary beneficiary of MNK on December 31, 2024. In accordance with ASC 810, we consolidated MNK on December 31, 2024. The Fifth Amended Promissory Note became an intercompany loan and was eliminated in consolidation. MNK’s investment of $10,178 in the Company was also eliminated in consolidation. There was no gain or loss on the initial consolidation of MNK as the transaction is a common control transaction. We also recorded a noncash acquisition of Treasury stock ($8,309) related to the consolidation of the 976,623 shares of our Common stock collateralizing the Fifth Amended Promissory Note. As of December 31, 2025, MNK amounts consolidated into MRI's consolidated balance sheet were $66 cash, $45 other current assets, $32 accrued liabilities and $39 in other long term liabilities.

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

NOTE 18—SEGMENT INFORMATION

The Company’s reportable segments for the years ended December 31, 2025, 2024 and 2023 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity plants. The Corporate entity is not determined to be an operating segment and though not an operating segment, certain corporate costs are disclosed as reconciling items to the Company’s consolidated results. The following tables are consistent with the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), evaluates the performance of each segment and allocates the Company's resources. The CODM evaluates the performance of the segments based on segment operating income (loss). The Company maintains discrete financial information for its operating sites, which meet the definition of an operating segment, but are aggregated into reportable segments based on the type of commodity produced, as these operating sites have similar economic characteristics, including production processes, customer types and regulatory environments. Total Assets and Capital expenditures by segment are also provided within the tables below, as these amounts are regularly reviewed by the CODM. “RNG” refers to Renewable Natural Gas and “REG” refers to Renewable Electricity Generation.

For The Year Ended December 31, 2025
	RNG	REG	Total
Operating segment revenue	$155,736	$17,231	$172,967

Corporate and other revenue			3,415
Total consolidated revenue			$176,382

Less (1)
Payroll and related expenses	9,242	3,143	12,385
Wellfield operating and maintenance	7,220	3,035	10,255
Plant expense	2,276	1,501	3,777
Waste disposal	2,415	161	2,576
Preventative maintenance	15,045	3,189	18,234
Breakdown expenses	2,069	1,368	3,437
Utility expense	16,376	514	16,890
Royalties, transportation, gathering and production fuel	30,986	1,959	32,945
Depreciation, depletion and amortization	24,377	5,332	29,709
Impairment	3,107	120	3,227
Other operating expenses (2)	4,450	1,779	6,229
Operating segment expenses	$117,563	$22,101	$139,664

Corporate and other operating expenses (3)			35,866
Total consolidated operating expenses			$175,530

Operating segment income (loss)	$38,173	$(4,870)	$33,303

Corporate and other operating loss			(32,451)
Total consolidated operating income			$852

Operating segment other expenses	$15	$50	$65
Corporate and other expenses (4)			3,274
Total consolidated other expenses			$3,339

Operating segment income (loss) before income taxes	$38,158	$(4,920)	$33,238

Corporate and other loss before income taxes			(35,725)
Total consolidated loss before income taxes			$(2,487)

Operating segment assets	$201,056	$192,152	$393,208
Corporate and other assets			42,252
Total consolidated assets			$435,460

Operating segment capital expenditures	$38,693	$77,618	$116,311
Corporate and other capital expenditures			231
Total consolidated capital expenditures			$116,542

(1) Significant expenses regularly reviewed by the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of operating expenses for Corporate and other are payroll and related expenses of $19,152, insurance of $4,646 and professional and IT fees of $4,843.

(4) The majority of other expense (income) for Corporate and other are interest expense of $4,816 and income from equity investment of ($1,485).

For The Year Ended December 31, 2024
	RNG	REG	Total
Operating segment revenue	$157,983	$17,753	$175,736

Corporate and other revenue			-
Total consolidated revenue			$175,736

Less (1)
Payroll and related expenses	8,516	2,226	10,742
Wellfield operating and maintenance	5,104	3,537	8,641
Plant expense	2,262	1,133	3,395
Waste disposal	2,353	54	2,407
Preventative maintenance	13,677	3,607	17,284
Breakdown expenses	1,736	469	2,205
Utility expense	15,571	310	15,881
Royalties, transportation, gathering and production fuel	29,529	1,973	31,502
Depreciation, depletion and amortization	18,192	5,099	23,291
Impairment	843	743	1,586
Other operating expenses (2)	4,168	1,425	5,593
Operating segment expenses	$101,951	$20,576	$122,527

Corporate and other operating expenses (3)			37,086
Total consolidated operating expenses			$159,613

Operating segment income (loss)	$56,032	$(2,823)	$53,209

Corporate and other operating loss			(37,086)
Total consolidated operating income			$16,123

Operating segment other income	$(32)	$(1,010)	$(1,042)
Corporate and other expenses (4)			4,988
Total consolidated other expenses			$3,946

Operating segment income (loss) before income taxes	$56,064	$(1,813)	$54,251

Corporate and other loss before income taxes			(42,074)
Total consolidated income before income taxes			$12,177

Operating segment assets	$187,438	$107,519	$294,957
Corporate and other assets			54,058
Total consolidated assets			$349,015

Operating segment capital expenditures	$25,403	$36,280	$61,683
Corporate and other capital expenditures			640
Total consolidated capital expenditures			$62,323

(1) Significant expenses regularly reviewed by the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of operating expenses for Corporate and other are payroll and related expenses of $23,847, insurance of $5,488 and professional and IT fees of $4,141.

(4) The majority of other expense (income) for Corporate and other is interest expense of $5,276.

For The Year Ended December 31, 2023
	RNG	REG	Total
Operating segment revenue	$156,455	$18,449	$174,904

Corporate and other revenue			-
Total consolidated revenue			$174,904

Less (1)
Payroll and related expenses	7,620	1,850	9,470
Wellfield operating and maintenance	3,659	2,080	5,739
Plant expense	2,874	806	3,680
Waste disposal	2,103	24	2,127
Preventative maintenance	10,202	3,822	14,024
Breakdown expenses	2,711	832	3,543
Utility expense	15,168	579	15,747
Royalties, transportation, gathering and production fuel	32,876	1,985	34,861
Depreciation, depletion and amortization	15,720	5,193	20,913
Impairment	777	125	902
Other operating expenses (2)	3,458	1,749	5,207
Operating segment expenses	$97,168	$19,045	$116,213

Corporate and other operating expenses (3)			35,051
Total consolidated operating expenses			$151,264

Operating segment income (loss)	$59,287	$(596)	$58,691

Corporate and other operating loss			(35,051)
Total consolidated operating income			$23,640

Operating segment other expenses (income)	$16	$(24)	$(8)
Corporate and other expenses (4)			5,282
Total consolidated other expenses			$5,274

Operating segment income (loss) before income taxes	$59,271	$(572)	$58,699

Corporate and other loss before income taxes			(40,333)
Total consolidated income before income taxes			$18,366

Operating segment assets	$176,951	$73,369	$250,320
Corporate and other assets			99,918
Total consolidated assets			$350,238

Operating segment capital expenditures	$41,325	$21,682	$63,007
Corporate and other capital expenditures			84
Total consolidated capital expenditures			$63,091

(1) Significant expenses regularly reviewed by the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of operating expenses for Corporate and other are payroll and related expenses of $20,396, insurance of $5,951 and professional and IT fees of $5,399.

(4) The majority of other expense (income) for Corporate and other is interest expense of $5,753.

For the years ended December 31, 2025, 2024 and 2023, two, four and three customers, respectively, made up greater than 10% of our total revenues.

	Year Ended December 31, 2025
	RNG	REG	Corporate	Total

Customer A	17.4%	—	—	17.4%
Customer B	11.3%	—	—	11.3%

	Year Ended December 31, 2024
	RNG	REG	Corporate	Total
Customer A	17.6%	—	—	17.6%
Customer B	15.7%	—	—	15.7%
Customer C	13.8%	—	—	13.8%
Customer D	11.8%	—	—	11.8%

	Year Ended December 31, 2023
	RNG	REG	Corporate	Total
Customer A	22.0%	—	—	22.0%
Customer B	11.7%	—	—	11.7%
Customer C	11.7%	—	—	11.7%

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

As of December 31, 2025, there were no leases entered into which have not yet commenced and that would entitle the Company to significant rights or create additional obligations. The total lease cost included in our consolidated financial statements of operations for the years ended December 31, 2025, 2024 and 2023 were $3,080, $859, and $695, respectively.

Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet and the lease expense for those leases is recognized on a straight-line basis. The short-term lease expense for the years ended December 31, 2025, 2024 and 2023 were $3,711, $3,927 and $2,960, respectively.

Supplemental information related to operating lease arrangements was as follows as of and for the year ended December 31, 2025, 2024 and 2023:

	For The Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,056	$922	$431
Weighted average remaining lease term (in years)	2.80	3.48	5.24
Weighted average discount rate	5.00%-6.00%	5.00%-6.00%	5.00%

Future minimum operating lease payments for the years ending December 31, are as follows:

Year Ending
2026	$3,662
2027	2,147
2028	1,767
2029	606
2030	618
Thereafter	1,490
Imputed interest	(1,123)
Total	$9,167

Supplemental information related to finance lease arrangements was as follows:

	For The Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of financing lease liabilities	$82	$73	$79
Weighted average remaining lease term (in years)	2.76	2.02	3.54
Weighted average discount rate	5.00%-6.00%	5.00%-6.00%	5.00%

Future minimum finance lease payments are as follows:

Year Ending
2026	$32
2027	1
2028	1
2029	1
2030	1
Thereafter	8
Imputed interest	(4)
Total	$40

NOTE 20—COMMITMENTS AND CONTINGENCIES

Concentrations

A substantial portion of the Company’s revenues are generated from five locations in 2025, 2024, and 2023, each in separate areas of the country. For the years ended December 31, 2025, 2024 and 2023, 68%, 69% and 68%, respectively, of operating revenues were derived from these locations. In addition, five customers make up 77% and 76% of trade receivables as of December 31, 2025 and December 31, 2024, respectively.

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

Contingencies

The Company, from time to time, may be involved in litigation. At December 31, 2025, management does not believe there are any matters outstanding that would have a material adverse effect on the Company’s financial position or results of operations.

Note 21—INCOME PER SHARE

Basic and diluted income per share was computed using the following common share data for the years ended December 31, 2025, 2024 and 2023, respectively:

	For The Year Ended December 31,
	2025	2024	2023
Net income	$1,748	$9,734	$14,948
Basic weighted-average shares outstanding	143,020,271	142,279,079	141,727,905
Dilutive effect of share-based awards	55,820	118,414	423,735
Diluted weighted-average shares outstanding	143,076,091	142,397,493	142,151,640
Basic income per share	$0.01	$0.07	$0.11
Diluted income per share	$0.01	$0.07	$0.11

NOTE 22—SUBSEQUENT EVENTS

The Company evaluated subsequent events related to its December 31, 2025 consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except for the matters discussed below.

On March 9, 2026, the Company entered into a new, five year Senior Credit Facility with CCH1 MEH Lender LLC (a wholly owned subsidiary of Hannon Armstong Capital LLC “HASI”, “New Senior Credit Facility”) that consists of up to $200,000 in senior indebtedness, of which $155,000 is outstanding as of March 11, 2026. These proceeds were used to repay all outstanding debt of the Company at the date of closing. Subject to various requirements as defined in the underlying agreement, the Company expects to have an additional $25,000 in proceeds drawn upon the conclusion of an engineering review over its Montauk Ag Renewables Acquisition. Also subject to various requirements as defined in the underlying agreement, the Company expects the final proceeds to be dispensed at the commissioning and operation of its Montauk Ag Renewables Ag Acquisition. Finally, the Company maintains a cash collateralized facility with an entity not related to the HASI New Senior Credit Facility and still has issued $2,190 of letters of credit. The New Senior Credit Facility matures in March 2031. The New Senior Credit Facility includes various affirmative and negative covenants that require the Company to meet specified financial ratios and financial tests, as defined in the underlying agreement. Under the New Senior Credit Facility, the Company is required to maintain:

•
Total Net Leverage Ratio (as defined in the Senior Credit Facility) of note more than 4.00 to 1.00, and
•
As of the end of each fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility)of not less than 1.20 to 1.00; and
•
Various other financial covenants or mandatory prepayments (as defined in the Senior Credit Facility).

The New Senior Credit Facility is subject to customary events of default and contemplates that the Company would be in default if, for any fiscal quarter (x) the average monthly D3 RIN price is less than $1.00 per RIN and (y) the consolidated average quarterly trailing EBITDA over the previous four quarters is less than $10,000.

The New Senior Credit Facility has a 24 month availability period during which only interest is payable quarterly. After the availability period, the Company is required to make quarterly principal payments equal to 1.25% of the total outstanding principal. The interest rate of the Senior Credit Facility is 10.25%.

In accordance with ASC 470-10-45-12 through 45, the Company classified $2,733 of its debt as short term debt, net of debt issuance costs, and $126,000 as long term debt as of December 31, 2025, based on management’s intent and demonstrated ability to refinance such obligations on a long term basis through the execution of the New Senior Credit Facility prior to issuance of the financial statements. The execution of the New Senior Credit Facility is disclosed as a non-recognized subsequent event.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025 (the end of the period covered by this Annual Report on Form 10-K), the Company’s disclosure controls and procedures were effective, pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act.

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

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Except as discussed above, there have been no changes during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION.

Item 1.01 Entry into a Material Definitive Agreement.

On March 9, 2026, Montauk Renewables, Inc., a Delaware corporation (the “Company”) entered into a Senior Secured Term Loan Credit Agreement (“Credit Agreement”), dated as of March 9, 2026, by and among the Company, as the parent guarantor, Montauk Energy Holdings, LLC, a Delaware limited liability company (the “Borrower”), and CCH1 MEH Lender LLC, a Delaware limited liability company (the “Lender”).

The Credit Agreement establishes a term loan facility in an aggregate principal amount of $200,000 (the “Credit Facility”). The maturity date of the Credit Facility is March 9, 2031.

On March 9, 2026, the Company borrowed $155,000 under the Credit Facility, and the proceeds were used to repay $146,000 of outstanding principal indebtedness and terminate all commitments under the Second Amended and Restated Credit Agreement, dated as December 18, 2018, as amended, by and among the Company, the Borrower, the lenders from time to time party thereto, Comerica

Bank, as administrative agent for the lenders, sole lead arranger and sole bookrunner, and the other parties party thereto (the “Prior Credit Facility”).

Term Loan Advances (as defined in the Credit Agreement) under the Credit Agreement bear interest at a rate equal to 10.25%, calculated on the basis of a three hundred and sixty (360) day year and actual days elapsed per annum.

The Borrower is required to repay borrowings under the Credit Facility in quarterly installments in an amount equal to 1.25% of the highest aggregate principal amount of term loans that has been outstanding at any point from the effective date through such payment date, commencing on March 31, 2028. The Borrower may also be required to make mandatory prepayments, in certain circumstances, including in connection with the termination of a Material Project, as more fully provided in the Credit Agreement.

The obligations of the Borrower under the Credit Facility are (i) guaranteed by the Company and each of the Borrower’s existing and future subsidiaries and (ii) secured by first-priority liens on substantially all of the assets of the Company, the Borrower, and the Borrower’s existing and future subsidiaries, in each case subject to certain customary exceptions set forth in the Credit Agreement, including certain excluded subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants including limitations on the ability of the Company, the Borrower, and the Borrower’s existing and future subsidiaries to, amongst other things, grant additional liens, incur additional debt, purchase or otherwise acquire assets or interests of another Person, merge or consolidate, dispose of assets, make restricted payments, make certain investments, engage in certain transactions with affiliates, and enter into certain sale and leaseback transactions, in each case, with certain exceptions carved out, including for the additional debt covenant, the ability to enter into an unsecured revolving credit facility with a bank acceptable to the Lender, which shall include Fifth Third Bank, as successor by merger to Comerica Bank, not to exceed $5,000 at any time outstanding.

The Credit Agreement also requires the Borrower to maintain, as of the end of each fiscal quarter commencing June 30, 2026, (i) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.20 to 1.00, (ii) a Total Leverage Ratio (as defined in the Credit Agreement) of not more than 4.00 to 1.00, (iii) minimum Liquidity (as defined in the Credit Agreement) of at least $10,000, and (iv) minimum Consolidated EBITDA (as defined in the Credit Agreement) of at least $10,000. The Credit Agreement includes customary events of default, the occurrence of which could permit the Lender to, amongst other things, declare all amounts owing under the Credit Facility to be immediately due and payable and to exercise remedies with respect to the collateral.

The foregoing summary and description of the Credit Agreement is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which is filed as Exhibit 10.14 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 1.02 Termination of a Material Definitive Agreement.

In connection with the Company’s entry into the Credit Agreement, on March 9, 2026, the Company terminated the Prior Credit Agreement, which was scheduled to mature on December 21, 2026. There were no prepayment penalties in connection with the termination of the Prior Credit Agreement.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth in Item 1.01 above is incorporated into this Item 2.03 by reference.

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

The information otherwise required by this item is set forth in our Proxy Statement in the section entitled “Proposal No. 1—Election of Directors” under the headings “—Nominees for Election for a Term Expiring at the 2029 Annual Meeting,” and “Information Regarding our Board of Directors and Corporate Governance” under the sub-headings “Code of Business Conduct and Ethics,” “Communications with the Board,” “Board Committees,” “Committee Functions,” “Insider Trading/No Hedging and Pledging Policy,” and “Audit Committee” and in the section entitled “Delinquent Section 16(a) Reports.” The information in these sections is incorporated by reference into this Annual Report on Form 10-K.

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

As of December 31, 2025, our securities authorized for issuance under equity compensation plans were as follows:

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
(3)
This amount represents 12,666,975 shares of common stock remaining available for future issuance under the MRI EICP.

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

10.14+	Senior Secured Term Loan Credit Agreement, dated as of March 9, 2026, by and among Montauk Renewables, Inc., Montauk Energy Holdings, LLC and CCH1 MEH Lender LLC, as lender

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

19.1	Insider Trading Policy

21.1	List of Subsidiaries of Montauk Renewables, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description

24.1	Power of Attorney

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of Annual Report on Form 10-K filed on March 14, 2024)

99.2+	Consortium Agreement, dated as of January 24, 2021, by and among the stockholders named therein (incorporated by reference to Exhibit 99.2 of Annual Report on Form 10-K filed March 31, 2021)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Date: March 11, 2026	Montauk Renewables, Inc.

	By:	/s/ Sean F. McClain
Name: Sean F. McClain
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean F. McClain	President, Chief Executive Officer and Director	March 11, 2026
Sean F. McClain	(Principal Executive Officer)

/s/ Kevin A. Van Asdalan	Chief Financial Officer and Treasurer	March 11, 2026
Kevin A. Van Asdalan	(Principal Financial and Accounting Officer)

*	Lead Director	March 11, 2026
Mohamed H. Ahmed

*	Chairman of the Board and Director	March 11, 2026
John A. Copelyn

*	Director	March 11, 2026
Jennifer Cunningham

*	Director	March 11, 2026
Theventheran G. Govender

*	Director	March 11, 2026
Yunis Shaik

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Sean F. McClain
Name: Sean F. McClain
Title: Attorney-in-Fact