Form 10-Q
period 2026-06-30
Montauk Renewables, Inc.
filed 2026-08-05
CIK 1826600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of outstanding shares of the registrant’s common stock on July 31, 2026 was 142,341,139 shares.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONTAUK RENEWABLES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data):

	as of June 30,	as of December 31,
ASSETS	2026	2025
Current assets:
Cash and cash equivalents	$15,757	$23,752
Accounts and other receivables	5,554	9,167
Current restricted cash	8	8
Income tax receivable	1,308	702
Current portion of derivative instruments	—	220
Prepaid insurance and other current assets	4,677	3,306
Total current assets	$27,304	$37,155
Non-current restricted cash	$2,725	$430
Property, plant and equipment, net	385,624	341,395
Goodwill and intangible assets, net	19,070	19,605
Deferred tax assets	3,455	5,550
Operating lease right-of-use assets	7,358	9,082
Finance lease right-of-use assets	8	39
Equity method investment	3,715	3,824
Other assets	21,447	18,380
Total assets	$470,706	$435,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,800	$15,638
Accrued liabilities	15,998	11,735
Current portion of operating lease liability	2,531	3,287
Current portion of finance lease liability	1	32
Current portion of long-term debt	—	2,733
Total current liabilities	$44,330	$33,425
Long-term debt, less current portion	$149,635	$126,000
Non-current portion of operating lease liability	4,960	5,880
Non-current portion of finance lease liability	8	8
Asset retirement obligations	7,218	6,960
Other liabilities	25	39

Total liabilities	$206,176	$172,312

Commitments and contingencies (Note 21)

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value, authorized 690,000,000 shares; 143,912,811 shares issued at June 30, 2026 and December 31, 2025; 143,244,544 shares outstanding at June 30, 2026 and December 31, 2025	$1,431	$1,431
Treasury stock, at cost, 2,521,886 shares June 30, 2026 and December 31, 2025	(21,681)	(21,681)
Additional paid-in capital	227,453	226,302
Retained earnings	57,327	57,096
Total stockholders' equity	$264,530	$263,148
Total liabilities and stockholders' equity	$470,706	$435,460

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total operating revenues	$54,020	$45,127	$100,447	$87,730

Operating expenses:
Operating and maintenance expenses	29,061	21,864	52,215	39,422
General and administrative expenses	7,666	9,044	15,686	17,798
Royalties, transportation, gathering and production fuel	8,814	9,168	16,851	16,739
Depreciation, depletion and amortization	7,904	7,029	16,277	13,293
Impairment loss	650	377	1,093	2,424
Total operating expenses	$54,095	$47,482	$102,122	$89,676
Operating loss	$(75)	$(2,355)	$(1,675)	$(1,946)

Other expenses (income):
Interest expense	$1,531	$1,216	$2,866	$2,459
Income from equity investment	(3,772)	—	(7,092)	—
Loss on extinguishment of debt	—	—	944	—
Other (income) loss	(50)	40	(316)	(13)
Total other (income) expenses	$(2,291)	$1,256	$(3,598)	$2,446
Income (loss) before income taxes	$2,216	$(3,611)	$1,923	$(4,392)

Income tax expense	1,990	1,876	1,692	1,559
Net income (loss)	$226	$(5,487)	$231	$(5,951)

Income (loss) per share:
Basic	$0.00	$(0.04)	$0.00	$(0.04)
Diluted	$0.00	$(0.04)	$0.00	$(0.04)

Weighted-average common shares outstanding:
Basic	143,244,544	143,035,626	143,244,544	142,874,606
Diluted	143,932,316	143,035,626	143,916,829	142,874,606

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data):

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total equity
Balance at March 31, 2026	143,244,544	$1,431	2,521,886	$(21,681)	$226,922	$57,101	$263,773
Net income	—	—	—	—	—	226	226
Consolidation of VIE	—	—	—	—	15	—	15
Stock-based compensation	—	—	—	—	516	—	516
Balance at June 30, 2026	143,244,544	$1,431	2,521,886	$(21,681)	$227,453	$57,327	$264,530

Balance at March 31, 2025	142,711,797	$1,426	2,308,524	$(21,262)	$223,139	$54,884	$258,187
Issuance of common stock	392,913	4	—	—	—	—	4
Treasury stock	—	—	177,884	(354)	—	—	(354)
Net loss	—	—	—	—	—	(5,487)	(5,487)
Consolidation of VIE	—	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	—	—	2,365	—	2,365
Balance at June 30, 2025	143,104,710	$1,430	2,486,408	$(21,616)	$225,498	$49,397	$254,709

Balance at December 31, 2025	143,244,544	$1,431	2,521,886	$(21,681)	$226,302	$57,096	$263,148
Net income	—	—	—	—	—	231	231
Stock-based compensation	—	—	—	—	1,151	—	1,151
Balance at June 30, 2026	143,244,544	$1,431	2,521,886	$(21,681)	$227,453	$57,327	$264,530

Balance at December 31, 2024	142,711,797	$1,426	2,308,524	$(21,262)	$221,905	$55,348	$257,417
Issuance of common stock	392,913	4	—	—	—	—	4
Treasury stock	—	—	177,884	(354)	—	—	(354)
Net loss	—	—	—	—	—	(5,951)	(5,951)
Consolidation of VIE	—	—	—	—	(46)	—	(46)
Stock-based compensation	—	—	—	—	3,639	—	3,639
Balance at June 30, 2025	143,104,710	$1,430	2,486,408	$(21,616)	$225,498	$49,397	$254,709

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

MONTAUK RENEWABLES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands):	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$231	$(5,951)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,277	13,293
Provision for deferred income taxes	2,095	1,596
Loss on extinguishment of debt	944	—
Stock-based compensation	1,151	3,639
Derivative mark-to-market adjustments and settlements	220	341
Net (gain) loss on sale or disposal of assets	(13)	36
Decrease in earn-out liability	—	360
Accretion of asset retirement obligations	258	239
Amortization of debt issuance costs	482	195
Impairment loss	1,093	2,424
Non-cash expense - RINs from equity method investment	7,201	—
Income from equity method investment	(7,092)	—
Cash provided (used) by changes in assets and labilities:
Accounts receivable	3,613	629
Royalty offset long term receivable	(2,921)	(2,645)
Critical spare inventory	(204)	(1,030)
Prepaid insurance and expenses	(1,371)	(2,003)
Income tax payables	(606)	(606)
Accounts payable and Accrued liabilities	8,935	7,247
Other	152	(418)
Net cash provided by operating activities	$30,445	$17,346
Cash flows from investing activities:
Capital expenditures	$(55,560)	$(45,298)
Capital contributions to equity method investments	—	(2,150)
Cash collateral deposits	—	2
Proceeds from sale of assets	33	—
Net cash used in investing activities	$(55,527)	$(47,446)
Cash flows from financing activities:
Repayments of long-term debt	$(44,000)	$(6,000)
Borrowings of long-term debt	155,000	20,000
Repayments of revolver	(105,000)	—
Borrowings of revolver	20,000	—
Debt extinguishment costs	(944)	—
Debt issuance costs	(5,644)	—
Common stock issuance	—	4
Treasury stock purchase	—	(354)
Finance lease payments	(30)	(36)
Net cash provided in financing activities	$19,382	$13,614
Net decrease in cash and cash equivalents and restricted cash	$(5,700)	$(16,486)
Cash and cash equivalents and restricted cash at beginning of period	$24,190	$46,004
Cash and cash equivalents and restricted cash at end of period	$18,490	$29,518
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$15,757	$29,133
Restricted cash and cash equivalents - current	8	8
Restricted cash and cash equivalents - non-current	2,725	377
	$18,490	$29,518

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest, net of $4,426 and $64 capitalized respectively	$3,178	$2,501
Cash paid for income taxes	202	569
Accrual for purchase of property, plant and equipment included in accounts payable and accrued liabilities	17,275	19,367
Non-cash RIN distribution from equity method investment	7,201	—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2026 (the “2025 Annual Report”). The results of operations for the three and six months ended June 30, 2026 in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2025, has been derived from the audited financial statements as of that date. For further information, refer to the Company’s audited financial statements and notes thereto included for the year ended December 31, 2025 in the 2025 Annual Report.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations, (Topic 818). This ASU establishes guidance on the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. Public business entities are required to apply the guidance retrospectively. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2028. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

NOTE 3 – ASSET IMPAIRMENT

The Company recorded an impairment loss of $650 and $377 for the three months ended June 30, 2026 and 2025, respectively and $1,093 and $2,424 for the six months ended June 30, 2026 and 2025, respectively. All 2026 impairments were for specifically identified discrete or non-operable assets, of which $748 was impaired at five RNG sites and $345 at one REG site and the Company did not record any impairments related to its cash flows assessment. In 2025, $1,983 was impaired for costs related to a development project RNG interconnection for which the local utility is no longer accepting RNG into its distribution system. All associated costs related to the interconnection were impaired. The remaining 2025 impairments of $441 were for specifically identified assets deemed obsolete or non-operable and consisted of $357 within the RNG segment and $84 within the REG segment.

NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company’s revenues are comprised of renewable energy and related Environmental Attribute sales provided under short, medium and long term contracts with its customers. All revenue is recognized when (or as) the Company satisfies its performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product or service to its customer either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The Company allocates the contract’s transaction price to each performance obligation using the product’s observable market standalone selling price for each distinct product in the contract. The Company's typical invoicing terms are payment due within 30 days of invoice date.

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

The Company’s performance obligations related to the sale of renewable energy (i.e. RNG and Renewable Electricity) are generally satisfied over time. Revenue related to the sale of renewable energy is generally recognized over time using an output based upon the product quantity delivered to the customer. This measure is used to best depict the Company’s performance to date under the terms of the contract. Revenue from products transferred to customers over time accounted for approximately 14% and 35% of revenue for the three months ended June 30, 2026 and 2025, respectively, and 17% and 36% for the six months ended June 30, 2026 and 2025, respectively.

The Company’s performance obligations related to the sale of Environmental Attributes are generally satisfied at a point in time and were 86% and 65% of revenue for the three months June 30, 2026 and 2025, respectively, and 83% and 64% for the six months ended June 30, 2026 and 2025, respectively. The Company recognizes Environmental Attribute revenue at the point in time in which the customer obtains control of the Environmental Attributes, which is generally when the title of the Environmental Attribute passes to the customer upon delivery. In limited cases, title does not transfer to the customer and revenue is not recognized until the customer has accepted the Environmental Attributes.

The following tables display the Company’s disaggregated revenue by major source based on product type and timing of transfer of goods and services for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$—	$4,787	$4,787
Natural gas environmental attributes	44,467	177	44,644
Electric commodity	—	2,604	2,604
Electric environmental attributes	1,985	—	1,985
	$46,452	$7,568	$54,020
Operating segment:
RNG	$44,467	$4,964	$49,431
REG	1,985	2,604	4,589
	$46,452	$7,568	$54,020

	Three months ended June 30, 2025
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$—	$13,429	$13,429
Natural gas environmental attributes	27,288	—	27,288
Electric commodity	—	2,495	2,495
Electric environmental attributes	1,915	—	1,915
	$29,203	$15,924	$45,127
Operating segment:
RNG	$27,288	$13,429	$40,717
REG	1,915	2,495	4,410
	$29,203	$15,924	$45,127

	Six months ended June 30, 2026
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$—	$11,551	$11,551
Natural gas environmental attributes	79,926	177	80,103
Electric commodity	—	5,109	5,109
Electric environmental attributes	3,684	—	3,684
	$83,610	$16,837	$100,447
Operating segment:
RNG	$79,926	$11,728	$91,654
REG	3,684	5,109	8,793
	$83,610	$16,837	$100,447

	Six months ended June 30, 2025
	Goods transferred at a point in time	Goods transferred over time	Total
Major goods/Service line:
Natural gas commodity	$—	$26,676	$26,676
Natural gas environmental attributes	52,279	—	52,279
Electric commodity	—	5,152	5,152
Electric environmental attributes	3,623	—	3,623
	$55,902	$31,828	$87,730
Operating segment:
RNG	$52,279	$26,676	$78,955
REG	3,623	5,152	8,775
	$55,902	$31,828	$87,730

Practical expedients and remaining performance obligations

The Company recognizes revenue from the sale of natural gas and electric commodities using the right to invoice practical expedient. The Company determined that the revenues recognized as of period end correspond directly with the value transferred to customers and the Company's satisfaction of the performance obligations to date. The Company has elected the practical expedient available in ASC 606-10-50-14 and ASC 606-10-50-14A and therefore does not disclose the transaction price allocated to remaining performance obligations for contracts with an expected duration of one year or less or for contracts in which variable consideration is allocated to wholly unsatisfied distinct goods that form part of a single performance obligation. The Company’s revenue contracts either qualify for the practical expedients discussed above or have an expected duration of one year or less. As a result, the Company has no remaining performance obligations requiring disclosure as of June 30, 2026 and December 31, 2025.

NOTE 5 – EQUITY METHOD INVESTMENTS

In March 2025, the Company entered into a joint venture, GreenWave Energy Partners, LLC, ("GreenWave"). The investees in the joint venture are Pesta Energy, LLC, a wholly owned subsidiary of the Company, with an ownership percentage of 51% and Pioneer Renewable Energy Marketing, LLC ("PREM"), with an ownership percentage of 49%. Although the Company holds a 51% ownership interest, GreenWave is jointly controlled by each party, and no single entity has the unilateral ability to direct the activities that most significantly impact GreenWave’s economic performance; accordingly, consolidation is not required. As of June 30, 2026, the Company has contributed $4,000. Additionally, the Company provided for a $184 short-term loan. Subject to various and certain requirements as defined in the underlying agreements, the Company could be required to make additional short term loans up to $316. Any additional funding, if required, would be evaluated at the time of funding to determine the appropriate accounting treatment. The Company's maximum exposure to loss in the joint venture as of June 30, 2026 is $3,899, which is comprised of the equity balance of $3,715 and the $184 short-term loan. The joint venture is primarily intended to help address the limited capacity of RNG usage in transportation by dispensing RNG through expanded Transportation Fuel uses under the RFS. While the joint venture is not expected to use RNG produced by the Company, it is expected to provide access to exclusive unique and proprietary pathways for other industry producers of RNG. PREM facilitates access to these pathways and the Company provides for the efficient RIN separation for the joint venture. As part of the agreement, the Company receives separated RINs as distributions. For the six months ended June 30, 2026 and the year ended December 31, 2025, the Company received 2,909 and 706 RINs, respectively, with a with a distribution value of $7,201 and $1,661, respectively. The Company records these distributed RINs within “Prepaid insurance and other current assets” on the Consolidated Balance Sheet, and are valued at the lower of cost or net realizable value. The distributions of separated RINs are accounted for as a return on investment and are recognized based on the Company’s share of GreenWave’s earnings, with any excess distributions treated as a return of investment and recorded as a reduction of the carrying amount of the equity method investment.

	Six Months Ended June 30,	Year Ended December 31,
	2026	2025
Equity balance—beginning of period	$3,824	$-
Contributions	—	4,000
Income from joint venture	7,092	1,485
Distributions	(7,201)	(1,661)
Equity balance—end of period	$3,715	$3,824

The Company utilizes the equity method of accounting related to this joint venture. Refer to Note 2 – Summary of Significant Accounting Policies.

NOTE 6 – ACCOUNTS AND OTHER RECEIVABLES

The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Reserves for uncollectible accounts, if any, are recorded as part of general and administrative expenses in the consolidated statements of operations. No reserve expense was recorded for the three and six months ended June 30, 2026 and 2025.

Accounts and other receivables consist of the following as of June 30, 2026, December 31, 2025 and 2024:

	June 30, 2026	December 31, 2025	December 31, 2024
Accounts receivables	$4,914	$6,578	$7,869
Other receivables	639	2,589	294
Reimbursable expenses	1	—	9
Accounts and other receivables, net	$5,554	$9,167	$8,172

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Land	$1,568	$1,568
Buildings and improvements	39,071	38,914
Machinery and equipment	326,315	321,834
Gas mineral rights	35,526	35,526
Construction work in progress	217,561	163,277
Total	$620,041	$561,119
Less: Accumulated depreciation and amortization	(234,417)	(219,724)
Property, plant & equipment, net	$385,624	$341,395

Depreciation expense for Property, plant and equipment was $7,507 and $6,640 for the three months ended June 30, 2026 and 2025, respectively, and $15,476 and $12,548 for the six months ended June 30, 2026 and 2025, respectively. Depletion expense for gas mineral rights was $91 for both the three months ended June 30, 2026 and 2025, and $182 for both the six months ended June 30, 2026 and 2025.

Construction work in progress consists of RNG and REG capital expenditures on developmental projects and improvements to existing sites. Development projects, on average, last between 18 to 36 months, and when completed for their intended use, costs are placed in service and begin depreciating.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Goodwill	$60	$60
Intangible assets with indefinite lives:
Land use rights	230	230
Total intangible assets with indefinite lives:	$230	$230
Intangible assets with finite lives:
Interconnection, net of accumulated amortization of $5,720 and $5,344	$13,650	$13,972
Customer contracts, net of accumulated amortization of $18,054 and $17,841	5,130	5,343
Total intangible assets with finite lives:	$18,780	$19,315
Total Goodwill and Intangible assets	$19,070	$19,605

As of June 30, 2026, the weighted average remaining useful lives for both customer contracts and interconnections were 12 years. Amortization expense was $289 and $280 for the three months ended June 30, 2026 and 2025, respectively and $589 and $528 for the six months ended June 30, 2026 and 2025, respectively.

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

The following table summarizes the activity associated with asset retirement obligations of the Company as of June 30, 2026 and December 31, 2025:

	Six Months Ended June 30,	Year Ended December 31,
	2026	2025
Asset retirement obligations—beginning of period	$6,960	$6,338
Accretion expense	258	485
New asset retirement obligation	—	137
Asset retirement obligations—end of period	$7,218	$6,960

NOTE 10 – DERIVATIVE INSTRUMENTS

To mitigate market risk associated with fluctuations in interest rates and natural gas commodity prices, the Company will, at times, utilize swap contracts under a board-approved program. The Company does not apply hedge accounting to any of its derivative instruments, and all realized and unrealized gains and losses from changes in derivative values are recognized in earnings each period. As a result of the economic hedging strategies employed, the Company had the following losses in the Consolidated Statements of Operations the three and six months ended June 30, 2026 and 2025:

		Three Months Ended June 30,
Derivative Instrument	Location	2026	2025
Interest rate swaps	Interest expense	$-	$(126)
Net loss		$-	$(126)

		Six Months Ended June 30,
Derivative Instrument	Location	2026	2025
Interest rate swaps	Interest expense	$(29)	$(341)
Net loss		$(29)	$(341)

As of June 30, 2026, the Company has no interest rate nor commodity swap contracts outstanding.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of June 30, 2026 and December 31, 2025, set forth by level, within the fair value hierarchy:

	June 30, 2026
	Level 1	Level 2	Level 3	Total

Asset retirement obligations	—	—	(7,218)	(7,218)
	$—	$—	$(7,218)	$(7,218)

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Interest rate swap derivative asset	$—	$220	$—	$220
Asset retirement obligations	—	—	(6,960)	(6,960)
	$—	$220	$(6,960)	$(6,740)

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

A summary of changes in the fair value of the Company’s Level 3 instrument, attributable to asset retirement obligations, for the six months ended June 30, 2026 and the year ended December 31, 2025 is included in Note 9.

There were no transfer of assets or liabilities between Levels 1, 2 or 3 of the fair value hierarchy as of June 30, 2026 and December 31, 2025.

NOTE 12 – ACCRUED LIABILITIES

The Company’s accrued liabilities consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accrued expenses	$7,080	$3,342
Payroll and related benefits	3,067	2,865
Royalty	3,412	2,962
Utility	1,749	1,588
Accrued interest	—	813
Other	690	165
Accrued liabilities	$15,998	$11,735

NOTE 13 – DEBT

The Company’s debt consists of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Term loans	$155,000	$44,000
Revolver	—	85,000
Less: current principal maturities	—	(3,000)
Less: debt issuance costs (on long-term debt)	(5,365)	—
Long-term debt	$149,635	$126,000
Current portion of long-term debt	—	2,733
Total debt	$149,635	$128,733

New Senior Credit Facility

On March 9, 2026, the Company entered in a new, five year senior credit facility ("New Senior Credit Facility") with CCH1 MEH Lender LLC (a wholly owned subsidiary of Hannon Armstrong Capital LLC “HASI”) that consists of up to $200,000 in senior indebtedness, of which $155,000 is outstanding as of June 30, 2026. These proceeds were used to repay all outstanding debt of the Company at the date of closing. Subject to various requirements as defined in the underlying agreement, the Company expects to have an additional $45,000 in proceeds to draw upon the conclusion of certain engineering review and operational requirements of its Montauk Ag Renewables project in North Carolina. Finally, the Company maintains a cash collateralized facility with an entity not related to the HASI New Senior Credit Facility and has issued $2,185 of letters of credit, for which the Company is required to maintain 105% of cash collateral. The New Senior Credit Facility matures in March 2031. The New Senior Credit Facility includes various affirmative and negative covenants that require the Company to meet specified financial ratios and financial tests, as defined in the underlying agreement. Under the New Senior Credit Facility, the Company is required to maintain:

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

Amortized debt issuance expense in the amount of $339 and $99 for the three months ended June 30, 2026 and 2025, respectively and $482 and $195 for the six months ended, June 30, 2026 and 2025, respectively, was recorded in interest expense in the Consolidated Statement of Operations. Due to the cessation of the prior credit agreement, a $944 Loss on extinguishment of debt was recorded in the Consolidated Statement of Operations.

As of June 30, 2026, the Company was in compliance with all applicable financial covenants under the new credit agreement.

NOTE 14 – INCOME TAXES

The Company’s provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. For the three and six months ended June 30, 2026, the Company utilized an estimated effective tax rate.

	Three Months Ended June 30,
	2026	2025
Income tax expense	1,990	1,876
Effective tax rate	90%	(52%)

	Six Months Ended June 30,
	2026	2025
Income tax expense	1,692	1,559
Effective tax rate	88%	(35%)

The effective tax rate of 90% for the three months ended June 30, 2026 was higher than the rate for the three months ended June 30, 2025, of (52)% primarily due to the change in our pre-tax book loss year over year.

The effective tax rate of 88% for the six months ended June 30, 2026 was higher than the rate for the six months ended June 30, 2025, of (35)% primarily due to the change in our pre-tax book loss year over year.

Income tax expenses for the three and six months ended June 30, 2026 and June 30, 2025 were calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21% primarily due to the adjustment for production tax credits.

NOTE 15 – SHARE-BASED COMPENSATION

The board of directors of Montauk Renewables adopted the Montauk Renewables, Inc. Equity and Incentive Compensation Plan (“MRI EICP”) in January 2021. Following the closing of the IPO, the board of directors of Montauk Renewables approved the grant of non-qualified stock options, restricted stock units and restricted share awards to the employees of Montauk Renewables and its subsidiaries in January 2021. There is no unrecognized share-based compensation expense related to these awards. Additional share-based compensation awards have been granted by the Board of Directors and issued by the Company to officers and other employees of the Company. Stock compensation expense related to these awards was $516 and $926 for the three months ended June 30, 2026 and 2025, respectively and $1,151 and $1,780 for the six months ended June 30, 2026 and June 30, 2025, respectively.

The restricted shares, restricted stock units and option awards are subject to vesting schedules and are subject to the terms and conditions of the MRI EICP and related award agreements including, in the case of the restricted share awards, each officer having made an election under Section 83(b) of the Code.

In connection with a May 2021 asset acquisition, 1,250,000 restricted share awards (“RS Awards”) were granted to two employees that were hired by the Company in connection with such acquisition. The RS Awards were to vest over a five-year period and subject to the achievement of time and performance-based vesting criteria over such period. In May 2022, the RS Awards were amended to remove the performance-based vesting criteria and to be only subjected to time-based vesting requirements over a five year period. The awards were revalued at $15,500. Stock compensation expense related to these awards was $0 and $1,442 for the three months ended June 30, 2026 and 2025, respectively and $0 and $1,863 for the six months ended June 30, 2026 and June 30, 2025 respectively. During the second quarter of 2025, the Company recognized $1,550 of noncash stock compensation expense within General and administrative expense related to the acceleration of previously unrecognized stock compensation expense related to an employee termination. As of June 30, 2026, there is no remaining unrecognized MRI EICP compensation expense for these awards.

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

April 2023 Awards
Options awarded	2,100,000
Risk-free interest rate	3.71%-3.97%
Expected volatility	78%-80%
Expected option life (in years)	3.5-5.5
Grant-date fair value	$4.25

January 2021 Awards
Options awarded	950,214
Risk-free interest rate	0.5%
Expected volatility	32%
Expected option life (in years)	5.5
Grant-date fair value	$3.44

The following table summarizes the restricted shares, restricted stock units and options outstanding under the MRI EICP as of June 30, 2026 and 2025:

	Restricted Shares		Restricted Stock Units		Options
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Exercise Price
End of period - December 31, 2025	—	$—	130,000	$4.97	2,100,000	$6.77
Beginning of period - January 1, 2026	—	$—	130,000	$4.97	2,100,000	$6.77
Granted	—	—	1,281,989	1.53	—	—
Vested	—	—	—	—	(700,000)	6.77
End of period - June 30, 2026	—	$—	1,411,989	$1.85	1,400,000	$6.77

End of period - December 31, 2024	626,108	$11.93	170,000	$7.63	2,325,000	$7.04
Beginning of period - January 1, 2025	626,108	$11.93	170,000	$7.63	2,325,000	$7.04
Granted	—	—	—	—	—	—
Vested	(570,797)	11.98	—	—	—	—
Forfeited	—	—	—	—	—	—
End of period - June 30, 2025	55,311	$11.38	170,000	$7.63	2,325,000	$7.04

As of June 30, 2026, no vested options have been exercised. Unrecognized MRI EICP compensation expense for awards the Company expects to vest as of June 30, 2026 was $3,756 and will be recognized over approximately 5 years.

NOTE 16 – DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan for eligible employees. The Company matches 50% of an employee’s deferrals up to 4%. The Company also contributes 3% of eligible employee’s compensation expense as a safe harbor contribution. The matching contributions vest ratably over four years of service, while the safe harbor contributions vest immediately. Incurred expense related to the 401(k) plan was $244 and $249 for the three months ended June 30, 2026 and 2025, respectively and $488 and $494 for the six months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, we consolidated MNK’s current assets ($119), current liabilities ($54) and long-term liabilities ($25).

NOTE 18 – SEGMENT INFORMATION

The Company’s reportable segments for the three and six months ended June 30, 2026 and 2025 are Renewable Natural Gas and Renewable Electricity Generation. Renewable Natural Gas includes the production of RNG. Renewable Electricity Generation includes generation of electricity at biogas-to-electricity plants. The Corporate entity is not determined to be an operating segment and though not an operating segment, certain corporate costs are disclosed as reconciling items to the Company’s consolidated results. The following tables are consistent with the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), evaluates the performance of each segment and allocates the Company's resources. The CODM evaluates the performance of the segments based on segment operating income (loss). The CODM assesses budgeted segment operating income (loss) amounts compared to actual results, which assists in determining future resource allocations of the Company, including allocation of capital expenditures. The CODM uses segment operating income (loss), which is before income taxes, as it measures operational profitability and can be used to evaluate non-financial performance measures including operational production. The Company maintains discrete financial information for its operating sites, which meet the definition of an operating segment, but are aggregated into reportable segments based on the type of commodity produced, as these operating sites have similar economic characteristics, including production processes, customer types and regulatory environments. Total Assets and Capital expenditures by segment are also provided within the tables below, as these amounts are regularly reviewed by the CODM. “RNG” refers to Renewable Natural Gas and “REG” refers to Renewable Electricity Generation.

Three months ended June 30, 2026
	RNG	REG	Total
Operating segment revenue	$40,936	$4,505	$45,441

Corporate and other revenue			8,579
Total consolidated revenue			$54,020

Less (1)
Payroll and related expenses	2,406	1,486	3,892
Wellfield operating and maintenance	2,217	520	2,737
Plant expense	653	346	999
Waste disposal	688	40	728
Preventative maintenance	4,192	1,441	5,633
Breakdown expenses	615	97	712
Utility expense	3,802	131	3,933
Royalties, transportation, gathering and production fuel	8,293	521	8,814
Depreciation, depletion and amortization	6,992	844	7,836
Impairment	439	211	650
Other operating expenses (2)	995	1,001	1,996
Operating segment expenses	$31,292	$6,638	$37,930

Corporate and other operating expenses (3)			16,165
Total consolidated operating expenses			$54,095

Operating segment income (loss)	$9,644	$(2,133)	$7,511

Corporate and other operating loss			(7,586)
Total consolidated operating loss			$(75)

Operating segment other expenses	$1	$12	$13
Corporate and other income (4)			(2,304)
Total consolidated other income			$(2,291)

Operating segment income (loss) before income taxes	$9,643	$(2,145)	$7,498

Corporate and other loss before income taxes			(5,282)
Total consolidated income before income taxes			$2,216

Operating segment assets	$188,154	$244,715	$432,869
Corporate and other assets			37,837
Total consolidated assets			$470,706

Operating segment capital expenditures	$2,221	$22,398	$24,619
Corporate and other capital expenditures			74
Total consolidated capital expenditures			$24,693

(1) Significant expenses regularly reviewed by the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of operating expenses for Corporate and other are payroll and related expenses of $4,488, insurance of $1,107 and professional and IT fees of $1,274.

(4) The majority of other expense (income) for Corporate and other are interest expense of $1,531 and income from equity investment of ($3,772).

Three months ended June 30, 2025

	RNG	REG	Total
Operating segment revenue	$40,829	$4,298	$45,127

Corporate and other revenue			-
Total consolidated revenue			$45,127

Less (1)
Payroll and related expenses	2,451	675	3,126
Wellfield operating and maintenance	1,762	853	2,615
Plant expense	710	376	1,086
Waste disposal	584	27	611
Preventative maintenance	5,734	1,913	7,647
Breakdown expenses	547	343	890
Utility expense	3,934	80	4,014
Royalties, transportation, gathering and production fuel	8,668	500	9,168
Depreciation, depletion and amortization	5,631	1,328	6,959
Impairment	347	30	377
Other operating expenses (2)	1,233	521	1,754
Operating segment expenses	$31,601	$6,646	$38,247

Corporate and other operating expenses (3)			9,235
Total consolidated operating expenses			$47,482

Operating segment income (loss)	$9,228	$(2,348)	$6,880

Corporate and other operating loss			(9,235)
Total consolidated operating loss			$(2,355)

Operating segment other expenses	$1	$29	$30
Corporate and other expense (4)			1,226
Total consolidated other loss			$1,256

Operating segment income (loss) before income taxes	$9,227	$(2,377)	$6,850

Corporate and other loss before income taxes			(10,461)
Total consolidated loss before income taxes			$(3,611)

Operating segment assets	$203,615	$135,809	$339,424
Corporate and other assets			43,068
Total consolidated assets			$382,492

Operating segment capital expenditures	$10,362	$23,166	$33,528
Corporate and other capital expenditures			138
Total consolidated capital expenditures			$33,666

(1) Significant expenses regularly reviewed by the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of operating expenses for Corporate and other are payroll and related expenses of $6,296, insurance of $1,186 and professional and IT fees of $977.

(4) The majority of other expense for Corporate and other is interest expense of $1,216.

Six months ended June 30, 2026
	RNG	REG	Total
Operating segment revenue	$79,010	$8,621	$87,632

Corporate and other revenue			12,816
Total consolidated revenue			$100,447

Less (1)
Payroll and related expenses	4,778	2,797	7,575
Wellfield operating and maintenance	4,137	1,089	5,226
Plant expense	1,215	621	1,836
Waste disposal	1,198	100	1,298
Preventative maintenance	7,886	2,446	10,332
Breakdown expenses	898	345	1,243
Utility expense	8,200	277	8,477
Royalties, transportation, gathering and production fuel	15,875	976	16,851
Depreciation, depletion and amortization	14,081	2,057	16,138
Impairment	748	345	1,093
Other operating expenses (2)	1,609	1,871	3,480
Operating segment expenses	$60,625	$12,924	$73,549

Corporate and other operating expenses (3)			28,573
Total consolidated operating expenses			$102,122

Operating segment income (loss)	$18,385	$(4,303)	$14,082

Corporate and other operating loss			(15,757)
Total consolidated operating loss			$(1,675)

Operating segment other (income) expenses	$(2)	$26	$24
Corporate and other income (4)			(3,622)
Total consolidated other income			$(3,598)

Operating segment income (loss) before income taxes	$18,387	$(4,329)	$14,058

Corporate and other loss before income taxes			(12,135)
Total consolidated income before income taxes			$1,923

Operating segment assets	$188,154	$244,715	$432,869
Corporate and other assets			37,837
Total consolidated assets			$470,706

Operating segment capital expenditures	$4,790	$50,647	$55,437
Corporate and other capital expenditures			123
Total consolidated capital expenditures			$55,560

(1) Significant expenses regularly reviewed by the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of operating expenses for Corporate and other are payroll and related expenses of $8,938, insurance of $2,177 and professional and IT fees of $2,991.

(4) The majority of other expense (income) for Corporate and other is interest expense of $2,866 and income from equity investment of ($7,092).

Six months ended June 30, 2025
	RNG	REG	Total
Operating segment revenue	$79,280	$8,450	$87,730

Corporate and other revenue			-
Total consolidated revenue			$87,730

Less (1)
Payroll and related expenses	4,861	1,358	6,219
Wellfield operating and maintenance	3,416	1,569	4,985
Plant expense	1,329	702	2,031
Waste disposal	1,153	41	1,194
Preventative maintenance	9,284	2,521	11,805
Breakdown expenses	992	791	1,783
Utility expense	7,860	194	8,054
Royalties, transportation, gathering and production fuel	15,783	956	16,739
Depreciation, depletion and amortization	10,531	2,639	13,170
Impairment	2,340	84	2,424
Other operating expenses (2)	2,134	964	3,098
Operating segment expenses	$59,683	$11,819	$71,502

Corporate and other operating expenses (3)			18,174
Total consolidated operating expenses			$89,676

Operating segment income (loss)	$19,597	$(3,369)	$16,228

Corporate and other operating loss			(18,174)
Total consolidated operating loss			$(1,946)

Operating segment other expenses	$9	$37	$46
Corporate and other expenses (4)			2,400
Total consolidated other expenses			$2,446

Operating segment income (loss) before income taxes	$19,588	$(3,406)	$16,182

Corporate and other loss before income taxes			(20,574)
Total consolidated loss before income taxes			$(4,392)

Operating segment assets	$203,615	$135,809	$339,424
Corporate and other assets			43,068
Total consolidated assets			$382,492

Operating segment capital expenditures	$17,930	$27,149	$45,079
Corporate and other capital expenditures			219
Total consolidated capital expenditures			$45,298

(1) Significant expenses regularly reviewed by the CODM.

(2) The majority of other operating expenses for RNG and REG are consumables, rent, environmental compliance and general and administrative expenses.

(3) The majority of operating expenses for Corporate and other are payroll and related expenses of $11,454, insurance of $2,517 and professional and IT fees of $2,337.

(4) The majority of other expense for Corporate and other is interest expense of $2,459.

For the three months ended June 30, 2026 and 2025, two and three customers, respectively made up greater than 10% of total revenues.

	Three months ended June 30, 2026
	RNG	REG	Total

Customer A	40.9%	—	40.9%
Customer B	13.8%	—	13.8%

	Three months ended June 30, 2025
	RNG	REG	Total
Customer A	20.2%	—	20.2%
Customer B	10.7%	—	10.7%
Customer C	10.3%	—	10.3%

For both the six months ended June 30, 2026 and 2025, four customers made up greater than 10% of total revenues.

	Six months ended June 30, 2026
	RNG	REG	Total
Customer A	34.4%	—	34.4%
Customer B	12.1%	—	12.1%
Customer C	11.0%	—	11.0%
Customer D	10.8%	—	10.8%

	Six months ended June 30, 2025
	RNG	REG	Total
Customer A	11.8%	—	11.8%
Customer B	11.8%	—	11.8%
Customer C	11.3%	—	11.3%
Customer D	10.1%	—	10.1%

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

Supplemental information related to operating lease arrangements was as follows:

	Three Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$942	$646
Weighted average remaining lease term (in years)	2.71	3.72
Weighted average discount rate	5.00%-6.00%	5.00%-6.00%

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,909	$1,328
Weighted average remaining lease term (in years)	2.71	3.72
Weighted average discount rate	5.00%-6.00%	5.00%-6.00%

Future minimum operating lease payments are as follows:

Year Ending
2026	$1,752
2027	2,147
2028	1,767
2029	606
2030	618
Thereafter	1,490
Imputed interest	(889)
Total	$7,491

Supplemental information related to finance lease arrangements was as follows:

	Three Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of financing lease liabilities	$14	$21
Weighted average remaining lease term (in years)	7.00	2.50
Weighted average discount rate	5.00%-6.00%	5.00%-6.00%

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of financing lease liabilities	$35	$42
Weighted average remaining lease term (in years)	7.00	2.50
Weighted average discount rate	5.00%-6.00%	5.00%-6.00%

Future minimum finance lease payments are as follows:

Year Ending
2026	$—
2027	1
2028	1
2029	1
2030	1
Thereafter	8
Imputed interest	(3)
Total	$9

NOTE 20 – INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share was computed using the following common share data for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Net income (loss)	$226	$(5,487)
Basic weighted-average shares outstanding	143,244,544	143,035,626
Dilutive effect of share-based awards	687,772	—
Diluted weighted-average shares outstanding	143,932,316	143,035,626
Basic income (loss) per share	$0.00	$(0.04)
Diluted income (loss) per share	$0.00	$(0.04)

	Six Months Ended June 30,
	2026	2025
Net income (loss)	$231	$(5,951)
Basic weighted-average shares outstanding	143,244,544	142,874,606
Dilutive effect of share-based awards	672,285	—
Diluted weighted-average shares outstanding	143,916,829	142,874,606
Basic income (loss) per share	$0.00	$(0.04)
Diluted income (loss) per share	$0.00	$(0.04)

As a result of incurring a net loss for the three and six months ended June 2025, potential common shares of 59,145 and 65,556, respectively, were excluded from diluted loss per share because the effect would have been antidilutive.

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

Litigation Contingencies

The Company, from time to time, may be involved in litigation. At June 30, 2026, Management does not believe there are any matters outstanding that would have a material adverse effect on the Company’s financial position or results of operations.

NOTE 22 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2026 condensed consolidated financial statements through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

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

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report, “Item 1A.–Risk Factors” of our 2025 Annual Report, and in our other SEC filings.

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

Recent Developments

RINs Generated but Unsold

Our profitability is highly dependent on the market price of Environmental Attributes, including the market price for RINs. As we self-market a significant portion of our RINs and as the RFS is based on annual compliance, a decision not to commit to transfer and monetize available RINs during a period will impact the timing of our operating revenues and operating profit recognized during a period. We had approximately 137 RINs generated but unseparated at June 30, 2026. The average D3 RIN index price for the second quarter of 2026 was approximately $2.54. The following table summarizes select historical data related to RINs generated, RINs sold, and RINs generated but unsold from our RNG operations. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments. The results related to our GreenWave joint venture are excluded from the table below. The timing of RIN transfers can vary year over year and by period within a year and is contingent on various factors including, but not limited to: (a) the Company’s expectations on RIN index price, (b) operational needs of the Company, (c) obligated parties purchase needs, or (d) the type of customer among other matters.

Calendar Quarter	RINs Available for Sale	RINs Sold	RINs sold as % of RINs Available	RINs Available but Unsold	RINs Unsold as % of RINs Available
2024 Third Quarter	15,895	15,750	99.1%	145	0.9%
2024 Fourth Quarter	9,822	3,000	30.5%	6,822	69.5%
2025 First Quarter	13,801	9,885	71.6%	3,916	28.4%
2025 Second Quarter	11,158	11,050	99.0%	108	1.0%
2025 Third Quarter	12,421	12,411	99.9%	10	0.1%
2025 Fourth Quarter	10,786	10,786	100.0%	-	0.0%
2026 First Quarter	12,482	12,403	99.4%	79	0.6%
2026 Second Quarter	14,265	14,265	100.0%	-	0.0%

Capital Development Summary

The following summarizes our ongoing development growth plans expected capacity contribution, anticipated commencement of operations, and capital expenditure estimate, respectively excluding the Montauk Ag Renewables Development Project:

Development Opportunity	Estimated Capacity Contribution (MMBtu/day)	Anticipated Commencement Date	Estimated Capital Expenditure
Bowerman RNG Facility	3,600	2027-2028	$85,000-$95,000
Atascocita LCO2 Facility	N/A	TBD	$30,000-$40,000
Tulsa RNG Facility	1,500	2027-2028	$25,000-$35,000
Rumpke RNG Relocation Project	7,500	2028	$70,000-$90,000

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

During the second quarter of 2026 we continued contract negotiations with other entities required to purchase RECs under the North Carolina Clean Energy and Portfolio Standard, specifically, the portfolio standards relating to swine RECs. These negotiations related to, among other matters, price, term, and mutual abilities to renegotiate any agreed contract. We have exchanged various versions of contracts with certain entities. We believe we are able to prioritize the sale of swine RECs generated from our Turkey facility to our executed REC agreement with Duke giving us this extended period during our ramp up to continue negotiations with these other entities. We believe that when we achieve our full first stage production, we will have contracts for all swine RECs generated.

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

Under a NCUC joint motion, various stakeholders subject to the requirements of certain aspects of the North Carolina Clean Energy and Portfolio Standard, specifically, the portfolio standards relating to swine RECs, continue to have working meetings under the direction of the NCUC. Certain of these entities impacted by the NCUC motion are also entities we continue to negotiate swine REC sale agreements, including Duke Energy. While we continue to negotiate swine REC contracts with certain of these entities under the NCUC joint motion, this NCUC joint motion could impact our ability to successfully execute swine contracts.

In July 2026, we began generating power for sale from our Turkey, North Carolina facility. This production of power is expected to be eligible to generate both swine RECs and enhanced RECs in subsequent months. As we work to increase the volumes of power and RECs that are able to be generated from our volume of produced syngas, we have identified specific programming modifications to our installed electrical switchgear. The installation of these modifications will provide for both the increase in production volumes and enhanced protection of our processing equipment and electrical transformers. We expect to have all programming completed by mid-August and consistently generate power and RECs from all available collected feedstock volumes.

We continue to progress with our installation of feedstock collection at our targeted 400 to 450 hog spaces. As of the end of July, we have entered into long term agreements with over fifty separate farming locations providing us access to at least 350 hog spaces. We are currently able to collect from more than 250 hog spaces and will continue farm site collection equipment installations during the second half of 2026.

Our capital investment expectation for this first phase of the project remains unchanged at $200,000. We continue to expect a ramp-up in production volumes throughout 2026 directly related to additional feedstock collection.

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

GreenWave Joint Venture

Through our wholly-owned subsidiary Pesta Energy, LLC, we entered into an agreement with Pioneer Renewables Energy Marketing, LLC to form a joint venture, GreenWave Energy Partners, LLC. The primary goal of the joint venture is to help address the limited capacity of RNG utilization for transportation by offering third party RNG volumes access to exclusive unique and proprietary pathways. We recorded income from GreenWave of approximately $7,092 in the first six months of 2026. We also received 2,909 in separated RINs distributed from GreenWave. Our capital investment in the joint venture is estimated to be up to approximately $4,500, subject to various and certain requirements as defined in the underlying agreements.

Atascocita Carbon Dioxide Beneficial Use Opportunity

In April 2026, we sent a letter confirming termination of our contract with European Energy North America (“EENA”) for the delivery of biogenic carbon dioxide (“CO2”). The termination was due to EENA’s failure to provide certain contractual assurances and notices related to the construction of their Texas-based e-methanol facility. We continue to explore alternative offtake arrangements with interested parties at our Atascocita location. The timing of capital expenditures will be synchronous with the finalization of replacement offtake agreements. We continue to anticipate a capital investment between $30,000 and $40,000, however our 2026 development capital range does not include additional capital outlay for this CO2 project.

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
•
Shifts in Revenue Composition for Projects from New Fuel Sources: We believe that agriculture offers us a lucrative opportunity For example, the value of LCFS credits for dairy farm projects, are a multiple of those realized from landfill projects due to the significantly more attractive CI scoring. Additionally, we believe that REC generation from swine farm projects, increases revenues from regulatory frameworks other than the RFS. As we expand into agriculture projects, our revenue composition from Environmental Attributes will change.
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

During the second quarter of 2026, legal challenges filed by various entities related to the finalized RFS standards for 2026 and 2027 were consolidated by the D.C. Circuit Court of Appeals . These challenges include claims relating to expected costs to comply with the RFS as well as challenges against partially waiving the 2025 RVO.

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

On March 15, 2025, the Full-Year Continuing Appropriations and Extensions Act, 2025 was signed into law. In May 2025, we were informed that the law eliminated the United States Department of Agriculture Advanced Biofuel Payment Program. We received approximately $200 annually since 2021 under this program. In 2025, we received notice that the program was reinstated and that retroactive payments would be issued for the missed quarters while the program was closed. In 2026, we recorded approximately $327 related to the Advanced Biofuel Payment Program.

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

When placed into service, Montauk Ag Renewables will generate primarily a mix federal investment tax and production tax credits and North Carolina state tax attributes. Based on past experience with other large and qualifying projects, we believe that 50 to 75% of project capital will qualify for IRC Section 48 investment tax credits and, depending on a variety of factors for projects started within various safe harbor guidelines, the tax benefits could be up to 30%. For qualifying projects that do not meet the various safe harbor guidelines, we expect the tax benefits to range between 6 and 12% for qualifying assets. As it relates to our capital expenditures and future electric power production, we estimate IRC Section 48 investment tax credits and section 45 production tax credits could range between $6,000 and $20,000, collectively. We give no assurances that our estimates on tax attributes for our Montauk Ag Renewables project will meet these expectations but expect to begin to review federal tax attributes and continue our review for North Carolina state income and property tax attributes in 2026.

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and forecasting future profitability by tax jurisdiction. We complete a full analysis annually of our deferred tax assets and liabilities. We expect our New Senior Credit Facility could generate additional tax attributes related to interest expense limitations under IRC Section 163(j). We continue to review our future tax planning including the ability to stack tax attributes, limitation on deductibility and expiration, but we do not currently expect to transfer, as applicable, any tax attributes generated.

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

•
Renewable Natural Gas Revenues: We record revenues from the production and sale of RNG and the generation and sale of the Environmental Attributes derived from RNG, such as RINs and LCFS credits. Our RNG revenues from Environmental Attributes are recorded net of a portion of Environmental Attributes shared with off-take counterparties as consideration for such counterparties using the RNG as a transportation fuel. We entered into pathway renewals in the third quarter of 2025 for certain volumes at percentages consistent with our historical percentages. Historically, we have monetized less than 25% of our RNG volumes under fixed-price agreements.
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

The sale of RINs, which is subject to market price fluctuations, accounts for a substantial portion of our revenues. We manage against the risk of these fluctuations through forward sales of RINs, although currently we only sell RINs in the calendar year they are separated. We have entered into commitments to transfer the majority of RINs generated and available for sale from our expected 2026 third quarter RNG production at an average price of $2.66. Realized prices for Environmental Attributes monetized in a year may not correspond directly to index prices due to the forward selling of commitments.

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
•
General and Administrative Expenses: General and administrative expenses primarily consist of corporate expenses and unallocated support functions for our operating facilities, including personnel costs for executive, finance, accounting, investor relations, legal, human resources, operations, engineering, environmental registration and reporting, health and safety, IT and other administrative personnel and professional fees and general corporate expenses. From time to time, we may be parties to legal proceedings arising in the normal course of business which could increase our legal expenses. We continue to expect increased general and administrative expenses associated with our ongoing development of Montauk Ag Renewables in 2026. We account for share-based compensation related to grants made through its equity and incentive compensation plan under FASB ASC 718. We do not believe the May 2026 restricted stock unit awards granted by the Board of Directors will significantly increase share-based compensation expense for the second half of 2026. For more information, see Note 15 to our unaudited condensed consolidated financial statements related to share-based compensation.
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

Comparison of Three Months Ended June 30, 2026 and 2025

The following table summarizes the key operating metrics described above, which are metrics we use to measure performance. Results related to our GreenWave joint venture are excluded from the table below.

	For the three months ended June 30,			Change
	2026	2025	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$40,936	$40,829	$107	0.3%
Renewable Electricity Generation Total Revenues	$4,505	$4,298	$207	4.8%

RNG Metrics
CY RNG production volumes (MMBtu)	1,456	1,413	43	3.0%
Less: Current period RNG volumes under fixed/floor- price contracts	(110)	(549)	439	80.0%
Plus: Prior period RNG volumes dispensed in current period	431	336	95	28.3%
Less: Current period RNG production volumes not dispensed	(429)	(309)	(120)	(38.8%)
Total RNG volumes available for RIN generation (1)	1,348	891	457	51.3%

RIN Metrics
Current RIN generation ( x 11.6935) (2)	15,766	10,410	5,356	51.5%
Less: Counterparty share (RINs)	(1,608)	(1,641)	33	2.0%
Plus: Prior period RINs carried into current period	244	5,398	(5,154)	(95.5%)
Less: RINs generated but unseparated	(137)	(3,009)	2,872	95.4%
Total RINs available for sale (3)	14,265	11,158	3,107	27.8%
Less: RINs sold	(14,265)	(11,050)	(3,215)	(29.1%)
RIN Inventory	(0)	108	(108)	(100.0%)
RNG Inventory (volumes not dispensed for RINs) (4)	429	309	120	38.8%
Average Realized RIN price	$2.45	$2.42	$0.03	1.2%

Operating Expenses
Renewable Natural Gas Operating Expenses	$23,862	$25,624	$(1,762)	(6.9%)
Operating Expenses per MMBtu (actual)	$16.39	$18.13	$(1.74)	(9.6%)

REG Operating Expenses	$5,583	$5,308	$275	5.2%
$/MWh (actual)	$126.89	$126.38	$0.51	0.4%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	44	42	2	4.8%
Average Realized Price $/MWh (actual)	$102.39	$102.33	$0.06	0.1%
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
(4)
Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income (loss) for the periods set forth below:

Revenues for the Three Months Ended June 30, 2026 and 2025

	For the three months ended June 30,			Change
	2026	2025	Change	%
Total operating revenues	$54,020	$45,127	$8,893	19.7%
Operating expenses:
Operating and maintenance expenses	29,061	21,864	7,197	32.9%
General and administrative expenses	7,666	9,044	(1,378)	(15.2)%
Royalties, transportation, gathering and production fuel	8,814	9,168	(354)	(3.9)%
Depreciation, depletion and amortization	7,904	7,029	875	12.4%
Impairment loss	650	377	273	72.4%
Total operating expenses	54,095	47,482	6,613	13.9%
Operating loss	$(75)	$(2,355)	$2,280	96.8%
Other (income) expenses:	(2,291)	1,256	(3,547)	(282.4)%
Net income (loss) before income taxes:	2,216	(3,611)	5,827	161.4%
Income tax expense	1,990	1,876	114	6.1%
Net income (loss)	$226	$(5,487)	$5,713	104.1%

Total revenues in the second quarter of 2026 were $54,020, an increase of $8,893 (19.7%) compared to $45,127 in the second quarter of 2025. The increase is primarily related to environmental attribute revenues of approximately $8,402 from RINs sold related to the distribution of RINs from our GreenWave joint venture which had no RINs distributed and sold in the second quarter of 2025. Our second quarter of 2026 RNG volumes sold under fixed/floor-price contracts decreased approximately 80.0% as compared to second quarter of 2025 as a result of the expiration of fixed price pathway contracts. Our RNG commodity revenue decreased approximately 63.7% which was offset by an increase in RINs sold of 29.1%. Also, our RINs generated and unseparated decreased approximately 95.4% as a result of the transition to BRRR in 2025.

Renewable Natural Gas Revenues

We produced 1,456 MMBtu of RNG during the second quarter of 2026, an increase of 43 MMBtu (3.0%) compared to 1,413 MMBtu produced in the second quarter of 2025. Our McCarty facility produced 53 MMBtu more in the second quarter of 2026 compared to the second quarter of 2025 as a result of landfill host wellfield operational and collection system enhancements. Our Apex facility produced 39 MMBtu more in the second quarter of 2026 as compared to second quarter of 2025 as a result of increased feedstock gas from our improvements related to the landfill collection system. Our Galveston facility produced 26 MMBtu fewer in the second quarter of 2026 compared to the second quarter of 2025 as a result of landfill host assuming responsibility of wellfield operations and maintenance beginning in 2026. Our Atascocita facility produced 37 MMBtu fewer in the second quarter of 2026 compared to the second quarter of 2025 as a result of landfill host wellfield operational and collection system enhancement project timing as well as planned facility maintenance.

Revenues from the Renewable Natural Gas segment in the second quarter of 2026 were $40,936, an increase of $107 (0.3%) compared to $40,829 in the second quarter of 2025. Average commodity pricing for natural gas for the second quarter of 2026 was $2.90 per MMBtu, 15.7% lower than the second quarter of 2025. During the second quarter of 2026, we self-marketed 14,265 RINs, representing a 3,215 increase (29.1%) compared to 11,050 in the second quarter of 2025. Average pricing realized on RIN sales during the second quarter of 2026 was $2.45 as compared to $2.42 in the second quarter of 2025, an increase of 1.2%. Average D3 RIN index price for the second quarter of 2026 was $2.54 compared to $2.36 in the second quarter of 2025, an increase of approximately 7.6%. At June 30, 2026, we had approximately 429 MMBtu available for RIN generation, 137 RINs generated and unseparated, and 0 RINs generated and unsold. At June 30, 2025, we had approximately 309 MMBtu available for RIN generation, 3,009 RINs generated and unseparated, and 108 RINs generated and unsold.

Renewable Electricity Generation Revenues

We produced approximately 44 MWh in Renewable Electricity in the second quarter of 2026, an increase of 2 MWh (4.8%) from 42 MWh in the second quarter of 2025. Our Bowerman facility produced approximately 3 MWh more in the second quarter of 2026 compared to the second quarter of 2025. The increase is primarily related to increased gas flows due to landfill host wellfield improvements.

Revenues from Renewable Electricity facilities in the second quarter of 2026 were $4,505, an increase of $207 (4.8%) compared to $4,298 in the second quarter of 2025. The increase was primarily driven by the increase in production volumes.

In both the second quarter of 2026 and 2025, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs. This provides us with certainty of price resulting from our Renewable Electricity sites.

General and Administrative Revenues

Total general and administrative revenues in the second quarter of 2026 were $8,579. We recorded approximately $8,402 in the second quarter of 2026 related to RINs distributed from our joint venture, GreenWave. We sold approximately 3,387 RINs distributed from GreenWave and the RINs related to pathway dispensing, which are not included within our operating metrics table. There were no such revenues incurred during the second quarter of 2025.

Expenses for the Three Months Ended June 30, 2026 and 2025

General and Administrative Expenses

Total general and administrative expenses in the second quarter of 2026 were $7,666, a decrease of $1,378 (15.2%) compared to $9,044 in the second quarter of 2025. The decrease is primarily related to a one-time accelerated vesting of $1,550 from certain restricted share awards in the second quarter of 2025 due to the termination of an employee.

Operating and Maintenance Expenses

Total operating and maintenance expenses in the second quarter of 2026 were $29,061, an increase of $7,197 (32.9%) compared to $21,864 in the second quarter of 2025.

We recorded approximately $8,348 in the second quarter of 2026 related to the cost of RINs distributed from GreenWave and the costs related to pathway dispensing associated with our dispensing RNG in exclusive unique and proprietary pathways, which are not included within our operating metrics table. There were no such expenses incurred during the second quarter of 2025.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the second quarter of 2026 were $15,568, a decrease of $1,387 (8.2%) as compared to $16,955 in the second quarter of 2025. Our McCarty facility operating and maintenance expenses decreased approximately $891 primarily related to the timing of maintenance related to gas processing equipment. Our Apex facility operating and maintenance expenses decreased approximately $451 primarily related to timing of gas processing preventative maintenance.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the second quarter of 2026 were $5,062, an increase of $253 (5.3%) compared to $4,809 in the second quarter of 2025. The increase is driven by an increase in non-capitalizable costs of approximately $1,162 at our Montauk Ag Renewables project. Our Bowerman facility operating and maintenance expenses decreased approximately $716 primarily related to decreased wellfield operational costs and timing of gas processing preventative maintenance.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the second quarter of 2026 were $8,814, a decrease of $354 (3.9%) compared to $9,168 in the second quarter of 2025. We make royalty payments to our fuel supply site partners on the commodities we produce and the associated Environmental Attributes. These royalty payments are typically structured as a percentage of revenue subject to a cap, with fixed minimum payments when Environmental Attribute prices fall below a defined threshold. To the extent commodity and Environmental Attributes’ prices fluctuate, our royalty payments may fluctuate upon renewal or extension of a fuel supply agreement or in connection with new projects. Our fuel supply agreements are typically structured as 20-year contracts, providing long-term visibility into the margin impact of future royalty payments.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities for the second quarter of 2026 were $8,293, a decrease of $375 (4.3%) compared to $8,668 in the second quarter of 2025. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of RNG revenues to 20.3% for the second quarter of 2026 from 21.2% in the second quarter of 2025.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the second quarter of 2026 were $521, an increase of $22 (4.4%) compared to $499 in the second quarter of 2025. Royalties, transportation, gathering and production fuel expenses decreased as a percentage of Renewable Electricity revenues to 11.5% for the second quarter of 2026 from 11.7% in the second quarter of 2025.

Depreciation

Depreciation and amortization in the second quarter of 2026 was $7,904, an increase of $875 (12.4%) compared to $7,029 in the second quarter of 2025. The increase was primarily driven by our Second Apex RNG Facility project being placed into service.

Impairment loss

We calculated and recorded impairment losses of $650 in the second quarter of 2026, an increase of $273 (72.4%) compared to $377 in the second quarter of 2025. The increase relates to specifically identified discrete or non-operable assets.

Other (Income) Expenses

Other income in the second quarter of 2026 was $2,291, an increase of $3,547 (282.4%) compared to other expenses of $1,256 in the second quarter of 2025. In the second quarter of 2026, we recorded approximately $3,772 in income related to our joint venture investment in GreenWave. There was no such income from GreenWave in the second quarter of 2025.

Income Tax Expense

Income tax expense for the three months ended June 30, 2026 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21.0% primarily related to the adjustment of Production Tax Credits as well as stock based compensation.

The effective tax rate of 89.8% for the three months ended June 30, 2026 was higher than the rate for the three months ended June 30, 2025 of (52.0%) primarily due to the change in our pre-tax book loss for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Operating Loss for the Three Months Ended June 30, 2026 and 2025

Operating loss in the second quarter of 2026 was $75, a decrease of $2,280 (96.8%) compared to $2,355 in the second quarter of 2025. RNG operating income for the second quarter of 2026 was $9,643, an increase of $415 (4.5%) compared to $9,228 in the second quarter of 2025. Renewable Electricity Generation operating loss for the second quarter of 2026 was $2,132, a decrease of $216 (9.2%) compared to $2,348 for the second quarter of 2025.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table summarizes the key operating metrics described above, which are metrics we use to measure performance.

	For the six months ended June 30,			Change
	2026	2025	Change	%
(in thousands, unless otherwise indicated)
Revenues
Renewable Natural Gas Total Revenues	$79,010	$79,280	$(270)	(0.3%)
Renewable Electricity Generation Total Revenues	$8,621	$8,450	$171	2.0%

RNG Metrics
CY RNG production volumes (MMBtu)	2,810	2,802	8	0.3%
Less: Current period RNG volumes under fixed/floor-price contracts	(199)	(1,045)	846	81.0%
Plus: Prior period RNG volumes dispensed in current period	354	291	63	21.6%
Less: Current period RNG production volumes not dispensed	(429)	(309)	(120)	(38.8%)
Total RNG volumes available for RIN generation (1)	2,536	1,739	797	45.8%

RIN Metrics
Current RIN generation ( x 11.6935) (2)	29,648	20,342	9,306	45.7%
Less: Counterparty share (RINs)	(3,033)	(3,112)	79	2.5%
Plus: Prior period RINs carried into current period	190	6,822	(6,632)	(97.2%)
Less: RINs generated but unseparated	(137)	(3,009)	2,872	95.4%
Total RINs available for sale (3)	26,668	21,043	5,625	26.7%
Less: RINs sold	(26,668)	(20,935)	(5,733)	(27.4%)
RIN Inventory	(0)	108	(108)	(100.0%)
RNG Inventory (volumes not dispensed for RINs) (4)	429	309	120	38.8%
Average Realized RIN price	$2.44	$2.42	$0.02	0.8%

Operating Expenses
Renewable Natural Gas Operating Expenses	$45,796	$46,828	$(1,032)	(2.2%)
Operating Expenses per MMBtu (actual)	$16.30	$16.71	$(0.41)	(2.5%)

REG Operating Expenses	$10,523	$9,116	$1,407	15.4%
$/MWh (actual)	$120.95	$103.59	$17.36	16.8%

Other Metrics
Renewable Electricity Generation Volumes Produced (MWh)	87	88	(1)	(1.1%)
Average Realized Price $/MWh (actual)	$99.09	$96.02	$3.07	3.2%
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
(4)
Represents gas production which has not been dispensed to generate RINs.

The following table summarizes our revenues, expenses and net income (loss) for the periods set forth below:

	For the six months ended June 30,			Change
	2026	2025	Change	%
Total operating revenues	$100,447	$87,730	$12,717	14.5%
Operating expenses:
Operating and maintenance expenses	52,215	39,422	12,793	32.5%
General and administrative expenses	15,686	17,798	(2,112)	(11.9)%
Royalties, transportation, gathering and production fuel	16,851	16,739	112	0.7%
Depreciation, depletion and amortization	16,277	13,293	2,984	22.4%
Impairment loss	1,093	2,424	(1,331)	(54.9)%
Total operating expenses	102,122	89,676	12,446	13.9%
Operating loss	$(1,675)	$(1,946)	$271	13.9%
Other (income) expenses:	(3,598)	2,446	(6,044)	(247.1)%
Net income (loss) before income taxes:	1,923	(4,392)	6,315	143.8%
Income tax expense	1,692	1,559	133	8.5%
Net income (loss)	$231	$(5,951)	$6,182	103.9%

Revenues for the Six Months Ended June 30, 2026 and 2025

Total revenues in the first six months of 2026 were $100,447, an increase of $12,717 (14.5%) compared to $87,730 in the first six months of 2025. The increase is primarily related to environmental attribute revenues of approximately $12,639 from RINs sold related to the distribution of RINs from our GreenWave joint venture which had no RINs distributed and sold in the first six months of 2025. Our first six months of 2026 RNG volumes sold under fixed/floor-price contracts decreased approximately 81.0% as compared to the first six months of 2025 as a result of the expiration of fixed price pathway contracts. Our RNG commodity revenue decreased approximately 56.5% which was offset by an increase in RINs sold of 27.4%. Also, our RINs generated and unseparated decreased approximately 95.4% as a result of the transition to BRRR in 2025.

Renewable Natural Gas Revenues

We produced 2,810 MMBtu of RNG during the first six months of 2026, an increase of 8 MMBtu (0.3%) over the 2,802 MMBtu produced in the first six months of 2025. Our Galveston facility produced 67 MMBtu fewer in the first six months of 2026 compared to the first six months of 2025 as a result of the landfill host assuming responsibility of wellfield operations and maintenance beginning in 2026. Offsetting this decrease was our Apex facility which produced 76 MMBtu more in the first six months of 2026 compared to the first six months of 2025 as a result of increased feedstock gas from our improvements related to the landfill collection system.

Revenues from the Renewable Natural Gas segment in the first six months of 2026 were $79,010, a decrease of $270 (0.3%) compared to $79,280 in the first six months of 2025. Average commodity pricing for natural gas for the first six months of 2026 was $3.97 per MMBtu, 11.8% higher than the first six months of 2025. During the first six months of 2026, we self-monetized 26,668 RINs, representing a 5,733 increase (27.4%) compared to 20,935 in the first six months of 2025. Average pricing realized on RIN sales during the first six months of 2026 was $2.44 as compared to $2.42 in the first six months of 2025, an increase of 0.8%. The average D3 RIN index price for the first six months of 2026 was $2.48 as compared to $2.39 for the first six months of 2025, an increase of approximately 3.8%. At June 30, 2026, we had approximately 429 MMBtu available for RIN generation, 137 RINs generated and unseparated, and no RINs generated and unsold. At June 30, 2025, we had approximately 309 MMBtu available for RIN generation, 3,009 RINs generated and unseparated, and 108 RINs generated and unsold.

Renewable Electricity Generation Revenues

We produced approximately 87 MWh in Renewable Electricity in the first six months of 2026, a decrease of 1 MWh (1.1%) compared to 88 MWh in the first six months of 2025. Our Pico facility produced approximately 2 fewer MWh in the first six months of 2026 compared to the first six months of 2025 which is primarily related to decommissioning of one of our engines in 2025 due to the shift towards boiler heat for our digestion process. Our Bowerman facility produced approximately 2 MWh more in the first six months of 2026 compared to the first six months of 2025 which is primarily related to increased gas flows due to landfill host wellfield improvements.

Revenues from Renewable Electricity facilities in the first six months of 2026 were $8,621, an increase of $171 (2.0%) compared to $8,450 in the first six months of 2025. The increase is primarily driven by the increase in our Bowerman facility production volumes.

In both the first six months of 2026 and 2025, 100.0% of Renewable Electricity Generation segment revenues were derived from the monetization of Renewable Electricity at fixed prices associated with underlying PPAs. This provides us with certainty of price resulting from our Renewable Electricity sites.

General and Administrative Revenues

Total general and administrative revenues in the first six months of 2026 were $12,816. We recorded revenues of approximately $12,683 in the first six months of 2026 related to RINs distributed from our joint venture, GreenWave. We sold approximately 5,142 RINs distributed from GreenWave and the RINs related to pathway dispensing, which are not included within our operating metrics table. There were no such revenues incurred during the first six months of 2025.

Expenses for the Six Months Ended June 30, 2026 and 2025

General and Administrative Expenses

Total general and administrative expenses in the first six months of 2026 were $15,686, a decrease of $2,112 (11.9%) compared to $17,798 in the first six months of 2025. The decrease is primarily related to a one-time accelerated vesting of $1,550 from certain restricted share awards in the first six months of 2025 due to the termination of an employee and the vesting of share awards of approximately $942. Our professional fees increased approximately $514 driven by integrated audit fees.

Operating and Maintenance Expenses

Total operating and maintenance expenses in the first six months of 2026 were $52,215, an increase of $12,793 (32.5%) compared to $39,422 in the first six months of 2025.

We recorded approximately $12,595 in the first six months of 2026 related to the cost of RINs distributed from GreenWave and the costs related to pathway dispensing associated with our dispensing RNG in exclusive unique and proprietary pathways, which are not included within our operating metrics table. There were no such expenses incurred during the first six months of 2025.

Renewable Natural Gas Expenses

Operating and maintenance expenses for our RNG facilities in the first six months of 2026 were $29,921, a decrease of $1,124 (3.6%) compared to $31,045 in the first six months of 2025. Our McCarty facility operating and maintenance expenses decreased approximately $890 primarily related to the timing of maintenance related to gas processing equipment. Our Galveston facility operating and maintenance expenses decreased approximately $748 primarily related to timing of gas processing preventative maintenance and decreased utility expense. Our Atascocita facility operating and maintenance expenses increased approximately $659 primarily related to wellfield operational enhancement expenses.

Renewable Electricity Expenses

Operating and maintenance expenses for our Renewable Electricity facilities in the first six months of 2026 were $9,546, an increase of $1,386 (17.0%) compared to $8,160 in the first six months of 2025. The increase was primarily driven by an increase in non-capitalizable costs at our Montauk Ag Renewables projects of approximately $1,970. Our Bowerman facility operating and maintenance expenses decreased approximately $345 primarily related to timing of gas processing preventative maintenance.

Royalty Payments

Royalties, transportation, gathering, and production fuel expenses in the first six months of 2026 were $16,851, an increase of $112 (0.7%) compared to $16,739 in the first six months of 2025.

Royalties, transportation, gathering and production fuel expenses for our RNG facilities for the first six months of 2026 were $15,875, an increase of $92 (0.6%) compared to $15,783 in the first six months of 2025. Royalties, transportation, gathering and production fuel expenses increased as a percentage of RNG revenues to 20.1% for the first six months of 2026 from 19.9% in the first six months of 2025.

Royalties, transportation, gathering and production fuel expenses for our Renewable Electricity facilities for the first six months of 2026 were $976, an increase of $20 (2.1%) compared to $956 in the first six months of 2025. As a percentage of Renewable Electricity Generation segment revenues, royalties, transportation, gathering and production fuel expenses remained unchanged at 11.3%.

Depreciation

Depreciation and amortization in the first six months of 2026 was $16,277, an increase of $2,984 (22.4%) compared to $13,293 in the first six months of 2025. The increase was primarily driven by our Second Apex RNG Facility project being placed into service.

Impairment loss

We calculated and recorded impairment losses of $1,093 in the first six months of 2026, a decrease of $1,331 (54.9%) compared to $2,424 in the first six months of 2025. The impairment losses in the first six months of 2026 primarily relate to various RNG equipment that was deemed obsolete for current operations. The impairment losses in the first six months of 2025 primarily relate to a development project RNG interconnection for which the local utility is no longer accepting RNG into its distribution system. All associated costs related to the interconnection were impaired and specifically identified assets deemed obsolete or non-operable.

Other (Income) Expenses

Other income in the first six months of 2026 was $3,598, an increase of $6,044 (247.1%) compared to other expenses of $2,446 the first six months of 2025. In the first six months of 2026, we recorded approximately $7,092 in income related to our joint venture investment in GreenWave. There was no such income from GreenWave in the first six months of 2025. We recorded approximately $944 in debt extinguishment costs in the first six months of 2026 related to our refinancing of our credit agreement.

Income Tax Expense

Income tax expense for the six months ended June 30, 2026 was calculated using an estimated effective tax rate which differs from the U.S. federal statutory rate of 21.0% primarily due to the benefit from production tax credits.

The effective tax rate of 88.0% for the six months ended June 30, 2026 was lower than the rate for the six months ended June 30, 2025 of (35.5)% primarily due to the change in our pre-tax book loss for the six months ended June 30, 2026 compared to our pre-tax book loss for the six months ended June 30, 2025.

Operating (Loss) Income for the Six Months Ended June 30, 2026 and 2025

Operating loss in the first six months of 2026 was $1,675, a decrease of $271 (13.9%) compared to $1,946 in the first six months of 2025. RNG operating income for the first six months of 2026 was $18,385, a decrease of $1,212 (6.2%) compared to $19,597 in the first six months of 2025. Renewable Electricity Generation operating loss for the first six months of 2026 was $4,303, an increase of $934 (27.7%) compared to $3,369 for the first six months of 2025.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss), which is the most directly comparable GAAP measure, for the three months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026	2025
Net income (loss)	$226	$(5,487)
Depreciation, depletion and amortization	7,904	7,029
Interest expense	1,531	1,216
Income tax expense	1,990	1,876
Consolidated EBITDA	11,651	4,634

Impairment loss (1)	650	377
Loss on sale or disposal of assets	—	21
Adjusted EBITDA	$12,301	$5,032

(1)
We recorded impairment losses of $650 and $377 for the three months ended June 30, 2026 and 2025, respectively. The impairment losses recorded in the three months ended June 30, 2026 relate to specifically identified assets deemed obsolete or non-operable. The impairment losses recorded in the three months ended June 30, 2025 primarily relate to an RNG interconnection impairment.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss), which is the most directly comparable GAAP measure, for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025
Net income (loss)	$231	$(5,951)
Depreciation, depletion and amortization	16,277	13,293
Interest expense	2,866	2,459
Income tax expense	1,692	1,559
Consolidated EBITDA	21,066	11,360

Impairment loss (1)	1,093	2,424
Loss on extinguishment of debt	944	—
Net (gain) loss on sale or disposal of assets	(13)	36
Adjusted EBITDA	$23,090	$13,820
(1)
We recorded impairment losses of $1,093 and $2,424 for the six months ended June 30, 2026 and 2025, respectively. The impairment losses recorded in the first six of 2026 relate to specifically identified assets deemed obsolete or non-operable. The impairment losses recorded in the first six months of 2025, relate to a development project RNG interconnection for which the local utility is no longer accepting RNG into its distribution system and specifically identified assets deemed obsolete or non-operable.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2026 and June 30, 2025, our cash and cash equivalents, net of restricted cash, was $15,757 and $29,133, respectively. We intend to fund development projects using cash flows from operations and borrowings under our revolving credit facility. We believe that we will have sufficient cash flows from operations and borrowing availability under our credit facility to meet our interest-only debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months. However, we are subject to business and operational risks that could adversely affect our cash flows and liquidity.

At June 30, 2026, we had debt before debt issuance costs of $155,000, compared to debt before debt issuance costs of $129,000 at December 31, 2025.

Our debt before issuance costs (in thousands) are as follows:

	June 30, 2026	December 31, 2025
Term loan	$155,000	44,000
Revolving credit facility	—	85,000
Debt before debt issuance costs	$155,000	$129,000

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

The New Senior Credit Facility financial debt covenants commenced June 30, 2026 and we are required to maintain the following as defined in the underlying agreement:

•
Total Net Leverage Ratio of not more than 4.00 to 1.00,
•
As of the end of each fiscal quarter, a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, and
•
Various other financial covenants or mandatory prepayments

As of June 30, 2026, we were in compliance with all applicable financial covenants under the New Senior Credit Facility.

For additional information regarding the New Senior Credit Facility, see Note 13— Debt to our unaudited condensed consolidated financial statements.

Capital Expenditures

We have historically funded our growth and capital expenditures with our working capital, cash flow from operations and debt financing. We expect our non-development 2026 capital expenditures to range between $20,000 and $25,000. Our 2026 non- development capital plans include preventative maintenance expenditures, wellfield expansion projects, critical spare expenditures, other specific facility improvements, and information technology improvements. Additionally, included in our 2026 non-development capital expenditures are original equipment manufacturer required lifecycle expenditures on our engines at our Bowerman facility. We expect these lifecycle expenditures at our Bowerman facility to continue through 2027. We currently estimate that our existing 2026 development capital expenditures will range between $80,000 and $100,000. Our ongoing 2026 development capital expenditures relate to the development of Montauk Ag Renewables, the Bowerman RNG project, the Rumpke RNG Relocation Project, the Atascocita CO2 project and the Tulsa RNG project. The reduction of 2026 development capital expenditures is primarily driven by the timing of our Atascocita CO2 project development and the refinement of long lead milestone payments. We believe that our credit refinancing with HASI will provide us the ability to secure additional project-based financing for our current development projects. We believe that our existing cash and cash equivalents, cash generated from operations, and credit availability under our New Senior Credit Facility will meet our interest-only debt service obligations and anticipated required capital expenditures (including for projects under development) for the next 12 to 24 months.

Cash Flow

The following table presents information regarding our cash flows and cash equivalents for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$30,445	$17,346
Investing activities	(55,527)	(47,446)
Financing activities	19,382	13,614
Net decrease in cash and cash equivalents and restricted cash	(5,700)	(16,486)
Restricted cash, end of the period	2,733	385
Cash and cash equivalents, end of period	18,490	29,518

For the first six months of 2026, we generated $30,445 of cash provided by operating activities compared to $17,346 in the first six months of 2025. For the first six months of 2026, income and adjustments to income from operating activities provided $22,847 compared to income and adjustments to income providing $16,172 in first six months of 2025. Working capital and other assets and liabilities provided $7,598 in the first six months of 2026 compared to working capital and other assets and liabilities providing $1,174 in the first six months of 2025.

Our net cash flows used in investing activities has historically focused on project development and facility maintenance. Our capital expenditures for the first six months of 2026 were $61,049, of which $49,782 and $3,557, were related to the Montauk Ag Renewables in North Carolina and Bowerman RNG, respectively. Our capital expenditure cash payments were $55,560. The variance is primarily driven by the timing differences related to capital expenditures in accounts payable.

Our net cash flows provided by financing activities of $19,382 for the first six months of 2026, increased $5,768, compared to cash provided by financing activities in the first six months of 2025 of $13,614.

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

We have contractual obligations under our debt agreement, including interest payments and principal repayments. See Note 13 in the unaudited condensed consolidated financial statements for further discussion of the contractual commitments under our debt agreements. During the first six months of 2026, we had $2,185 of outstanding letters of credit. There have been no draw downs on these outstanding letters of credit. During the first six months of 2025, we did not have off-balance sheet arrangements other than outstanding letters of credit of $2,571. Under the terms of our New Senior Credit Facility with HASI, we are required to maintain cash to collateralize these outstanding letters of credit. This restricted cash is included in “Non-current restricted cash” within our consolidated balance sheet as of June 30, 2026.

We have contractual obligations involving operating leases. We lease office space and other office equipment under operating lease arrangements, expiring in various years through 2033. See Note 19 in the unaudited condensed consolidated financial statements for further information related to the lease obligations.

We have other contractual obligations associated with our fuel supply agreements. The expiration of these agreements ranges from 1 to 17 years. The minimum royalty and capital obligation associated with these agreements ranges from $8 to $1,746.

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

Finite-Lived Asset Impairment

In accordance with FASB ASC Topic 360, Property, Plant and Equipment and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results, including considering project specific assumptions for long-term credit prices, escalated future project operating costs and expected site operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. We use our best estimates in making these evaluations and consider various factors, including future pricing and operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates and the impact of such variations could be material. We identified discrete events and recorded an impairment of $1,093 and $2,424 for the six months ended June 30, 2026 and 2025, respectively. See Note 3 in the unaudited condensed consolidated financial statements for further information related to asset impairments.

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

Date: August 5, 2026	MONTAUK RENEWABLES, INC.

	By:	/s/ SEAN F. MCCLAIN
Sean F. McClain
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KEVIN A. VAN ASDALAN
Kevin A. Van Asdalan
Chief Financial Officer (Principal Accounting Officer)